Form 10-K
period 1995-02-24
WSMP INC
filed 1995-05-19
CIK 67494

FILE NO. 0-7277


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                                 ANNUAL REPORT

         Pursuant to Section 13 of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended February 24, 1995
                                   WSMP, INC.

                         Incorporated in North Carolina

CLAREMONT, NORTH CAROLINA 28610                                  56-0945643
(704) 459 - 7626                        (I.R.S. Employer Identification No.)

                 Securities filed pursuant to Section 12(g) of
                      the Securities Exchange Act of 1934:

                      COMMON STOCK, PAR VALUE $1 PER SHARE

     WSMP, Inc. has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of regulation S-K is contained in WSMP, Inc.'s proxy statement for WSMP, Inc.'s Annual Meeting of Shareholders to be held on June 22, 1995, and incorporated by reference in Part III of this Form 10-K.

     The number of shares of WSMP, Inc. Common Stock outstanding as of May 11, 1995 was 2,710,338. The aggregate market value of WSMP, Inc. Common Stock held by nonaffiliates of WSMP, Inc. as of May 11, 1995 was $5,952,376.

DOCUMENTS OF WHICH PORTIONS             PARTS OF FORM 10-K INTO WHICH PORTIONS
ARE INCORPORATED BY REFERENCE              OF DOCUMENTS ARE INCORPORATED
- -----------------------------              -----------------------------

Annual Report to Shareholders for the
    Fiscal Year Ended February 24, 1995                    I, II
Proxy Statement for WSMP, Inc.'s Annual
   Meeting of Shareholders to be held
    on June 22, 1995                                        III



                                     PART I

ITEM 1. BUSINESS.

BUSINESS SEGMENTS.
- ------------------


     The Company operates in three principal business segments: restaurant franchising, restaurant operations and food processing. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense, and capital expenditures, for each of the Company's business segments for fiscal 1995 is contained on page 18 of the Company's Annual Report to Shareholders for the fiscal year ended February 24, 1995, under the caption "Lines of Business", and is incorporated herein by reference.

RESTAURANT FRANCHISING
- ----------------------


RESTAURANT FRANCHISING - WESTERN STEER.   The most significant segment of the
- ---------------------------------------
Company's franchising operations centers around the Western Steer chain of restaurants, which includes the Western Steer Family Restaurant concept and the Western Steer - Steaks, Buffet & Bakery concept. The Western Steer Family Restaurant concept originated in 1975 as a family oriented, reasonably priced steakhouse restaurant, and features a rustic western-style design, steaks and other entrees cooked to order, and an "all-you-can-eat" buffet food bar. Beginning in 1992, the Company began a extensive program of renovation of this concept which included updating the buffet food bar, adding an in-house bakery and changing the store appearance to highlight a new format. Restaurants updated to this new format have been renamed "Western Steer - Steaks, Buffet & Bakery".

     The Company has 58 franchised Western Steer restaurants located in North Carolina (28), Kentucky (7), West Virginia (5), Georgia (4), South Carolina (4), Florida (3), Virginia (3), Tennessee (3), and Alabama (1). Of this total, 26 are operated as Western Steer - Steaks, Buffet & Bakery restaurants. The Company no longer offers the Western Steer Family Restaurant franchise, and believes that many of the existing units will eventually elect to convert to the Western Steer - Steaks, Buffet & Bakery format. Although the decision regarding whether to renovate and the timing thereof rests with the franchisee, the Company encourages its franchisees to renovate franchised restaurants and provides assistance in doing so, primarily through consulting with franchisees regarding the renovations and subsequent operational changes and training of franchisee personnel. The Company anticipates that most of the remaining 32 franchised restaurants will be renovated within the next twenty-four months.
The primary costs of renovating franchised restaurants are borne by the franchisees.

     The average sales volume during the fiscal year ended February 24, 1995 for franchised Western Steer - Steaks, Buffet & Bakery restaurants that have been open for one year or more was $1,237,000. This represents a decrease of 3.6% from the fiscal 1994 average of $1,283,000. The average sales volume for fiscal 1995 for Western Steer Family Restaurant units that have been open for one year or more was $1,011,000, representing an increase over average sales for fiscal 1994 which totaled $994,000.

     The Company granted no franchises during fiscal 1995 for Western Steer - Steaks, Buffet & Bakery restaurants. This was due to the Company's focus on reformulating requirements for franchises, as well as improving sales and profitability of existing restaurants. Although the Company intends to support any future interest in franchise expansion of this concept, it is felt that most new franchising interest will center around the Prime Sirloin and Bennett's' concepts discussed below.

     At February 24, 1995, major shareholders of the Company had ownership interests in 19 of the 58 franchised restaurants. See Item 13, "Certain Relationships and Related Transactions."


RESTAURANT FRANCHISING - PRIME SIRLOIN    In 1987, the Company acquired Prime
- --------------------------------------
Sirloin, Inc., a regional franchised steakhouse chain composed of seven units and headquartered in Morristown, Tennessee. This concept, although similar to Western Steer, was slightly more upscale, with larger building designs,
different interiors, and a higher average ticket price.   At February 24, 1995,
there were 10 franchised Prime Sirloin restaurants located in Tennessee (6), North Carolina (1), South Carolina (1), Georgia (1), and Kentucky (1). Major shareholders of the Company have an ownership interest in four of the franchised Prime Sirloin restaurants. See Item 13 "Certain Relationships and Related Transactions."

     Due to the success of the Western Steer redesign, management has offered its Prime Sirloin franchise operators a remodel and redesign program similar to the Western Steer reformat. As of February 24, 1995, three of the franchised units in Tennessee had been remodeled and the name changed to "Prime Sirloin - Buffet, Bakery & Steaks."

     During fiscal 1995, management of the Company introduced a new Prime Sirloin prototype designed to capitalize on the industry's success with larger buffet style formats. This "mega-sized" prototype centers around a budget steak and buffet concept with seating for over 400 patrons. Significant alterations from the original Prime Sirloin design include a panoramic entry, which gives customers a view of the buffet and dining area, a "double-line" system, directing guests to the buffet floor quickly, and a "scatter-bar" buffet design which allows guests to visit different areas for different phases of their meal. The new Prime Sirloin design costs approximately $2.1 million per unit, and each unit is anticipated to gross approximately $3.1 million in first year sales. One new prototype Prime Sirloin franchise was opened in Spartanburg, South Carolina in August of 1994. Management anticipates the opening of five additional new prototype franchise units during fiscal 1996.


RESTAURANT FRANCHISING - BENNETT'S SMOKEHOUSE & SALOON   In 1990, WSMP became a
- ------------------------------------------------------
sub-franchiser of Denver-based Bennett's Bar-B-Que, Inc., with development rights exclusively for Tennessee, North Carolina and Virginia, and expansion rights elsewhere in the United States, except for Colorado, Texas, and metropolitan Atlanta, Georgia. As a sub-franchiser, the Company pays royalty fees to the franchiser equal to 1% of revenues for each Bennett's restaurant owned or sub-franchised by the Company.

     In 1994, management redesigned the Bennett's Bar-B-Que concept into Bennett's Smokehouse & Saloon, a Texas roadhouse theme concept merging steaks and barbecue in a 186-seat casual dinner house. This concept represents the Company's first entry into the rapidly growing casual dining market. At February 24, 1995, the Company had four franchised Bennett's restaurants located in Tennessee (3) and South Carolina (1). The South Carolina franchise, which is operated through a joint venture in which the Company owns 50%, was opened during fiscal 1995 and incorporates the Bennett's Smokehouse & Saloon concept.

     Management feels that the Bennett's Smokehouse and Saloon concept offers a promising vehicle for growth in franchise operations with five units being planned for fiscal 1996. Units operating under this concept are expected to generate average annual revenues of $2.1 million per unit. Management anticipates the opening of five franchise units during fiscal 1996.

     The first of the five new Bennett's to open in fiscal 1996 will be a 50% joint venture with an individual investor for a restaurant attached to the Holiday Inn in Greenville, South Carolina. The restaurant will operate the total food service program for the hotel under a five-year lease, with three 5-year renewal options. In conjunction with this new location, Bennett's became an approved foodservice operator for Holiday Inn. As a result, there may be opportunities to expand with Holiday Inn as the hotel company recently decided to stop the ownership and management of on-site restaurants and will be turning over such opportunities to independent, approved restaurant operators. However, future opportunities, if they arise, will be evaluated on an individual basis.


RESTAURANT FRANCHISING - OTHER.   WSMP has created the "Mom `n' Pop's Buffet and
- -------------------------------
Bakery" restaurant concept, to fit existing Western Steer buildings in areas in which competition has grown, or in which past performance necessitates other market approaches. This restaurant concept consists of food bars from which customers make selections. At fiscal year end, there were only two franchised units under this concept, both located in Georgia. At the present time, the Company does not consider these restaurants or their franchising as being significant to its overall operations.


RESTAURANT FRANCHISING - FRANCHISE AGREEMENTS.   Generally, older franchise
- ----------------------------------------------
agreements have a 20-year term and no advertising fee, although some franchisees subsequently entered into supplementary agreements providing for advertising fees. Newer agreements have a 10-year term, with a right to renew for a 10-year period at the franchisee's option, and an advertising fee of 2% of gross sales. Franchise agreements provide for a royalty of 3% of gross sales. All agreements provide for an exclusive territory and for in-term and post-term non-competition agreements.


     No single franchisee or groups of franchisees under common control provides revenues equal to 10% or more of the Company's consolidated revenues.



RESTAURANT OPERATIONS.
- ----------------------


WESTERN STEER, PRIME SIRLOIN, AND BENNETT'S RESTAURANTS.  The Company and
- --------------------------------------------------------
certain consolidated subsidiaries own and operate 11 Western Steer - Steaks, Buffet & Bakery restaurants and 4 Western Steer Family Restaurants. These restaurants are located in North Carolina (7), Georgia (3), Maryland (2), South Carolina (1), Florida (1), and Tennessee (1). The Company expects to complete renovation of the four additional Company owned restaurants by the end of fiscal 1996 at an approximate aggregate cost to the Company of $550,000. In addition, the Company and certain consolidated subsidiaries own and operate five
Prime Sirloin - Buffet, Bakery & Steaks restaurants in North Carolina (4) and Florida(1). One North Carolina unit was acquired during fiscal 1995 when the Company purchased an additional 30% ownership interest in an existing subsidiary, bring the total ownership to 80%. One Bennett's Smokehouse & Saloon restaurant is owned by the Company and is located in North Carolina.

     The Company does not intend to build or acquire any additional wholly-owned Western Steer, Prime Sirloin, or Bennett's restaurants during fiscal 1996. Expansion of these concepts is planned to be accomplished through franchising activities.


OTHER RESTAURANTS. The Company owns one Mom 'n' Pop's Buffet & Bakery restaurant
- ------------------
in Florida. One other restaurant in Morganton, North Carolina is operated in a different format. The Company also owns 50% interests in three "Sagebrush Steakhouse & Saloon" restaurants in North Carolina, South Carolina and Tennessee, with Charles F. Connor, Jr., a major shareholder of the Company, whose company owns the "Sagebrush" concept. See Item 13, "Certain Relationships and Related Transactions." The Company does not consider these restaurants, in total, significant to its overall operation.


     The Company considers its restaurant segment to be somewhat seasonal in nature, with stronger sales during the Christmas season and during Spring, and weaker sales during the mid-summer and late winter months.




OPENINGS AND CLOSINGS.  The following is a summary of all Company-owned
- ----------------------
restaurants opened and closed during the previous three years:


                                          Fiscal  Fiscal   Fiscal
                                           1993     1994    1995
                                          -----    -----   -----

Western Steer restaurants
  Opened                                     7       0        0
  Closed                                    11       3        3
Total at year end                           22      19       15

Prime Sirloin restaurants
  Opened                                     3       0        1
  Closed                                     0       1        0
Total at year end                            5       4        5

Bennett's Bar-B-Que restaurants
  Opened                                     1       0        0
  Closed                                     0       1        0
Total at year end                            2       1        1

Other restaurants
  Opened                                     2       0        0
  Closed                                     0       0        1
Total at year end                            3       3        2

Total restaurants
(at year end)                               32      27       23



RESTAURANT MEAL PRICES.  The average meal price for Company-owned Western Steer
- -----------------------
restaurants is $5.93 and the average meal price for Company-owned Prime Sirloin restaurants is $6.12. Meal prices vary depending on geographic location, degree of renovation, and whether the restaurant is Company-owned or franchised.


SUPPLIERS.  The Company has established a purchase program with Institutional
- ----------
Food House, Inc. ("IFH") of Hickory, North Carolina. This program allows Company-owned restaurants and franchisees to obtain substantially all staple items on a regular basis from one purchasing source and promotes the consistency and high quality of goods delivered to its restaurants and participating franchisees. Any purchase program is voluntary for franchisees, and franchisees are free to buy their food from IFH or elsewhere as long as it meets the Company's specifications. The Company does not feel that the loss of the IFH agreement would have a material adverse effect on the Company.



FOOD PRODUCTION.
- ----------------


MOM 'N' POP'S COUNTRY HAM.  The Company produces, through its Smokehouse
- --------------------------
Division, sugar-cured hams and ham products for the retail and institutional markets. In the Company's modern curing facilities in Claremont, North Carolina, the atmospheric conditions of traditional air curing of pork hams are simulated, resulting in a curing process that fully cures raw hams in a period of approximately 70 days. The Company cured over 10,009,000 pounds of ham during fiscal 1995 in its 55,000 square foot facility.

     The Company produces whole cured hams, packaged cured ham slices, pre-portioned ham for portion control customers, and various "side meat" products.
A portion of ham production is sold directly or through distributors to retail supermarkets under the "Mom 'n' Pop's" brand name, primarily in North Carolina, South Carolina, Virginia, Tennessee and Georgia. The remainder of production is sold to institutional food distributors. One supermarket customer accounted for 24.2% of cured ham sales during the past fiscal year. The Company is confident, based upon historical customer demand, that numerous other outlets exist for these products.

     Raw hams are available from numerous sources, although the Company relies upon four suppliers for most of its hams. Loss of one or more of the four suppliers would not have a material adverse effect upon the Company.

     Sales for the Company's Smokehouse division are seasonal in nature, with sales volume increases occurring around Thanksgiving, Christmas and Easter. The Company mitigates the seasonality of its sales by continuing to buy hams in non-peak periods and storing them until peak seasons.


MOM 'N' POP'S BAKERY PRODUCTS.  The Company produces through its Mom `n' Pop's
- ------------------------------
Bakery Division, a variety of biscuits, yeast rolls and other flour-based products. The Company's biscuits are processed both plain and as sandwiches filled with items such as sausage, cheese, eggs and country ham. These frozen products are directly marketed under the "Mom `n' Pop's" brand name to institutional buyers, vending companies, delicatessens and supermarkets and are also packed for several of the Company's customers under private labels. The Company's yeast rolls are used primarily in frozen microwavable sandwiches. The Company packs microwavable hamburger, cheeseburger, chicken, barbecue and other sandwiches using its own fresh baked yeast rolls for two customers under custom manufacturing agreements. In addition, similar sandwiches are produced under the "Mom `n' Pop's" brand name and marketed directly to supermarkets, vending companies and institutional buyers. The Company has also developed several pre-mixed baking products for sale to institutional customers. These pre-mixed products include items such as cookie dough, biscuit and roll dough, dumplings and pizza crust, most of which are prepared simply with the addition of water.

     During fiscal 1994, the Company completed a plant upfitting and expansion for the Bakery Division, which cost approximately $8,000,000. The expansion was financed partially through a $4,000,000 Industrial Revenue Bond Offering. This project resulted in a 60% increase in the Company's capability to produce bakery products.

     The ingredients used in this Division's products and mixes are purchased primarily from five vendors but alternative sources are available. Three customers accounted for approximately 89.2% of sales during fiscal 1995. One of these customers, Hudson Foods, Inc., accounted for approximately 80.0% of bakery sales, and the Company has entered into a contractual arrangement to supply that company's requirements for those products. The Company believes that a loss of this customer would have an adverse short-term effect on the Company; however, the long-term impact would be minimal due to the demand for the Company's food products from other customers and potential customers.

     Although the Company does not consider its Bakery division to be seasonal, its somewhat slower sales periods typically occur in the mid-summer months.


REVENUES.  Revenues for the two divisions that make up the Food Production
- ---------
segment of the Company's business, for the past three fiscal years, are as follows:


 FISCAL YEAR ENDED     BAKERY DIVISION     HAM CURING DIVISION
 -----------------     ---------------     -------------------
       1995              $49,600,000           $12,800,000
       1994              $27,100,000           $11,900,000
       1993              $24,500,000           $13,500,000



EMPLOYEES.
- ----------

     The Company employed 1,624 persons (812 full time and 812 part time) in its operations at February 24, 1995. These included 85 administrative and accounting personnel, 495 Bakery and Smokehouse employees, and 1,044 restaurant workers. The Company offers its employees various benefits, including major medical coverage, and participation in its cafeteria plan, its profit-sharing retirement plan, and its employee stock purchase plan.

     None of the Company's employees are represented by a union. The Company has experienced no work stoppage attributed to labor disputes and considers its employee relations to be good.


WORKING CAPITAL.
- ----------------

     The Company's working capital needs in its restaurant segment do not vary appreciably on a seasonal basis or from year to year. All Company-owned and most franchised restaurants participate in the Company's IFH purchase program and do not carry substantial food inventories. The Company does not provide customers or franchisees with the right to return products, other than major grocery store chains which it may supply, except where required under contract law. Also, the Company does not give extended payment terms to its customers or franchisees. The Company's food production segment working capital needs vary with the seasonality of its revenues.

     The Company does provide standard Food and Drug Administration warranties to its retailers and distributors of ham or bakery products, concerning the unadulterated nature of its products and their introduction into interstate commerce.


MARKETING AND ADVERTISING.
- --------------------------

     The Company relies upon advertising to help promote Western Steer and Prime Sirloin restaurants. Local advertising has been the responsibility of individual restaurant operators. The Company and its Western Steer and Prime Sirloin franchisees have advertised their restaurants primarily in newspapers and billboards and with point-of-sale materials.

     Most Western Steer franchisees, through franchise agreements or supplementary agreements, are obligated to pay the Company an advertising fee of two percent of the gross sales of each franchised restaurant. This fee is intended to provide funds for future national, regional and local advertising of Western Steer restaurants.

     The Company actively markets its ham and bakery products to large grocery distributors, institutional food brokers and in some cases, directly to retail grocery chains.

     In 1990, the Company entered into an Endorsement Agreement with Dale Earnhardt, Inc. and affiliated corporations by which the Company became an endorsement sponsor of the Dale Earnhardt automobile racing team on the NASCAR Winston Cup Series and the NASCAR Busch Grand National Series. This agreement has been extended through 1997. Mr. Earnhardt is currently one of the best-known and most successful stock car drivers on the Winston Cup circuit. As part of its sponsorship, the Company has the right to use Mr. Earnhardt's likeness and that of his racing car in advertising campaigns, as well as his endorsement of the Company's food products and restaurants. The Company has developed and intends to further develop advertising and promotional campaigns based upon Mr. Earnhardt's association with Western Steer, Prime Sirloin, and Bennett's restaurants and with Smokehouse and Bakery products.


COMPETITION.
- ------------

     The restaurant and food manufacturing businesses are highly competitive and are often affected by changes in tastes and eating habits of the public, and economic conditions affecting spending habits, population and traffic patterns. Company-operated restaurants and Western Steer and Prime Sirloin restaurants operated by franchisees generally compete with national and regional family-oriented restaurant chains, local establishments and fast food restaurants. The Company believes that family-oriented steakhouses compete primarily on the basis of consistency and quality of product, price and location of restaurants. In marketing franchises, the Company competes with numerous other family steakhouse and restaurant franchisors, many of which have substantially greater financial resources and higher sales volume than the Company.

     In its production of retail and institutional ham products, the Company faces strong price competition from a variety of large meat processing concerns and smaller local and regional operations. The Company does not believe that any one company is dominant in the sale of ham products. The principal methods of competition in the sale of ham products are price, quality, and name recognition. In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country, as well as national frozen meal manufacturers, with competition strongest for sales to institutional food vendors. The principal methods of competition for the sale of bakery products are price and quality.


TRADEMARKS.
- -----------

     The Company has registered the Western Steer logotype and the names "Western Steer", "Western Steer Family Restaurant", "Western Steer Steaks, Buffet & Bakery", "Prime Sirloin - Buffet, Bakery & Steaks", the "Prime Sirloin" logotype and the "Mom 'n' Pop's" logotype and variations thereof, as well as several distinct Western Steer menu items, as trademarks and service marks with the United States Patent and Trademark Office. The Company actively uses these trademarks to identify its restaurants and products and believes they are important to its business. Generally, trademarks remain valid as long as they are used properly for identification purposes.


REGULATION.
- ----------

     The Company is subject to Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises. Many states also have laws regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises and the application of statutory standards regulating franchise relationships. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

     The conduct of the Company's businesses is subject to various other federal and state laws, including the Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant portion of the Company's food service personnel are paid at rates related to the Federal minimum wage, and, accordingly, future increases in the minimum wage will increase the Company's labor cost.

     The Company believes itself to be in material compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, and feels that such compliance should not have a material effect on the Company's capital expenditures, earnings and competitive position.


EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------------------------------------

     Officers are elected annually by the Company's Board of Directors and serve indefinitely at the pleasure of the Board. The following table sets forth certain information with respect to the executive officers of the Company at May 11, 1995:

                                                                                     Executive
                                                                                      Officer
Name                            Position                                  Age          Since
- ----                            --------                                  ---          -----

James C. Richardson, Jr.        President & Chief Executive Officer        46          1988

Richard F. Howard               Chairman of the Board, & Secretary         45          1988

Bobby G. Holman                 Treasurer, Chief Financial Officer         59          1994
                                & Assistant Secretary

James M. Templeton              Senior Vice President, Real Estate         58          1988
                                and Franchising

Trey F. Safrit                  Group Vice President,                      35          1988
                                Restaurant Operations

Ronnie L. Digh                  Vice President, Bakery Operations          51          1981

Gregory A. Edgell               Vice President, Strategic Planning         48          1994

Larry D. Hefner                 Vice President, Procurement                45          1991

Matthew V. Hollifield           Vice President of Accounting,
                                Chief Accounting Officer &
                                Assistant Secretary                        28          1995

Fred H. Keller                  Vice President, Ham Curing Operations      67          1981

Ken L. Moser                    Vice President, Franchising                51          1984

Dwight A. Sherrill              Vice President, Real Estate                46          1994

James W. Berry                  Controller and Assistant Treasurer         52          1981


     Mr. Holman was an assistant vice president with Aetna Life and Casualty Insurance Company in Hartford, Connecticut, and managing director of the food industry segment of Aetna's Bond Investment Department since 1985, prior to assuming the position of Chief Financial Officer, Treasurer and Assistant Secretary of the Company.

     Mr. Hollifield was an audit manager with the accounting firm of Deloitte & Touche LLP prior to assuming the position of Vice President of Accounting, Chief Accounting Officer and Assistant Secretary of the Company, and had been employed by that firm since 1988.

     Mr. Hefner was president of The Wes-Mar Group, Inc., a South Carolina food supplier, prior to joining the Company in 1991. He had served Wes-Mar as its president since 1986. The Wes-Mar Group, Inc. filed for bankruptcy protection in 1991.

     Mr. Edgell, a member of the HERTH Management, Inc. group, was an executive officer and majority shareholder of the Wes-Mar Group, Inc. from 1988 until its bankruptcy in 1991. He has since been employed as an accountant with Abernathy & Co., a Columbia, South Carolina, accounting firm.

     Mr. Sherrill has been engaged in the real estate and construction business with Sigmon Construction Company since 1984. Both Mr. Edgell and Mr. Sherrill will serve the Company through its Management Services Agreement with HERTH Management, Inc. and will maintain their current employment in addition to the services they render to the Company.

     All other officers have been employed by the Company in their respective positions or similar positions for more than five years.


ITEM 2.  PROPERTIES.

     The Company owns its principal office, warehouse, ham-curing and bakery facilities, which are located on a 62 acre tract in Claremont, North Carolina.

     The executive offices of the Company are located in a 23,000 square foot building. The principal ham curing plant is contained in a modern 55,000 square foot building. The Company's bakery operations occupies buildings totaling 137,460 square feet, including 18,941 square feet of freezer and cooler space.
A 7,675 square foot facility in Maiden, North Carolina, provides storage space.

     The Company also owns various parcels of undeveloped property in North Carolina for future development or sale, and five vacant restaurant buildings in North Carolina(3), South Carolina(1) and Florida(1). In addition, the Company owns eleven properties which were previously operated as restaurants and are now leased to others in North Carolina (4), South Carolina (1), Florida (4) and Tennessee (2).

     Of the 23 restaurants owned by the Company and its wholly owned subsidiaries as of February 24, 1995, 14 are located on property owned by the Company or its subsidiaries in North Carolina(8), Florida(3), Maryland(2) and Georgia(1). Other restaurants operated by the Company or its subsidiaries are held under long-term leases.

     Eleven of the Company's restaurant properties, as well as the Company's corporate headquarters, ham curing facility and bakery facility are pledged as collateral under long-term debt obligations. Information as to the Company's long-term debt is contained on page 14 of the Company's Annual Report to Shareholders for the fiscal year ended February 24, 1995, under the caption "Long-Term Debt," and is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS.

     WSMP, Inc. and its subsidiaries are involved in various claims and legal proceedings in the ordinary course of their business, the resolution of which management believes will not have a material effect on the Company's business or financial condition. The Company intends to prosecute or defend vigorously, as the case may be, all such matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     Information on the market for the Company's common stock, the range of market prices for and the dividends declared on common stock for each of the last two fiscal years, and the number of record holders of common stock are contained under the caption "Market Information" on the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended February 24, 1995, and is incorporated herein by reference.

     Information on restrictions that currently limit the Company's ability to pay cash dividends is contained on page 14 of the Company's Annual Report to Shareholders for the fiscal year ended February 24, 1995, under the caption "Long-Term Debt", and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data for each of the five fiscal years in the period ended February 24, 1995, is contained under the caption "Selected Financial Data" on page 24 of the Company's Annual Report to Shareholders for the fiscal year ended February 24, 1995, and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's discussion and analysis of financial condition and the results of operations appears under the caption "Management's Discussion", on pages 4 through 6 of the Company's Annual Report to Shareholders for the fiscal year ended February 24, 1995, and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     An index to the financial statements and supplementary data contained in the Company's Annual Report to Shareholders for the fiscal year ended February 24, 1995, which is incorporated herein by reference is contained on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, age and background information for each of the Company's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

     The name, age and background information for each of the Company's executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information on remuneration of the Company's officers and directors is contained in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information on security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information on certain relationships and related transactions involving the Company and its management is contained in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders under the caption "Certain Transactions", and is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS   ON  FORM 8-K.

   (a) 1. FINANCIAL STATEMENTS
          See Index to Financial Information
       2. FINANCIAL STATEMENT SCHEDULES
          See Index to Financial Information
       3. EXHIBITS
          See Index to Exhibits

   (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended February 24, 1995.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, WSMP, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated May 10, 1995
                         WSMP, INC.

                         By:James C. Richardson, Jr.
                            ----------------------
                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of WSMP, Inc., and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                              DATE
- ---------                        -----                              ----

   Richard F. Howard          Chairman of the Board,             May 10, 1995
- --------------------------
(Richard F. Howard)           Secretary


  James C. Richardson, Jr.    President and Director             May 10, 1995
- --------------------------
(James C. Richardson, Jr.)    (Principal Executive Officer)


   Bobby G. Holman            Treasurer and Director             May 10, 1995
- --------------------------
(Bobby G. Holman)             (Principal Financial Officer)


  Matthew V. Hollifield       Vice President, Accounting         May 10, 1995
- --------------------------
(Matthew V. Hollifield)       (Principal Accounting Officer)


  James M. Templeton          Vice President, Real Estate,       May 10, 1995
- --------------------------
(James M. Templeton)          and Director


  Lewis C. Lanier             Director                           May 10, 1995
- --------------------------
(Lewis C. Lanier)


 William R. McDonald, III     Director                           May 10, 1995
- --------------------------
(William R. McDonald, III)


  Miles M. Aldridge           Director                           May 10, 1995
- --------------------------
(Miles M. Aldridge)


  Richard F. Hendrickson      Director                           May 10, 1995
- --------------------------
(Richard F. Hendrickson)


  E. Edwin Bradford           Director                           May 10, 1995
- --------------------------
(E. Edwin Bradford)
















                                   WSMP, INC.
                                AND SUBSIDIARIES



                      FINANCIAL INFORMATION FOR INCLUSION
                         IN ANNUAL REPORT ON FORM 10-K



                      FISCAL YEAR ENDED FEBRUARY 24, 1995










                          WSMP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION
                             ITEM 14 (A) (1) - (2)


                                                               REFERENCE
                                                          ------------------

                                                             ANNUAL REPORT
                                                            TO SHAREHOLDERS
                                                          ------------------

DATA INCORPORATED BY REFERENCE FROM
 ATTACHED ANNUAL REPORT TO SHAREHOLDERS
 FOR THE FISCAL YEAR ENDED FEBRUARY 24, 1995
   Consolidated balance sheets at February
     24, 1995 and February 25, 1994 ...........                     7
   Consolidated statements of operations for
     the fiscal years ended February 24,
     1995, February 25, 1994, and
     February 26, 1993 ........................                     8
   Consolidated statements of shareholders'
     equity for the fiscal years ended February
     24, 1995, February 25, 1994, and February
     26, 1993 .................................                     9
   Consolidated statements of cash flows
     for the fiscal years ended February 24,
     1995, February 25, 1994, and February
     26, 1993 .................................                    10
   Notes to consolidated financial
     statements ...............................                   11-21
  Independent auditors' report ................                    22



     All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the above-listed financial statements or the notes thereto.

     The consolidated financial statements listed in the above index which are included in the Annual Report to Shareholders for the fiscal year ended February 24, 1995, are hereby incorporated by reference. With the exception of the pages listed in the above index and the items incorporated by reference in Items 1, 2, 5, 6 and 7 in this Report, the Annual Report to Shareholders for the fiscal year ended February 24, 1995, is not to be deemed filed as part of this Report.












                                   WSMP, INC.
                                AND SUBSIDIARIES



                                    EXHIBITS
                         FOR INCLUSION IN ANNUAL REPORT
                                  ON FORM 10-K



                      FISCAL YEAR ENDED FEBRUARY 24, 1995















                                    EXHIBITS
                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                 YEAR ENDED FEBRUARY 24, 1995 INDEX TO EXHIBITS
                                ITEM 14 (A) (3)



                                                                  Sequential
Exhibit                                                          Page Number
- -------                                                          -----------


3 (a)  Restated Charter of the Registrant, dated October
       19, 1988,which is incorporated herein by reference
       to Exhibit 3(a) to the Registrant's Annual Report
       on Form 10-K for the year ended February 24, 1989.               *


3 (b)  Statement of Change of Registered Office and
       Registered Agent dated January 6, 1995 and filed
       with the Secretary of State of the State of
       North Carolina on February 14, 1995.                          Included

3 (c)  By-Laws of the Registrant as amended to September
       1990, which are incorporated herein by reference to
       Exhibit 3(b) to the Registrant's Annual Report on
       Form 10-K for the year ended February 22, 1991                   *

4 (a)  Note Agreement for Registrant's $20,000,000 9.17%
       Senior Notes due 2002, incorporated by reference to
       Exhibit 4 to the Registrant's Annual Report on Form
       10-K for the year ended February 27, 1989.  Amendment
       No. 1 to Note Agreement dated February 12, 1992,
       incorporated by reference to the Registrant's Annual
       Report on Form 10-K for the year ended February 28, 1992.        *

10 (a) Management Services Agreement dated March 31, 1993,
       between the Registrant and RSH Management, Inc.,
       incorporated by reference to Exhibit 10(a) to the
       Registrant's Annual Report on Form 10-K for the year
       ended February 26, 1993.                                         *

10 (b) Registrant's Special Stock Option Plan, dated January
       26, 1988, which is incorporated herein by reference
       to Exhibit 10(g) to the Registrant's Annual Report
       on Form 10-K for the year ended February 26, 1988.
       Amendment to Special Stock Option Plan, dated March
       9, 1989, which is incorporated herein by reference
       to Exhibit 10(e)(2) to the Registrant's Annual Report
       on Form 10-K for the year ended February 24, 1989.              *

 11   Computation of per share earnings.                             Included

 13   WSMP, Inc.'s Annual Report to Shareholders for the year
      ended February 24, 1995.                                       Included

 21   Subsidiaries of WSMP, Inc.                                     Included

 23   Consent of Independent Auditors                                Included

 99   WSMP, Inc. 1994 Employee Stock Purchase Plan
      Annual Report on Form 11k for the year ended
      February 24, 1995                                              Included

- --------------------------
*     Incorporated by reference.

      The Registrant hereby agrees to provide to the Commission upon request copies of long-term debt instruments omitted pursuant to Item 601 (b) (4) (iii)
(A) of Regulation S-K.