Form 10-Q
period 1995-05-19
WSMP INC
filed 1995-06-21
CIK 67494

File No. 0-7277


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MAY 19, 1995


                                   WSMP, INC.
                         Incorporated in North Carolina




CLAREMONT, NORTH CAROLINA 28610                       56-0945643
     (704) 459 - 7626                     (I.R.S. Employer Identification No.)



WSMP, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The number of shares of WSMP, Inc. Common Stock outstanding as of June 20, 1995 was 2,710,338.









                          WSMP, INC. AND SUBSIDIARIES

                                     INDEX

Part I. Financial Information:
                              ---------------------------------------

                                                           Page No.
                                                           --------


Item 1. Financial Statements
  Consolidated Condensed Balance Sheets -
   May 19, 1995 and February 24, 1995 ..................... 1-2

  Consolidated Condensed Statements of
   Operations and Retained Earnings -
   Quarters Ended May 19, 1995 and
   May 20, 1994 ...........................................  3

  Consolidated Condensed Statements of Cash
   Flows - Quarters Ended May 19, 1995 and
   May 20, 1994. ..........................................  4

  Notes to Consolidated Condensed Financial
   Statements .............................................  5

Item 2. Management's Discussion and Analysis
    of Financial Condition and Results of
    Operations ............................................ 6-7


Part II.  Other Information:
                            -----------------------------------------

  Item 6.  Exhibits and Reports on Form 8-K ...............  8

  Signatures ..............................................  8

  Index to Exhibits .......................................  9

  Exhibit 11 - Computation of Earnings (Loss) per
   Common and Common Equivalent Share ..................... 10






                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WSMP, INC. AND SUBSIDIARIES
                           -----------------------------------------------------


                     Consolidated Condensed Balance Sheets

                                                     (Unaudited)
                                                       May 19,      February 24,
                                                        1995             1995
                                                     ------------   ------------
ASSETS
- ------

Current assets:
  Cash and cash equivalents                            $ 1,349,997    $ 940,120
  Marketable equity securities                             130,582      120,564
  Accounts receivable and current portion of notes
   receivable, net:
     Trade and other                                     3,537,431    4,809,950
     Related party                                       1,221,708    1,178,213
  Inventories                                            4,963,974    5,126,335
  Income taxes refundable, prepaid expenses and other      267,726      238,657
  Deferred income taxes                                    256,379      259,821
                                                      ------------  ------------


      Total current assets                              11,727,797   12,673,660
                                                      ------------  ------------


Property, plant and equipment, net                      26,567,861   27,157,884
                                                      ------------  ------------


Other assets:
  Properties held for sale                               3,322,372    3,322,372
  Excess of cost over fair value of net assets
    of businesses acquired, net                            688,579      696,456
  Noncurrent notes receivable                              351,265      368,181
  Noncurrent related party notes receivable                626,049      833,110
  Investment in affiliates                               1,042,155      742,633
  Other                                                    934,213      927,105
                                                      ------------  ------------

    Total other assets                                   6,964,633    6,889,857
                                                       ------------  -----------

Total assets                                          $ 45,260,291  $46,721,401
                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------


Current Liabilities:
 Notes payable                                        $  4,000,000  $ 3,000,000
 Current installments of long-term debt                  2,841,575    2,939,844
 Trade accounts payable                                  2,119,126    3,016,776
 Income taxes payable                                        5,180       46,737
 Other accrued liabilities                               2,522,574    2,766,415
                                                       ------------  -----------


   Total current liabilities                            11,488,455   11,769,772

Deferred Franchise Fees                                      5,000       30,000
Deferred Income Taxes                                    1,749,957    1,749,957
Long-term debt, excluding current installments          14,220,746   15,533,554
                                                      ------------  ------------


   Total liabilities                                    27,464,158   29,083,283
                                                      ------------  ------------


Commitments and Contingencies

Shareholders' Equity:
 Common stock - par value $1, authorized
  10,000,000 shares; issued  2,710,388 shares
  at May 19, 1995 and 2,660,338 at February
  24, 1995                                               2,710,338    2,660,338
 Capital in excess of par value                          6,484,347    6,389,347
 Unrealized gain/(loss) on securities
  available for sale,net of deferred
  income taxes of $91 at May 19, 1995
  and $3,351 at February 24, 1995                              142       (5,214)
 Retained earnings                                       8,601,306    8,593,647
                                                      ------------   -----------



  Total shareholders' equity                            17,796,133   17,638,118
                                                      ------------   -----------



  Total liabilities and shareholders' equity          $45,260,291   $46,721,401
                                                      ============  ============


See accompanying notes to unaudited consolidated condensed financial statements.




WSMP, INC. AND SUBSIDIARIES
                           -----------------------------------------------------

     Consolidated Condensed Statements of Operations and Retained Earnings

                  Quarters Ended May 19, 1995 and May 20, 1994
                                  (Unaudited)
                                                             1995          1994
                                                             ----          ----
Operating revenues:
  Food sales                                            $ 17,600,764  $ 20,419,296
  Franchise, royalty and other fees (includes related
    party transactions totaling $255,399 in 1995
    and $245,984 in 1994)                                    711,769       680,488
                                                         -----------   -----------

      Total operating revenues                            18,312,533    21,099,784
                                                         -----------   -----------


Costs and expenses:

  Cost of goods sold (includes related party
    transactions totaling $103,290 in 1995
    and $123,958 in 1994                                  12,375,271    14,523,187
  Operating expenses (includes related party
    transactions totaling $223,804 in 1995 and
    $246,429 in 1994)                                      3,070,682     3,483,523
  Selling, general and administrative expenses
    (includes related party transactions totaling
     $505,041 in 1995 and $583,341 in 1994)                1,854,930     1,967,389
  Depreciation and amortization                              611,049       696,787
                                                         -----------   -----------

       Total costs and expenses                           17,911,932    20,670,886
                                                        ------------  ------------

       Operating income                                      400,601       428,898
                                                         -----------   -----------

Other income (expense):

  Net gain (loss) on disposition and write-downs
    of assets (includes gain on sale of assets to
    related parties totaling $128,320 in 1994)                  (460)      567,511
  Other income (including interest)(includes
    related party transactions totaling $22,500
    in 1995 and in 1994)                                      96,249        89,057
  Interest expense                                          (485,289)     (458,958)
                                                        -------------  ------------

    Net other income (expense)                              (389,500)      197,610
                                                        -------------  ------------

    Earnings before income taxes                              11,101       626,508

  Provision for income taxes                                   3,442       265,508
                                                         -----------   -----------

        Net earnings                                     $     7,659   $   361,000
                                                         ===========   ===========

Retained earnings:
    Balance at beginning of period                       $ 8,593,647   $ 8,030,604
    Net earnings                                               7,659       361,000
                                                         -----------   -----------

    Balance at end of period                             $ 8,601,306   $ 8,391,604
                                                         ===========   ===========

Net earnings per common and common
   equivalent share                                      $       .00   $       .13
                                                         ===========   ===========

See accompanying notes to unaudited consolidated condensed financial statements.

WSMP, INC. AND SUBSIDIARIES
                           ---------------------------------------------------

                Consolidated Condensed Statements of Cash Flows

                  Quarters Ended May 19, 1995 and May 20, 1994
                                  (Unaudited)
                                                             1995          1994
                                                             ----          ----
Cash flows from operating activities:
Net earnings                                            $     7,659   $   361,000
                                                        ------------   -----------
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                               611,048       696,787
Depreciation of properties leased to others                  69,915       111,165
Provision for losses on receivables                          40,107        68,939
Net (gain)/loss on disposition of assets                        460      (567,511)
Other non-cash adjustments to earnings                      (24,778)     (101,923)
Changes in operating assets and liabilities (net of
  effects from purchase of restaurant companies providing
  (using) cash:
    Receivables                                             738,160      (542,635)
    Inventories                                             162,361    (1,040,939)
    Income taxes refundable, prepaid expenses and other     (29,069)     (181,881)
    Trade accounts payable and other accrued liabilities (1,183,048)      544,720
    Other                                                                 (46,082)
                                                        ------------  ------------

Total adjustments                                           385,156    (1,059,360)
                                                        ------------   -----------

  Net cash provided by (used in) operating activities       392,815      (698,360)
                                                        ------------   -----------


Cash flows from investing activities:
  Decrease (increase) in marketable equity securities        (1,220)        4,766
  Proceeds from sale of assets to related parties                         623,734
  Proceeds from sales of assets to others                   347,214     1,567,144
  Decrease in related party notes receivables               214,307       205,551
  Decrease (increase) in other notes receivable             256,282       (40,130)
  Deposits, net of refunds                                  (25,117)      (10,067)
  Capital expenditures to related parties                   (95,199)      (52,015)
  Capital expenditures - others                            (130,606)     (144,501)
  Other investing activities                               (282,522)       29,388
                                                        ------------  ------------

    Net cash provided by investing activities               283,139     2,183,870
                                                        ------------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt                   (1,411,077)   (1,470,110)
  Net proceeds under short-term borrowing agreements      1,000,000      (375,000)
  Proceeds from exercise of stock options                   145,000
                                                        ------------   -----------

    Net cash used in financing activities                  (266,077)   (1,845,110)
                                                        ------------  ------------

Net increase (decrease) in cash and cash equivalents        409,877      (359,600)
Cash and cash equivalents at beginning of period            940,120     1,235,089
                                                        ------------   -----------
Cash and cash equivalents at end of period              $ 1,349,997   $   875,489
                                                        ============   ===========

See accompanying notes to unaudited consolidated condensed financial statements.




WSMP, INC. AND SUBSIDIARIES
                           -------------------------------

              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1.In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 19, 1995 and February 24, 1995 and the results of operations and the cash flows for the fiscal quarters ended May 19, 1995 and May 20, 1994.

2.The results of operations for the fiscal quarters ended May 19, 1995 and May
  20, 1994 are not necessarily indicative of the results to be expected for the full year.

3.Financial statements for 1994 have been reclassified, where applicable, to conform to financial statement presentation used in 1995.

4.Earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal quarter. Common equivalent shares relate to outstanding stock options. The weighted average number of shares used in the calculations are 2,903,484 and 2,839,679 in 1995 and 1994, respectively. Amounts for 1994 have been restated to reflect a five-for-four stock split, effected in the form of a stock dividend declared on February 22, 1995.

5.The Company reports the results of its operations using a 52-53 week basis.
  In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.

6.A summary of inventories entering into cost of goods sold is:

                                    May 19,   February 24,    May 20,    February 25,
                                     1995         1995         1994         1994
                                 ----------- ------------- ------------ ------------
Hams in curing process           $ 1,894,799 $  1,748,375  $ 1,833,493  $ 1,729,997
Other food (includes cured hams)   2,080,525    2,104,940    2,484,422    1,357,837
Supplies                             988,650    1,273,020    1,212,477    1,401,619
                                 ----------- ------------  -----------  -----------

Totals                           $ 4,963,974 $  5,126,335  $ 5,530,392  $ 4,489,453
                                 =========== ============  ===========  ===========

7.The Company has certain debt obligations that contain restrictive covenants including a restriction on payment of cash dividends. The Company was in compliance with these covenants at May 19, 1995. However, there are no consolidated retained earnings available for payment of dividends at that date.

8.The Company has guaranteed a loan obligation of one of its franchisees in an amount not to exceed $322,000. The loan is secured by certain restaurant equipment purchased by the franchisee.

  Effective December 1, 1993, the Company entered into a three year endorsement with Richard Childress Racing Enterprises, Inc. and Dale Earnhardt, Inc. The agreement calls for total payments of $1,200,000 over the three year period. As of May 19, 1995, remaining payments under this agreement are $725,000.

9.Supplemental cash flow disclosures - cash paid during the period for:

                                Quarters Ended
                             -------------------

                              May 19,       May 20,
                               1995          1994
                              ------        ------

Interest                    $ 465,757    $  470,669
                            =========    ==========

Income taxes                $  45,000    $   22,500
                            =========    ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to operating revenue of the Company and (ii) the percentage change of such items as compared to the indicated prior period:

                                             Relationship to       Period-to-Period
                                             Total Revenue        Increase (Decrease)
                                             Quarters Ended         Quarters Ended
                                          ---------------------     --------------

                                        May 19, 1995 May 20, 1994       1995-94
                                        ------------ ------------       -------

Restaurant food sales                       35.9%          33.8%           (7.9)
Food Processing sales                       60.3           63.0           (17.0)
Franchise, royalty and other fees            3.8            3.2             4.6
                                         --------       --------


    Total operating revenue                100.0          100.0           (13.2)

Cost of goods sold                          67.6           68.9           (14.8)
Operating expenses                          16.8           16.5           (11.6)
Selling, general and administrative
   expenses                                 10.1            9.3            (5.7)
Depreciation and amortization                3.3            3.3           (12.3)
                                        --------        --------


Total operating income                       2.2            2.0            (6.6)
Net other income (expense)                  (2.1)            .9          (297.1)
                                        ---------       --------


Earnings before income taxes                  .1            2.9           (98.2)
Provision for income taxes                    .0            1.2           (98.7)
                                        ---------      ---------


Net earnings (loss)                          .1%            1.7%          (97.9)
                                        =========      =========


The Company operates in three principal lines of business. Segment information is presented as follows:

                                               Quarters Ended
                                        --------------------------
                                        May 19, 1995  May 20, 1994
                                        ------------  ------------

Operating Revenues:
- ---------------------------

  Food processing                       $ 11,034,235  $ 13,287,849
  Restaurant operations                    6,566,529     7,131,447
  Restaurant franchising                     711,769       680,488
                                        ------------  ------------

     Total operating revenues           $ 18,312,533  $ 21,099,784
                                        ============  ============


Operating Profits
- -----------------------

  Food processing                       $    388,417  $    795,638
  Restaurant operations                      532,044       301,540
  Restaurant franchising                     455,621       378,897
                                        ------------  ------------
                                           1,376,082     1,476,075
  Corporate expenses                        (975,481)   (1,047,177)
  Other Income                                95,789       656,568
  Interest expense                          (485,289)     (458,958)
                                        ------------  ------------
    Earnings before income taxes        $     11,101  $    626,508
                                        ============  ============




RESULTS OF OPERATIONS:
- ----------------------

      Consolidated food sales revenue decreased from $20,419,296 in the first quarter of fiscal 1995 to $17,600,764 in the first quarter of fiscal 1996. Approximately $2.3 million of the decrease occurred in the food processing segment. This was due to the largest customer of the bakery repositioning itself in certain of its own markets in late fiscal 1995 and, as a result, discontinuing a line of product previously purchased from the Company. The customer has developed a well defined marketing program to replace this volume, and benefits from this program have begun to be realized. However, Management feels that total replacement of this volume will continue into the third quarter of the current fiscal year. The remaining decrease in food sales relates to the restaurant segment which experienced a decline in revenues totaling $565,000. Approximately $437,000 of the decrease resulted from the closing of four stores since the beginning of the prior year. The remaining decrease is attributable to decreases in same store sales.

     Franchise, royalty and other fees in the first three months of fiscal 1996 experienced a 4.6% increase over the comparable period in fiscal 1995, primarily due to the opening of a franchised Western Steer restaurant and the recognition during the current quarter of the relating deferred franchise fees totaling $25,000. In addition, a franchised Prime Sirloin restaurant and a Bennett's Smokehouse & Saloon restaurant were opened during the first quarter of fiscal 1996. The Company anticipates entering into agreements to open eight additional restaurants under the Bennett's and Prime Sirloin concepts during the remaining three quarters of the current fiscal year.

     Operating income decreased from $428,898 in the first quarter of fiscal 1995 to $400,601 in the first quarter of fiscal 1996. Although total operating revenues decreased $2.8 million, the effect on operating income was minimized by greater profitability in the restaurant and franchising operations as well as reductions in corporate costs, as shown on the preceeding page. The increase in profitability in the restaurant operations resulted from the closing of poorly performing restaurants during fiscal
  1995, as well as better management of costs and expenses in existing restaurants. Restaurant franchising operations yielded a higher operating profit as a result of the recognition of the deferred franchise fees mentioned above, as well as improved management of operating costs.


LIQUIDITY AND CAPITAL RESOURCES
- --------------------------------

     The Company's working capital decreased from $904,000 at February 24, 1995 to $239,000 at May 19, 1995. Two major factors contributing to this decrease were scheduled repayments of long-term debt totaling $1.4 million, as well as, investments made in two 50% joint ventures involving the construction of two restaurant units totaling $328,000. Although the working capital position of the Company decreased during the first quarter of fiscal 1996, cash and cash equivalents increased $410,000 primarily due to $1.0 million provided through additional short-term borrowings.

     The Company is currently seeking to refinance amounts outstanding under its Senior Notes and short-term secured note on an intermediate to long term basis through a private placement of debt. Refinancing of these amounts will allow the Company to replinish working capital as well as provide capital to sustain and grow all segments of the Company. Management expects that an agreement will be completed prior to the end of fiscal 1996.

     Management anticipates an increase in the working capital position of the Company during the coming quarter as bakery sales continue to rebuild. In addition, Management expects the sale of excess real estate to generate approximately $1.0 million during the second quarter of fiscal 1996.




                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
- -------------------------------------------


     (a) Exhibits

      See Index to Exhibits                       Page 9

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended May 19, 1995.


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WSMP, INC.
                                   ----------







Date: 5-21-95              By:     James C. Richardson, Jr.
      -------                     ---------------------------
                                  James C. Richardson, Jr.
                              (President and Chief Executive Officer)





Date: 5-21-95              By:     Matthew V. Hollifield
      -------                    ---------------------------
                                   Matthew V. Hollifield
                             (Vice President of Accounting and
                                 Chief Accounting Officer)






                               INDEX TO EXHIBITS

   For inclusion in Quarterly Report on Form 10-Q Quarter Ended May 19, 1995



Exhibit No.                                       Page No.
- -----------                                       --------


  11          Computation of Per Common and
                Common Equivalent Share               10