Form 10-Q
period 1995-08-11
WSMP INC
filed 1995-09-25
CIK 67494

File No. 0-7277


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549




                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED AUGUST 11, 1995





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

The number of shares of WSMP, Inc. Common Stock outstanding as of September 20, 1995 was 2,760,338.







                           WSMP, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:
                              ------------------------------------------------

                                                                     Page No.
                                                                    ---------

Item 1. Financial Statements
  Consolidated Condensed Balance Sheets -
   August 11, 1995 and February 24, 1995 ...............................1-2

  Consolidated Condensed Statements of
   Operations and Retained Earnings -
   Three Months Ended August 11, 1995
   and August 12, 1994 and Six Months Ended
   August 11, 1995 and August 12, 1994 .................................3-4

  Consolidated Condensed Statements of Cash
   Flows -  Six Months Ended August 11, 1995 and
   August 12, 1994 ......................................................5

  Notes to Consolidated Condensed Financial
   Statements ...........................................................6-7


Item 2. Management's Discussion and Analysis
   of Financial Condition and Results of
   Operations ..........................................................8-10




Part II.  Other Information:
                            --------------------------------------------------

Item 4.  Submission of Matters of a Vote of Security Holders ...........11

Item 6.  Exhibits and Reports on Form 8-K ..............................11

Signatures .............................................................12

Index to Exhibits ......................................................13

Exhibit 11 - Computation of Earnings (Loss) per
   Common and Common Equivalent Share ..................................14







                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WSMP, INC. AND SUBSIDIARIES
                           ---------------------------------------------------


                      Consolidated Condensed Balance Sheets

                                                     (Unaudited)
                                                      August 11,    February 24,
                                                        1995           1995
                                                    -------------  -------------
ASSETS
- -------

Current assets:
  Cash and cash equivalents                           $ 1,522,949  $    940,120
  Marketable equity securities                            136,535       120,564
  Accounts receivable and current portion of notes
   receivable, net:
     Trade and other                                    4,240,385     4,809,950
     Related party                                      1,109,597     1,178,213
  Inventories                                           4,748,464     5,126,335
  Income taxes refundable, prepaid expenses and other     837,597       238,657
  Deferred income taxes                                   255,372       259,821
                                                     ------------  -------------


     Total current assets                              12,850,899    12,673,660
                                                     ------------  -------------

Property, plant and equipment, net                     25,547,325    27,157,884
                                                     ------------  -------------

Other assets:
Properties held for sale                                2,539,166     3,322,372
Excess of cost over fair value of net assets
  of businesses acquired, net                             680,702       696,456
Noncurrent notes receivable                               582,594       368,181
Noncurrent related party notes receivable                 592,058       833,110
Investment in affiliates                                1,126,606       742,633
Other                                                   1,013,567       927,105
                                                     ------------  -------------

Total other assets                                      6,534,693     6,889,857
                                                     ------------  -------------

Total assets                                         $ 44,932,917  $ 46,721,401
                                                     ============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Notes payable                                      $  4,000,000  $  3,000,000
  Current installments of long-term debt                2,711,879     2,939,844
  Trade accounts payable                                2,437,504     3,016,776
  Income taxes payable                                      1,737        46,737
  Other accrued liabilities                             2,685,307     2,766,415
                                                     ------------  -------------

    Total current liabilities                          11,836,427    11,769,772

Deferred franchise fees                                     5,000        30,000
Deferred income taxes                                   1,749,957     1,749,957
Long-term debt, excluding current installments         13,907,722    15,533,554
                                                     ------------  -------------

    Total liabilities                                  27,499,106    29,083,283
                                                     ------------  -------------


Commitments and contingencies



Shareholders' equity:

Preferred stock- par value $.10, authorized
  2,500,000 shares; no shares issued
Common stock - par value $1, authorized
  10,000,000 shares; issued 2,710,338 shares at
  August 11, 1995 and 2,660,338 shares at
  February 24, 1995                                     2,710,338     2,660,338
Capital in excess of par value                          6,484,347     6,389,347
Unrealized gain/(loss) on securities
  available for sale, net of deferred
  income taxes of $(1,098) at August 11,
  1995 and $3,351 at February 24, 1995                      1,708        (5,214)
Retained earnings                                       8,237,418     8,593,647
                                                     ------------  ------------

Total shareholders' equity                             17,433,811    17,638,118
                                                     ------------  ------------

Total liabilities and shareholders' equity           $ 44,932,917  $ 46,721,401
                                                     ============  ============




WSMP, INC. AND SUBSIDIARIES
                           ---------------------------------------------------


      Consolidated Condensed Statements of Operations and Retained Earnings

             Three Months Ended August 11, 1995 and August 12, 1994
                                   (Unaudited)



                                                                   1995           1994
                                                                  ------         ------
Operating revenues:
  Food sales                                                  $ 18,440,896    $ 21,088,165
  Franchise, royalty and other fees (includes related
    party transactions totaling $275,681 in 1995
    and $242,378 in 1994)                                          716,910         732,961
                                                              -------------   -------------

Total operating revenues                                        19,157,806      21,821,126
                                                              -------------   -------------

Costs and expenses:

  Cost of goods sold (includes related party
    transactions totaling $100,826 in 1995
    and $123,719 in 1994)                                       13,503,636      15,235,903
  Operating expenses (includes related party
    transactions totaling $100,373 in 1995
    and $170,656 in 1994)                                        3,085,970       3,353,755
  Selling, general and administrative expenses
    (includes related party transactions totaling
     $645,602 in 1995 and $635,701 in 1994)                      1,983,017       1,945,187
  Depreciation and amortization                                    621,865         656,620
                                                              -------------   -------------

      Total costs and expenses                                  19,194,488      21,191,465
                                                              -------------   -------------

      Operating income (loss)                                      (36,682)        629,661
                                                              -------------   -------------

Other income (expense):

  Net loss on dispositions and write-downs
    of assets (includes gain on sale of assets to
    related parties totaling $128,320 in 1994)                     (51,046)        (31,447)
  Other income (including interest) (includes
    related party transactions totaling $45,145
    in 1995 and $49,793 in 1994)                                   149,751         323,378
  Interest expense                                                (455,772)       (446,168)
  Other expense (includes related party
    transactions totaling $19,246 in 1995
    and $33,488 in 1994)                                          (247,845)       (172,423)
                                                              --------------   -------------

Net other income (expense)                                        (604,912)       (326,660)
                                                              --------------   -------------

Earnings (loss) before income taxes                               (641,594)        303,001

Provision for income taxes (benefit)                              (277,706)         97,001
                                                              --------------   -------------

Net earnings (loss)                                           $   (363,888)    $   206,000
                                                              ==============   =============


Retained earnings:
   Balance at beginning of period                              $ 8,601,306     $ 8,391,604
   Net earnings (loss)                                            (363,888)        206,000
                                                               -------------   -------------

   Balance at end of period                                    $ 8,237,418     $ 8,597,604
                                                               =============   =============

Net earnings (loss) per common and common
   equivalent share                                              $ (.13)          $  .07
                                                               =============   ==============



See accompanying notes to unaudited consolidated condensed financial statements.






WSMP, INC. AND SUBSIDIARIES
                           ---------------------------------------------------



      Consolidated Condensed Statements of Operations and Retained Earnings

              Six Months Ended August 11, 1995 and August 12, 1994
                                   (Unaudited)

                                                                   1995           1994
                                                                 -------        -------
Operating revenues:
  Food sales                                                  $ 36,041,660    $ 41,507,461
  Franchise, royalty and other fees (includes related
    party transactions totaling $531,080 in 1995
    and $486,362 in 1994)                                        1,428,679       1,413,449
                                                              -------------  -------------

Total operating revenues                                        37,470,339      42,920,910
                                                              -------------  -------------

Costs and expenses:

  Cost of goods sold (includes related party
    transactions totaling $204,116 in 1995 and
    $247,677 in 1994)                                           25,878,907      29,759,090
  Operating expenses (includes related party
    transactions totaling $302,782 in 1995
    and $395,690 in 1994)                                        6,156,652       6,837,278
  Selling, general and administrative expenses
    (includes related party transactions totaling
     $1,150,643 in 1995 and $1,219,042 in 1994)                  3,837,947       3,912,576
  Depreciation and amortization                                  1,232,914       1,353,407
                                                              -------------  -------------

     Total costs and expenses                                   37,106,420      41,862,351
                                                              -------------  -------------

     Operating income                                              363,919       1,058,559
                                                              -------------  -------------

Other income (expense):

  Net gain (loss) on dispositions and write-downs
     of assets (includes gain on sale of assets
     to related parties totaling $128,320 in 1994)                 (51,506)        536,064
  Other income (including interest) (includes
     related party transactions totaling $94,955
     in 1995 and $104,552 in 1994)                                 406,686         608,931
  Interest expense                                                (941,061)       (905,126)
  Other expense (includes related party transactions
     totaling $43,427 in 1995 and $68,737 in 1994)                (408,531)       (368,919)
                                                              -------------  -------------

     Net other income (expense)                                   (994,412)       (129,050)
                                                              -------------  --------------

     Earnings (loss) before income taxes                          (630,493)        929,509

Provision for income taxes (benefit)                              (274,264)        362,509
                                                              -------------  --------------

     Net earnings (loss)                                       $  (356,229)   $    567,000
                                                              =============  ==============

Retained earnings:
    Balance at beginning of period                             $ 8,593,647    $  8,030,604
    Net earnings (loss)                                           (356,229)        567,000
                                                               ------------  --------------

Balance at end of period                                       $ 8,237,418    $  8,597,604
                                                               ============  ==============


Net earnings (loss) per common and common
 equivalent share                                                 $ (.13)       $  .20
                                                               ============  ==============


See accompanying notes to unaudited consolidated condensed financial statements.


WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

                 Consolidated Condensed Statements of Cash Flows

              Six Months Ended August 11, 1995 and August 12, 1994
                                   (Unaudited)

                                                                       1995               1994
                                                                     ---------         ---------
Cash flows from operating activities:
Net earnings (loss)                                                $   (356,229)     $    567,000
                                                                   -------------     --------------
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                         1,232,913         1,353,407
Depreciation of properties leased to others                             139,386           191,711
Provision for losses on receivables                                      21,107           140,000
Net (gain)/loss on disposition and writedowns of assets                  51,506          (536,064)
Other non-cash items                                                     58,009          (353,658)
Changes in operating assets and liabilities (net of
  effects from purchase of restaurant companies)
  providing (using) cash:
    Receivables                                                         118,748           (389,801)
    Inventories                                                         377,871         (1,098,899)
    Income taxes refundable, prepaid expenses and other                (598,940)           136,365
    Trade accounts payable and other accrued liabilities               (705,380)          (316,147)
                                                                   -------------     --------------

Total adjustments                                                       695,220           (873,086)
                                                                   -------------     --------------

   Net cash provided by (used in) operating activities                  338,991           (306,086)
                                                                   -------------     --------------

Cash flows from investing activities:
  Decrease (increase) in marketable equity securities                    (4,599)             3,199
  Proceeds from sales of assets to related parties                                         623,734
  Proceeds from sales of assets to others                             1,377,775          1,849,188
  Decrease in related party notes receivables                           285,675            269,576
  Decrease in other notes receivable                                    352,146             17,646
  Deposits, net of refunds                                             (169,829)           (61,892)
  Capital expenditures to related parties                              (159,822)           (65,749)
  Capital expenditures-others                                          (344,739)          (318,949)
  Other investing activities                                           (383,972)           (50,500)
                                                                   -------------     --------------

    Net cash provided by investing activities                           952,635          2,266,253
                                                                   -------------     --------------

Cash flows from financing activities:
  Principal payments on long-term debt                               (1,853,797)        (1,801,606)
  Proceeds from exercise of stock options                               145,000
  Net proceeds (repayments) under short-term borrowing agreements     1,000,000           (375,000)
                                                                   -------------     --------------

    Net cash used in financing activities                              (708,797)        (2,176,606)
                                                                   -------------     --------------

Net increase (decrease) in cash and cash equivalents                    582,829           (216,439)
Cash and cash equivalents at beginning of period                        940,120          1,235,089
                                                                   -------------     --------------
Cash and cash equivalents at end of period                          $ 1,522,949       $  1,018,650
                                                                   =============     ==============


See accompanying notes to unaudited consolidated condensed financial statements.



WSMP, INC. AND SUBSIDIARIES
                            --------------------------------------------------

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 11, 1995 and February 24, 1995 and the results of operations and the cash flows for the interim periods ended August 11, 1995 and August 12, 1994.


2.The results of operations for the interim periods ended August 11, 1995 and August 12, 1994 are not necessarily indicative of the results to be expected for the full year.


3.Financial statements for fiscal 1995 periods have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1996 periods.


4.Earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal period. Common equivalent shares relate to outstanding stock options. The weighted average number of shares used in the calculation are 2,699,214 and 2,834,635 for the six months ended in 1995 and 1994, respectively. The weighted average number of shares used in the calculation for the second fiscal quarter in 1996 and 1995, are 2,710,338 and 2,829,459, respectively. Per share amounts for fiscal 1995 periods retroactively reflect a five-for-four stock split, effected in the form of a stock dividend declared on February 22, 1995.


5.The Company reports the results of its operations using a 52-53 week basis.
  In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.


6.A summary of inventories entering into cost of goods sold is:

                                     August 11,    February 24,     August 12,    February 25,
                                        1995          1995             1994           1994
                                    ------------   ------------    ------------   ------------
Hams in curing process              $ 1,967,960    $ 1,748,375     $ 1,813,832    $ 1,729,997
Other food (includes cured hams)      1,467,272      2,104,940       2,482,142      1,357,837
Supplies                              1,313,232      1,273,020       1,292,378      1,401,619
                                    ------------   ------------    ------------   ------------

Totals                              $ 4,748,464    $ 5,126,335     $ 5,588,352    $ 4,489,453
                                    ============   ============    ============   ============

7.The Company has certain debt obligations that contain restrictive covenants including a restriction on payment of cash dividends. The Company was either in compliance with these covenants at August 11, 1995, or had obtained necessary waivers for noncompliance. There are no consolidated retained earnings available for payment of dividends.


8.The Company has guaranteed a loan obligation of one of its franchisees in an amount not to exceed $322,000. The loan is secured by certain restaurant equipment purchased by the franchisee.

  Effective December 1, 1993, the Company entered into a three year endorsement with Richard Childress Racing Enterprises, Inc. and Dale Earnhardt, Inc. The agreement calls for total payments of $1,200,000 over the three year period. As of August 11, 1995, remaining payments under this agreement are $612,500.


9. Supplemental cash flow disclosures - cash paid during the period for:

                        Six Months Ended
                 ----------------------------

                   August 11,      August 12,
                      1995           1994
                 ------------     ------------

Interest          $ 934,054        $ 927,420
                 ============     ============

Income taxes      $ 155,000        $ 175,500
                 ============     ============

10. Stock options for 50,000 shares were exercised during the six month period ended August 11, 1995 and resulted in cash proceeds totaling $145,000 during the period.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, percentages of operating revenue represented by certain items reflected in the financial statements:


                                                         Relationship to Total Operating Revenue
                                                -------------------------------------------------------
                                                   Three Months Ended              Six Months Ended
                                                ------------------------      -------------------------
                                                August 11,    August 12,      August 11,     August 12,
                                                   1995         1994             1995           1994
                                                ----------    ----------      ----------     ----------


Food processing sales                              62.5          65.1            61.4           64.0
Restaurant food sales                              33.8%         31.5%           34.8%          32.7%
Franchise and royalty fees                          3.7           3.4             3.8            3.3
                                                ----------    ----------      ----------     ----------

    Total operating revenue                       100.0         100.0           100.0          100.0

Cost of goods sold                                 70.5          69.8            69.1           69.3
Operating expenses                                 16.1          15.4            16.4           15.9
Selling, general and administrative expenses       10.3           8.9            10.2            9.1
Depreciation and amortization                       3.3           3.0             3.3            3.2
                                                ----------    ----------      ----------     ----------

  Total operating income (loss)                     (.2)          2.9             1.0            2.5

  Other income (expenses)                          (3.2)         (1.5)           (2.7)           (.3)
                                                ----------    ----------      ----------     ----------

Earnings (loss) before income taxes                (3.4)          1.4            (1.7)           2.2
Provision for income taxes (benefit)               (1.5)          (.4)            (.7)            .9
                                                ----------    ----------      ----------     ----------

Net earnings (loss)                                (1.9%)         1.0%           (1.0%)          1.3%
                                                ==========    ==========      ==========     ==========



The Company operates in three principal lines of business. Segment information is presented as follows:


                                      Three Months Ended                   Six Months Ended
                              --------------------------------    --------------------------------
                              August 11, 1995  August 12, 1994    August 11, 1995  August 12, 1994
                              ---------------  ---------------    ---------------  ---------------
Operating Revenues:
Food processing                $ 11,967,121     $ 14,195,139       $ 23,001,356     $ 27,482,988
Restaurant operations             6,473,775        6,893,026         13,040,304       14,024,473
Restaurant franchising              716,910          732,961          1,428,679        1,413,449
                               -------------    -------------      -------------    -------------
Total operating revenues       $ 19,157,806     $ 21,821,126       $ 37,470,339     $ 42,920,910
                               =============    =============      =============    =============


Operating Profits:
Food processing                $    210,191     $    844,750       $    598,608     $  1,640,388
Restaurant operations               264,952          534,349            796,996          835,889
Restaurant franchising              521,588          380,644            977,209          759,541
                               -------------    -------------     --------------    -------------
                                    996,731        1,759,743          2,372,813        3,235,818
Corporate expenses               (1,033,413)      (1,130,082)        (2,008,894)      (2,177,259)
Other income (expense)             (149,140)         119,508            (53,351)         776,076
Interest expense                   (455,772)        (446,168)          (941,061)        (905,126)
                               -------------    -------------     --------------    -------------
Earnings (loss) before
     income taxes              $   (641,594)    $    303,001       $   (630,493)    $    929,509
                               =============    =============     ==============    =============


RESULTS OF OPERATIONS
- ---------------------

 Second Quarter Ended August 11, 1995 Compared With Second Quarter Ended August
     12, 1994

 Consolidated food sales revenue decreased from $21,088,165 in the second quarter of fiscal 1995 to $18,440,896 in the second quarter of fiscal 1996. Approximately $2.2 million of the decrease occurred in the food processing segment and reflects a $2.7 million decrease in sales in the bakery division
 offset by a $500,000 increase in sales of the ham curing division.   As
 previously discussed in the first quarter, sales in the bakery division have declined due to the largest customer of the bakery repositioning itself in certain of its own markets in late fiscal 1995 and, as a result, discontinuing
 a line of product previously purchased from the Company.   Although the
 customer has developed a well defined marketing program to replace this volume, it now appears that the replacement of this volume will continue into the fourth quarter of the current fiscal year. Additionally, the restaurant segment accounted for approximately $419,000 of the decrease in
 consolidated food sales.   Approximately $161,000 of this decrease resulted
 from the closing of a store during the third quarter of fiscal 1995.   The
 remaining decrease of $258,000 reflects a decrease in same store sales between the quarters ended August 11, 1995 and August 12, 1994.

 Franchise, royalty and other fees in the second quarter of fiscal 1996 remained consistent with the comparable quarter in fiscal 1995. Although nine franchised Western Steer restaurants closed between August 12, 1994 and August 11, 1995, the impact was offset by the opening of two Bennett's Smokehouse and Saloon franchises, two Prime Sirloin franchises, and one Western Steer franchise during the same period.

 The Company experienced an operating loss of $36,682 during the quarter ended August 11, 1995, compared to operating income of $629,661 in the second quarter of fiscal 1995. This decrease is the result of declines in operating profits in the food processing and the restaurant operations segments, offset by increased profitability in restaurant franchising and reductions in corporate expenses. Total operating profit in the food processing segment decreased $634,559 during the second quarter of fiscal 1996 compared to
 the same period in fiscal 1995.   Approximately $335,000 of the decrease
 is due to the decline in sales in the bakery division.   The remaining
 decrease of $300,000 occurred in the ham curing division as a result of overall decreases in margins. The restaurant segment also experienced a decrease in operating profits from $534,349 for the quarter ended August 12,
 1994 to $264,952 for the quarter ended August 11, 1995.   This decline is
 attributed primarily to the decrease in same store sales discussed above as well as additional advertising costs of approximately $189,000 incurred during
 the current quarter.   Operating profits in the restaurant franchising segment
 increased $140,944 due to improved management of operating costs as well as improvements in collections of royalties.


 Six Months Ended August 11, 1995 Compared With Six Months Ended August 12,
     1994

 Consolidated food sales revenue decreased $5.5 million, or 13.2%, to $36.0 million during the first six months of fiscal 1996, compared to the first six months of fiscal 1995. The food processing segment showed a decrease of $4.5 million compared with the first half of fiscal 1995. This decrease is the result of a decrease of approximately $5 million in the bakery division due to the same factors discussed in the quarter comparison above. Offsetting the decrease in sales from the bakery division was an increase of approximately
 $500,000 in sales in the ham curing division.   The remaining decrease in food
 sales relates to the restaurant segment which experienced a decline in revenues totaling $1.0 million. Approximately $598,000 of the decrease resulted from the closing of four stores since the beginning of the prior year. The remaining decrease of $402,000 is attributable to decreases in same store sales.

 Franchise, royalty and other fees for the first half of fiscal 1996 showed little change from the corresponding period of fiscal 1995. As discussed in the quarter comparison above, decreases in royalty and other fees brought about by the closing of franchised restaurants have been offset by new franchise restaurants opened during the same period.

 Operating income decreased from $1,058,559 in the first half of fiscal 1995 to $363,919 in the first half of fiscal 1996. This decrease is the result of a decline in operating income in the food processing segment, offset by increased profitability in the franchising segment and by reductions in corporate costs. The food processing segment experienced a total decrease in operating profit of $1 million during the six month period. Approximately $610,000 of this decrease relates to the bakery division and corresponds with a decline in food sales during the six months ended August 11, 1995 compared to the corresponding period of the preceding year. The remaining decrease of $390,000 occurred in the ham curing division as a result of lower margins. Offsetting this decrease is an increase of $217,000 in operating income from restaurant franchising, which is the result of the factors discussed above in the quarter comparison.



LIQUIDITY AND CAPITAL RESOURCES
- --------------------------------

 The Company had total working capital of $1,014,000 at August 11, 1995, up
 slightly from $904,000 at February 24, 1995.   Management anticipates an
 increase in the amount of working capital generated by operations during the coming two quarters as bakery sales continue to rebuild. In addition, the sale of excess real estate is expected to generate approximately $3 million during the third and fourth quarters.

 Total cash and cash equivalents increased $583,000 during the six month period ended August 11, 1995. Sales of excess assets generated $1.4 million of cash proceeds during the period and contributed to this increase.

 The Company is currently seeking to refinance amounts outstanding under its Senior Notes and short-term secured note on an intermediate to long-term basis
 through a private placement of debt.   The Company has $10.6 million in Senior
 Note obligations with two major life insurance companies.   The agreements
 provide for monthly interest payments and semi-annual principal payments of $769,230 on October 1 and April 1. The Senior Notes mature on October 1, 1996 with a balloon payment of $9.1 million, and as such will become a current liability on October 1, 1995. Management is using its best efforts to effect a one year extension in the maturity of the Senior Notes. However, management expects to accomplish the refinancing prior to the original October 1, 1996 maturity date.





                           PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of Shareholders of WSMP, Inc. was held on June 22, 1995. The two matters submitted to the vote of the shareholders were the election of directors and a proposal to approve a renewal and extension of the Management Services Agreement with HERTH Management, Inc.

     The following directors were elected at the annual meeting:
     Richard F. Howard            E. Edwin Bradford
     James M. Templeton

     The following directors continued in office after this meeting:
     James C. Richardson, Jr.     William R. McDonald III
     Bobby G. Holman              Miles M. Aldridge
     Richard F. Hendrickson       Lewis C. Lanier

     The Board of Directors, unanimously approved and voted to recommend to the Shareholders the ratification of a renewal and extension of the Management Services Agreement with HERTH Management, Inc. The Agreement was approved by the Shareholders of WSMP, Inc. at this annual meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

     (a) Exhibits

      See Index to Exhibits

     (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 11, 1995.





SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WSMP, INC.






Date: 9/21/95         By:           James C. Richardson, Jr.
     ----------           --------------------------------------------
                                    James C. Richardson, Jr.
                              (President and Chief Executive Officer)









Date: 9/21/95         By:        Matthew V. Hollifield
     ----------           --------------------------------------------
                                 Matthew V. Hollifield
                              (Vice President of Accounting and
                                 Chief Accounting Officer)



                                INDEX TO EXHIBITS

  For inclusion in Quarterly Report on Form 10-Q Quarter Ended August 11, 1995



Exhibit No.                                                         Page No.
- -----------                                                        ----------

  11             Computation of Earnings (Loss) Per Common and
                   Common Equivalent Share                              14