Form 10-Q
period 1995-11-03
WSMP INC
filed 1995-12-18
CIK 67494

File No. 0-7277
===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549



               -------------------------------------------------

                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED NOVEMBER 3, 1995


               -------------------------------------------------




                                   WSMP, INC.
                         Incorporated in North Carolina




CLAREMONT, NORTH CAROLINA 28610                        56-0945643
(704) 459 - 7626                          (I.R.S. Employer Identification No.)




               -----------------------------------------------





WSMP, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The number of shares of WSMP, Inc. Common Stock outstanding as of December 12, 1995 was 2,760,338.

===============================================================================




                           WSMP, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:
                              -------------------------------------------------

                                                                    Page No.


Item 1. Financial Statements
  Consolidated Condensed Balance Sheets -
   November 3, 1995 and February 24, 1995...........................  1-2

  Consolidated Condensed Statements of
   Operations and Retained Earnings -
   Three Months Ended November 3, 1995
   and November 4, 1994 and Nine Months Ended
   November 3, 1995 and November 4, 1994............................  3-4

  Consolidated Condensed Statements of Cash
   Flows -  Nine Months Ended November 3, 1995 and
   November 4, 1994.................................................    5

  Notes to Consolidated Condensed Financial
   Statements.......................................................  6-7

Item 2. Management's Discussion and Analysis
   of Financial Condition and Results of
   Operations....................................................... 8-10


Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K...........................   11

Signatures..........................................................   11

Index to Exhibits...................................................   12

Exhibit 11 - Computation of Earnings (Loss) per
   Common and Common Equivalent Share...............................   13


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

                      Consolidated Condensed Balance Sheets

                                                    (Unaudited)
                                                    November 3,    February 24,
ASSETS                                                  1995           1995
------                                                -------         ------

Current assets:
  Cash and cash equivalents                       $    369,175   $    940,120
  Marketable equity securities                         137,905        120,564
  Accounts receivable and current portion of
   notes receivable, net:
   Trade and other                                   4,772,178      4,809,950
  Related party                                      1,208,843      1,178,213
  Inventories                                        5,764,403      5,126,335
  Income taxes refundable, prepaid expenses
    and other                                          469,901        498,478
                                                    -----------    -----------
    Total current assets                            12,722,405     12,673,660
                                                    -----------    -----------

Property, plant and equipment, net                  24,962,282     27,157,884

Other assets:
  Properties held for sale                           2,139,226      3,322,372
  Excess of cost over fair value of net assets
   of businesses acquired, net                         672,824        696,456
  Noncurrent notes receivable                        1,000,223        368,181
  Noncurrent related party notes receivable            621,947        833,110
  Investment in affiliates                           1,109,106        742,633
  Other                                              1,056,822        927,105
                                                   -----------    -----------
    Total other assets                               6,600,148      6,889,857
                                                   -----------    -----------
    Total assets                                  $ 44,284,835   $ 46,721,401
                                                   ===========    ===========





LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                  $   4,000,000   $  3,000,000
  Current installments of long-term debt             2,689,504      2,939,844
  Trade accounts payable                             2,806,925      3,016,776
  Income taxes payable                                  74,631         46,737
  Other accrued liabilities                          2,796,975      2,766,415
                                                   -----------    -----------
    Total current liabilities                       12,368,035     11,769,772

Deferred income                                        228,307         30,000
Deferred income taxes                                1,104,995      1,749,957
Long-term debt, excluding current installments      12,990,032     15,533,554
                                                  ------------   ------------
    Total liabilities                               26,691,369     29,083,283
                                                  ------------   ------------

Commitments and Contingencies


Shareholders' equity:
  Preferred stock - par value $.10, authorized
   2,500,000 share; no shares issued

  Common stock - par value $1, authorized
   10,000,000 shares; issued 2,760,338
   shares at November 3, 1995 and
   2,660,338 shares at February 24, 1995             2,760,338      2,660,338

  Capital in excess of par value                     6,579,347      6,389,347

  Unrealized gain/(loss) on securities
   available for sale, net of deferred
   income taxes of $(2,140) at November 3,
   1995 and $3,351 at February 24, 1995                  3,346         (5,214)

  Retained earnings                                  8,250,435      8,593,647
                                                 -------------  -------------
    Total shareholders' equity                      17,593,466     17,638,118
                                                 -------------  -------------
    Total liabilities and shareholders' equity   $  44,284,835   $ 46,721,401
                                                 =============  =============


WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------


      Consolidated Condensed Statements of Operations and Retained Earnings

            Three Months Ended November 3, 1995 and November 4, 1994
                                   (Unaudited)

                                                              1995            1994
                                                             ------          ------
Operating revenues:
  Food sales                                             $  17,911,735   $ 22,012,475
  Franchise, royalty and other fees (includes related
   party transactions totaling $246,530 in 1995
   and $234,814 in 1994)                                       638,108        672,970
                                                          -------------    -----------
Total operating revenues                                    18,549,843     22,685,445
                                                          -------------    -----------
Costs and expenses:
 Cost of goods sold (includes related party
  transactions totaling $96,393 in 1995 and
  $119,478 in 1994)                                         12,771,676     16,191,941
 Operating expenses (includes related party
  transactions totaling $249,597 in 1995
  and $356,672 in 1994)                                      2,984,366      3,291,994
 Selling, general and administrative expenses
  (includes related party transactions totaling
  $466,694 in 1995 and $377,788 in 1994)                     1,754,132      1,940,086
 Depreciation and amortization                                 639,608        655,867
                                                          -------------    -----------
    Total costs and expenses                                18,149,782     22,079,888
                                                          -------------    -----------
    Operating income                                           400,061        605,557
                                                          -------------    -----------
Other income (expense):
  Net gain on dispositions and write-downs
   of assets (includes gain on sale of assets
   to related parties totaling $128,320 in 1994)                57,198        260,686
  Other income (including interest)(includes
   related party transactions totaling $2,979 in
   1995 and $120,333 in 1994)                                  139,108        204,873
  Interest expense                                            (437,657)      (460,431)
  Other expense (includes related party
   transactions totaling $21,982 in 1995 and
   $36,758 in 1994)                                           (114,905)      (147,351)
                                                          -------------    -----------
  Net other income (expense)                                  (356,256)      (142,223)
                                                          -------------    -----------
   Earnings before income taxe                                  43,805        463,334

Provision for income taxes                                      30,788        180,334
                                                          -------------    -----------
   Net earnings                                          $      13,017   $    283,000
                                                          =============    ===========
Retained earnings:
    Balance at beginning of period                       $   8,237,418   $  8,597,604
    Net earnings                                                13,017        283,000
                                                          ------------     -----------
    Balance at end of period                             $   8,250,435   $  8,880,604
                                                          ============     ===========
Net earnings per common and common
   equivalent share                                      $         .00   $        .10
                                                          ============     ===========

See accompanying notes to unaudited consolidated condensed financial statements.




WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------



      Consolidated Condensed Statements of Operations and Retained Earnings

             Nine Months Ended November 3, 1995 and November 4, 1994
                                   (Unaudited)


                                                               1995          1994
                                                              -----         ------

  Food sales                                              $ 53,953,395   $ 63,519,936
  Franchise, royalty and other fees (includes related
   party transactions totaling $777,610 in 1995 and
   $721,176 in 1994)                                         2,066,787      2,086,419
                                                           -----------    -----------
    Total operating revenues                                56,020,182     65,606,355
                                                           -----------    -----------
Costs and expenses:
  Cost of goods sold (includes related party
   transactions totaling $300,509 in 1995
   and $367,155 in 1994)                                    38,650,583     45,951,031
  Operating expenses (includes related party
   transactions totaling $552,379 in 1995 and
   $752,362 in 1994)                                         9,141,018     10,129,272
  Selling, general and administrative expenses
   (includes related party transactions totaling
   $1,617,337 in 1995 and $1,596,830 in 1994)                5,592,079      5,852,662
  Depreciation and amortization                              1,872,522      2,009,274
                                                           -----------    -----------
    Total costs and expenses                                55,256,202     63,942,239
                                                           -----------    -----------
      Operating income                                         763,980      1,664,116
                                                           -----------    -----------
Other income (expense):
  Net gain on dispositions and write-downs
   of assets (includes gain on sale of assets
   to related parties totaling $128,320 in 1994)                 5,692        796,750
  Other income (including interest) (includes
   related party transactions totaling $97,934
   in 1995 and $224,885 in 1994)                               545,794        813,804
  Interest expense                                          (1,378,718)    (1,365,557)
  Other expense (includes related party transactions
   totaling $65,409 in 1995 and $105,495 in 1994)             (523,436)      (516,270)
                                                           ------------   ------------
  Net other income (expense)                                (1,350,668)      (271,273)
                                                           ------------   ------------
  Earnings (loss) before income taxes                         (586,688)     1,392,843

Provision for income taxes (benefit)                          (243,476)       542,843
                                                           ------------   ------------
    Net earnings (loss)                                   $   (343,212)   $   850,000
                                                           ============   ============
Retained earnings:
  Balance at beginning of period                          $  8,593,647    $ 8,030,604
  Net earnings (loss)                                         (343,212)       850,000
                                                           ------------   ------------
  Balance at end of period                                $  8,250,435    $ 8,880,604
                                                           ============   ============
Net earnings (loss) per common and common
 equivalent share                                         $       (.13)   $      .30
                                                           ============   ============


See accompanying notes to unaudited consolidated condensed financial statements.





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------


                 Consolidated Condensed Statements of Cash Flows

             Nine Months Ended November 3, 1995 and November 4, 1994
                                   (Unaudited)


                                                          1995          1994
                                                         ------        ------
Cash flows from operating activities:
Net earnings (loss)                                   $ (343,212)    $ 850,000
Adjustments to reconcile net earnings                  ----------    ----------
  (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization                          1,872,522     2,009,274
Depreciation on properties leased to others              195,331       267,875
Provision for losses on receivables                       63,107        95,000
Net gain on disposition and writedowns of assets          (5,692)     (796,750)
Decrease (increase) in deferred income taxes            (644,962)      105,928
Other non-cash items                                     123,029      (374,847)
Changes in operating assets and liabilities
 (net of effects from purchase of restaurant
 companies) providing (using) cash:
  Receivables                                           (455,560)      (94,240)
  Inventories                                           (638,068)     (508,336)
  Income taxes refundable, prepaid expenses
   and other                                              23,086      (343,010)
  Trade accounts payable and other accrued
   liabilities                                          (151,397)   (1,168,924)
                                                       ----------   -----------
Total adjustments                                        381,396      (808,030)
                                                       ----------   -----------
  Net cash provided by operating activities               38,184        41,970
                                                       ----------   -----------

Cash flows from investing activities:
Decrease (increase) in marketable equity securities       (3,290)        2,931
Proceeds from sales of assets to related parties                       623,734
Proceeds from sales of assets to others                2,028,180     1,924,423
Decrease (increase) in related party notes
 receivables                                             176,025      (319,795)
Decrease in other notes receivables                      390,545       506,532
Deposits, net of refunds                                (246,365)      (46,354)
Capital expenditures to related parties                 (260,567)     (143,106)
Capital expenditures - others                           (785,322)     (551,667)
Other investing activities                              (404,473)     (353,589)
                                                       ----------   -----------
  Net cash provided by investing activities              894,733     1,643,109
                                                       ----------   -----------

Cash flows from financing activities:
Proceeds from borrowings                                  85,000       342,165
Principal payments on long-term debt                  (2,878,862)   (2,936,143)
Proceeds from exercising of stock options                290,000
Acquisition of treasury stock                                          (35,625)
Net proceeds under short-term borrowing agreements     1,000,000       525,000
                                                       ----------   -----------
  Net cash used in financing activities               (1,503,862)   (2,104,603)
                                                       ----------   -----------
Net decrease in cash and cash equivalents               (570,945)     (419,524)
Cash and cash equivalents at beginning of period         940,120     1,235,089
                                                       ----------   -----------
Cash and cash equivalents at end of period            $  369,175   $   815,565
                                                       ==========   ===========

See accompanying notes to unaudited consolidated condensed financial statements.




WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 3, 1995 and February 24, 1995, the results of operations for the fiscal quarters and nine months ended November 3, 1995 and November 4, 1994 and the cash flows for the nine months ended November 3, 1995 and November 4, 1994.


2.The results of operations for the fiscal quarters and nine months ended
  November 3, 1995 and November 4, 1994 are not necessarily indicative of the results to be expected for the full year.


3.Financial statements for fiscal 1995 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1996.


4.Earnings (loss) per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal quarter. Common equivalent shares relate to outstanding stock options. The weighted average number of shares used in the calculation are 2,715,819 and 2,848,014 for the nine months ended in 1995 and 1994, respectively. The weighted average number of shares used in the calculation for the third fiscal quarters ended in 1995 and 1994, are 2,898,478 and 2,872,057 respectively. Per share amounts for fiscal 1995 periods retroactively reflect a five-for-four stock split, effected in the form of a stock dividend declared on February 22, 1995.


5.The Company reports the results of its operations using a 52-53 week basis.
  In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.


6.A summary of inventories entering into cost of goods sold is:

                                        November 3,  February 24,  November 4,   February 25,
                                           1995         1995          1994          1994
                                        ----------   -----------   -----------   ------------
    Hams in curing process             $ 1,848,838   $ 1,748,375   $ 1,390,014   $ 1,729,997
    Other food (includes cured hams)     2,521,393     2,104,940     2,292,102     1,357,837
    Supplies                             1,394,172     1,273,020     1,315,673     1,401,619
                                        ----------    ----------    ----------    ----------
    Totals                             $ 5,764,403   $ 5,126,335   $ 4,997,789   $ 4,489,453
                                        ==========    ==========    ==========    ==========


7.The Company has certain debt obligations that contain restrictive covenants including a restriction on payment of cash dividends. The Company was either in compliance with these covenants at November 3, 1995, or had received waivers for noncompliance. There were no consolidated retained earnings available for payment of dividends as of November 3, 1995.

  The Company has $9,831,480 in Senior Note obligations with two major life insurance companies. The Company and the two insurance companies have agreed to amend the terms of the Senior Notes to provide for an extension to the maturity date under the notes from October 1, 1996 to October 1, 1997; a granting of additional security interest in certain of the Company's real properties; an increase in the interest rate under the notes on October 1, 1996 from 10% to the greater of 15% or 950 basis points above the one year treasury rate with an additional increase of .25% or 25 basis points, respectively, every three months thereafter until maturity; and a reduction in the current ratio requirement from 1.25 to 1.0. The Company will continue to make semi-annual principal payments of $769,230 on October 1 and April 1 until maturity. In addition, the Company has agreed to remit any proceeds received from the sale of certain assets to the note holders as principal payment to be applied in inverse order of maturity, except that up to $769,230 may be applied to the April 1, 1996 payment of principal.


8.The Company has guaranteed a loan obligation of one of its franchisees in an amount not to exceed $322,000. The loan is secured by certain restaurant equipment purchased by the franchise.

  Effective December 1, 1993, the Company entered into a three year endorsement with Richard Childress Racing Enterprises, Inc. and Dale Earnhardt, Inc. The agreement calls for total payments of $1,200,000 over the three year period. As of November 3, 1995, remaining payments under this agreement are $500,000.


9.Stock options for 100,000 shares were exercised during the nine month period ended November 3, 1995 and resulted in cash proceeds totaling $290,000.

  During the nine months ended November 4, 1994, the Company purchased and retired 5,000 shares of the Company's common stock at a cost of $35,625.


10. Supplemental cash flow disclosures - cash paid during the period for:

                                  Nine Months Ended
                             --------------------------
                            November 3,       November 4,
                               1995              1994
                           -----------       -----------
     Interest              $ 1,382,111       $ 1,402,009
                           ===========       ===========
     Income taxes          $   170,000       $   193,500
                           ===========       ===========

  During fiscal 1996, the Company received notes receivable totaling $798,392 from the sale of property, plant and equipment.

  Accounts receivable from certain franchisees totaling $34,094 and $97,512 were converted to notes receivable in fiscal 1996 and fiscal 1995, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to operating revenue of the Company and (ii) the percentage change of such items as compared to the indicated prior period:


                                                         Relationship to Total Operating Revenue
                                                        ------------------------------------------
                                                  Three Months Ended                Nine Months Ended
                                                -----------------------          ----------------------
                                               November 3,     November 4,      November 3,   November 4,
                                                 1995            1994             1995          1994
                                              -----------     -----------      -----------    -----------


Food processing sales                            65.2            68.7             62.6            65.6
Restaurant food sales                            31.4            28.4             33.7            31.2
Franchise, royalty and other fees                 3.4             2.9              3.7             3.2
                                                ------          ------           ------          ------
    Total operating revenue                     100.0           100.0            100.0           100.0

Cost of goods sold                               68.9            71.4             69.0            70.0
Operating expenses                               16.1            14.5             16.3            15.4
Selling, general and administrative expenses      9.5             8.6             10.0             8.9
Depreciation and amortization                     3.4             2.9              3.3             3.1
                                                ------          ------           ------          ------
   Total operating income                         2.1             2.6             1.4              2.6
   Other income (expense)                        (1.9)            (.6)           (2.4)             (.5)
                                                ------          ------           ------          ------
Earnings (loss) before income taxes                .2             2.0            (1.0)             2.1
Provision for income taxes                        (.2)            (.8)             .4              (.8)
                                                ------          ------           ------          ------
   Net earnings (loss)                            0.0%            1.2%            (.6)%            1.3%
                                                ======          =======          ======          ======



The Company operates in three principal lines of business. Segment information is presented as follows:


                                                Three Months Ended                      Nine Months Ended
                                         ----------------------------------    -----------------------------------
                                         November 3, 1995  November 4, 1994    November 3, 1995   November 4, 1994
                                         ----------------  ----------------    ----------------   ----------------
Operating Revenues:
------------------
Food processing                            $ 12,086,906      $ 15,574,958        $ 35,088,262       $ 43,057,946
Restaurant operations                         5,824,829         6,437,517          18,865,133         20,461,990
Restaurant franchising                          638,108           672,970           2,066,787          2,086,419
                                           -------------      ------------       -------------      -------------
  Total operating revenues                 $ 18,549,843      $ 22,685,445        $ 56,020,182       $ 65,606,355
                                           =============      ============       =============      =============
Operating Profits:
Food processing                            $    740,333      $  1,057,436        $  1,338,941       $  2,697,824
Restaurant operations                           202,638           350,157             999,634          1,186,046
Restaurant franchising                          370,215           304,894           1,347,424          1,064,435
                                           -------------      ------------       -------------      -------------
                                              1,313,186         1,712,487           3,685,999          4,948,305
Corporate expenses                             (913,125)       (1,106,930)         (2,922,019)        (3,284,189)
Other income (expense)                           81,401           318,208              28,050          1,094,284
Interest expense                               (437,657)         (460,431)         (1,378,718)        (1,365,557)
Earnings (loss) before income taxes        -------------      ------------       -------------      -------------
                                           $     43,805      $    463,334       $    (586,688)      $  1,392,843
                                           =============     =============      ==============      =============



RESULTS OF OPERATIONS

  Third Quarter Ended November 3, 1995 Compared With Third Quarter Ended
    November 4, 1994

  Consolidated food sales revenue was $17,911,735 in the third quarter of fiscal 1996 compared to $22,012,475 during the corresponding quarter of the prior year. Approximately $3.5 million of the decrease occurred in the food processing segment and reflects the combined effect of a $2.8 million decrease in sales of the bakery division and a $700,000 decrease in sales of the ham curing division. As discussed in the first and second quarters, the bakery division continues to feel the impact of the decline in sales to its largest customer while this customer is repositioning itself in certain of its own markets. This customer is currently working toward replacing this volume through a well defined marketing program. In addition, the Company has been successful in identifying new opportunities which will help to replace this volume during the coming periods. The decrease in the sales of the ham curing division is due primarily to the earlier sales in the prior
  year for the Thanksgiving and Christmas season.   Most of this decrease is
  expected to be offset by higher sales early in the fourth quarter of fiscal 1996.

  Additionally, the restaurant segment accounted for approximately $613,000 of the decrease in consolidated food sales. Approximately $237,000 of this decrease is the result of closing two stores since the third quarter of fiscal 1995. The remaining decrease of $376,000 reflects a decrease in same store sales between the quarters ended November 4, 1994 and November 3, 1995.

  Franchise, royalty and other fees in the third quarter of fiscal 1996 were slightly less than the comparable quarter in fiscal 1995. Although seven franchised Western Steer restaurants closed between November 4, 1994 and November 3, 1995, the impact has been offset by the opening of one Bennett's Smokehouse and Saloon franchise, one Prime Sirloin franchise, and one Western Steer franchise during the same period.

  Operating income decreased from $605,557 in the third quarter of fiscal 1995 to $400,061 in the third quarter of fiscal 1996. This decrease is the result of declines in operating profits in the food processing and the restaurant operations segments, offset by increased profitability in restaurant franchising and reductions in corporate expenses. Total operating profit in the food processing segment decreased $317,000 during the third quarter of fiscal 1996 compared to the same period in fiscal 1995. This decline is directly attributed to the decrease in food sales revenues described above which this segment has experienced. The restaurant segment experienced a decrease in operating profits from $350,157 for the quarter ended November 4, 1994 to $202,638 for the quarter ended November 3, 1995. This decrease is due primarily to the decline in same store sales between the corresponding periods. Operating profits in the restaurant franchising segment increased $65,321 over the third quarter of 1995 due to improvements in management of operating costs and collections of royalties.

  Nine Months Ended November 3, 1995 Compared with Nine Months Ended November
    4, 1994

  Consolidated food sales decreased $9.6 million, or 15.1%, to $54.0 million during the first nine months of fiscal 1996, compared to the first nine months of fiscal 1995. The food processing segment accounted for approximately $8.0 million of this decrease. The majority of the decrease in the food processing segment, approximately $7.8 million, occurred in the bakery division due to the same factors discussed in the quarter comparison above. In addition, the restaurant segment experienced a decline in revenues totaling $1.6 million. Approximately $910,000 of the decrease resulted from the closing of five stores since the beginning of the prior fiscal year. The remaining decrease in revenues of the restaurant segment is attributable to net decreases in same store sales.

  Franchise, royalty and other fees for the first nine months of fiscal 1996 showed little change from the corresponding period of fiscal 1995. As discussed in the quarter comparison above, decreases in royalty and other fees brought about by closing of franchised restaurants have been offset by new franchise restaurants opened during the same period.

  Operating income decreased from $1,664,116 for the first nine months of fiscal 1995 to $763,980 for the corresponding period in the current year. This decrease is the net result of a decline in operating income in the food processing segment, offset by increased profitability in the franchising segment and by reductions in corporate costs. Operating income in the food processing segment during the nine months ended November 3, 1995 was $1.4 million below the amount generated in the corresponding period of the preceding year. Approximately $1.0 million of this decrease relates to the bakery division and corresponds with the decline in food sales during the first nine months of fiscal 1996 compared the first nine months of fiscal 1995. The remaining decrease of $400,000 occurred in the ham curing division, primarily during the first two quarters, as a result of lower margins. Offsetting these decreases is an increase of $283,000 in operating income from restaurant franchising, which is the result of the factors discussed above in the comparison of the quarters.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is currently seeking to refinance amounts outstanding under its Senior Notes and short-term secured note on an intermediate to long-term basis through a private placement of debt. The Company has $9.8 million in Senior Note obligations with two major life insurance companies. The senior lenders agreed to amend the terms of the notes to provide for an extension of the maturity date from October 1, 1996 to October 1, 1997 as discussed in Note 7 to the consolidated condensed financial statements. Although this extension provides additional time in which to complete the refinancing, management expects to accomplish this prior to the original October 1, 1996 maturity date.

  The Company's working capital decreased from $904,000 at February 24, 1995 to $354,000 at November 3, 1995. Three major factors contributing to this decrease were repayments on long-term debt totaling $2.9 million, capital expenditures totaling $1.0 million, and investments made in two 50% joint ventures involving the construction of two restaurant units totaling $442,000. However, these uses of working capital were partially offset by cash received from the sale of assets totaling $2.0 million and working
  capital provided by operations.   These factors also had a direct impact
  on cash and cash equivalents which decreased $571,000 during the nine month period ended November 3, 1995.

  Management anticipates an increase in the amount of working capital generated by operations during the coming quarters as the bakery continues to rebuild sales.




                                    PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
-------------------------------------------
     (a) Exhibits

         See Index to Exhibits

     (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended November 3, 1995.





                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WSMP, INC.






Date: 12/15/95                 By:       James C. Richardson, Jr.
     -----------                  ------------------------------------
                                         James C. Richardson, Jr.
                                 (President and Chief Executive Officer)








Date: 12/15/95                 By:       Matthew V. Hollifield
     -----------                  ------------------------------------
                                         Matthew V. Hollifield
                                   (Vice President of Accounting and
                                        Chief Accounting Officer)



                                INDEX TO EXHIBITS

  For inclusion in Quarterly Report on Form 10-Q Quarter Ended November 3, 1995



Exhibit No.                                                          Page No.
-----------                                                          --------
   11              Computation of Earnings (Loss) Per Common
                    and Common Equivalent Share                         13