Form 10-K405
period 1996-02-23
WSMP INC
filed 1996-05-23
CIK 67494

FILE NO. 0-7277
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                 -----------------------------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

          Pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended February 23, 1996
                 -----------------------------------------------

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

                      COMMON STOCK, PAR VALUE $1 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.        Yes [  X  ]     No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  X  ]

     The number of shares of WSMP, Inc. Common Stock outstanding as of May 10, 1996 was 2,760,338. The aggregate market value of WSMP, Inc. Common Stock held by nonaffiliates of WSMP, Inc. as of May 10, 1996 was $ 7,258,700.


DOCUMENTS OF WHICH PORTIONS            PARTS OF FORM 10-K INTO WHICH PORTIONS
ARE INCORPORATED BY REFERENCE                OF DOCUMENTS ARE INCORPORATED
- ------------------------------           --------------------------------------
Annual Report to Shareholders for the
    Fiscal Year Ended February 23, 1996                     I, II
Proxy Statement for WSMP, Inc.'s Annual
   Meeting of Shareholders to be held
    on June 27, 1996                                        III

===============================================================================

                                     PART I

ITEM 1. BUSINESS


BUSINESS SEGMENTS
- ------------------

     The Company operates in three principal business segments: restaurant franchising, restaurant operations and food processing. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense, and capital expenditures, for each of the Company's business segments for fiscal 1996 is contained on page 21 of the Company's Annual Report to Shareholders for the fiscal year ended February 23, 1996, under the caption "Lines of Business", and is incorporated herein by reference.

RESTAURANT FRANCHISING
- -----------------------

RESTAURANT FRANCHISING - WESTERN STEER.   The most significant segment of the
Company's franchising operations currently centers around the Western Steer chain of restaurants, which includes the Western Steer Family Restaurant concept and the Western Steer - Steaks, Buffet & Bakery concept. The Western Steer Family Restaurant concept originated in 1975 as a family oriented, reasonably priced steakhouse restaurant, and features a rustic western-style design, steaks and other entrees cooked to order, and an "all-you-can-eat" buffet food bar. Beginning in 1992, the Company began an extensive program of renovation of this concept which included updating the buffet food bar, adding an in-house bakery and changing the store appearance to highlight a new format. Restaurants updated to this new format have been renamed "Western Steer - Steaks, Buffet & Bakery".

     The Company has 55 franchised Western Steer restaurants located in North Carolina (26), Kentucky (7), West Virginia (5), Georgia (4), South Carolina (5), Florida (2), Virginia (3), and Tennessee (3). Of this total, 25 are operated as Western Steer - Steaks, Buffet & Bakery restaurants. The Company no longer offers the Western Steer Family Restaurant franchise, and believes that many of the existing units will eventually elect to convert to the Western Steer - Steaks, Buffet & Bakery format. Although the decision regarding whether to renovate and the timing thereof rests with the franchisee, the Company encourages its franchisees to renovate franchised restaurants and provides assistance in doing so, primarily through consulting with franchisees regarding the renovations and subsequent operational changes and training of franchisee personnel. The primary costs of renovating franchised restaurants are borne by the franchisees.

     The average sales volume during the fiscal year ended February 23, 1996 for franchised Western Steer - Steaks, Buffet & Bakery restaurants that have been open for one year or more was $1,230,500. This represents only a slight decrease from the fiscal 1995 average of $1,237,000. The average sales volume for fiscal 1996 for Western Steer Family Restaurant units that have been open for one year or more was $989,000, representing a decrease of 2.2% from the average for fiscal 1995 which totaled $1,011,000.

     The Company granted one franchise during fiscal 1996 for a Western Steer -
Steaks, Buffet & Bakery restaurant which opened in South Carolina.   Although
the Company intends to support any future interest in franchise expansion of this concept, it is felt that most new franchising interest will center around the Prime Sirloin and Bennett's' concepts discussed below.

     At February 23, 1996, major shareholders of the Company had ownership interests in 19 of the 55 franchised restaurants. See Item 13, "Certain Relationships and Related Transactions."


RESTAURANT FRANCHISING - PRIME SIRLOIN.   In 1987, the Company acquired Prime
Sirloin, Inc., a regional franchised steakhouse chain composed of seven units and headquartered in Morristown, Tennessee. This concept, although similar to Western Steer, was slightly more upscale, with larger building designs, different interiors, and a higher average ticket price. Due to the success of the Western Steer redesign, management has offered its Prime Sirloin franchise operators a remodel and redesign program similar to the Western Steer reformat. As of February 23, 1996, two of the original franchised units had been remodeled and the name changed to "Prime Sirloin - Buffet, Bakery & Steaks." In addition, two Western Steer locations have been converted to Prime Sirloin - Buffet, Bakery & Steaks franchises, including one unit converted in the current year.

     During fiscal 1995, management of the Company introduced a new Prime Sirloin prototype designed to capitalize on the industry's success with larger buffet style formats. This "mega-sized" prototype centers around a budget steak and buffet concept with seating for over 400 patrons. Significant alterations from the original Prime Sirloin design include a panoramic entry, which gives customers a view of the buffet and dining area, a "double-line" system, directing guests to the buffet floor quickly, and a "scatter-bar" buffet design which allows guests to visit different areas for different phases of their meal. The new Prime Sirloin design costs approximately $2.1 million per unit, and each unit is anticipated to gross approximately $2.5 million to $3.0 million in first year sales. The first prototype Prime Sirloin franchise was opened in Spartanburg, South Carolina in August of 1994. During fiscal 1996 two additional franchises were opened in Bristol, Tennessee and Greenville, South Carolina. Management anticipates the opening of approximately two additional new prototype franchise units during fiscal 1997.

     At February 23, 1996, there were 12 franchised Prime Sirloin restaurants located in Tennessee(6), North Carolina (1), South Carolina (2), Virginia (1), Florida (1), and Kentucky (1). Major shareholders of the Company have an ownership interest in four of the franchised Prime Sirloin restaurants. In addition, the Bristol, Tennesse location, which opened during fiscal 1996, is operated through a joint venture in which the Company owns 50%. See Item 13 "Certain Relationships and Related Transactions."


RESTAURANT FRANCHISING - BENNETT'S SMOKEHOUSE & SALOON.   In 1990, WSMP became a
sub-franchiser of Denver-based Bennett's Bar-B-Que, Inc., with development rights exclusively for Tennessee, North Carolina and Virginia, and expansion rights elsewhere in the United States, except for Colorado, Texas, and metropolitan Atlanta, Georgia. As a sub-franchiser, the Company pays royalty fees to the franchiser equal to 1% of revenues for each Bennett's restaurant owned or sub-franchised by the Company.

     In 1994, management redesigned the Bennett's Bar-B-Que concept into Bennett's Smokehouse & Saloon, a Texas roadhouse theme concept merging steaks and barbecue in a 186-seat casual dinner house. This concept represents the Company's entry into the rapidly expanding casual dining market. At February 23, 1996, the Company had four franchised Bennett's restaurants located in Tennessee (2) and South Carolina (2). The two South Carolina franchises incorporate the Bennett's Smokehouse & Saloon concept and are operated through joint ventures in which the Company owns 50%.

     One new South Carolina franchise was opened during fiscal 1996. Although management feels that the Bennett's Smokehouse and Saloon concept can be a promising vehicle for future franchise growth, current year growth failed to meet management's original expectations due to declining profitability in certain existing locations. Therefore, management has concentrated its focus during fiscal 1996 on improving sales and profitability of existing restaurants. Management intends to increase its franchising efforts once these issues have been fully addressed, and expects the opening of approximately two franchise units during fiscal 1997.


RESTAURANT FRANCHISING - OTHER.   WSMP has created the "Mom 'n' Pop's Buffet and
Bakery" restaurant concept, to fit existing Western Steer buildings in areas in which competition has grown, or in which past performance necessitates other market approaches. This restaurant concept consists of food bars from which customers make selections. At fiscal year end, there were only two franchised units under this concept, both located in Georgia. At the present time, the Company does not consider these restaurants or their franchising as being significant to its overall operations.


RESTAURANT FRANCHISING - FRANCHISE AGREEMENTS. The Company utilizes standard franchise agreements for its Western Steer; Western Steer-Steak, Bakery & Buffet; Prime Sirloin; Prime Sirloin-Bakery, Buffet & Steaks and Bennett's Smokehouse & Saloon restaurants. The terms of the franchise agreements are dependent upon when the agreement was executed.

Generally, franchise agreements executed prior to 1990 are for a period of 20 years, renewable for a period of 20 years, whereas those executed after this date are based on 10 year terms. The initial franchise fee is $25,000. In addition, royalty fees of 3% of the franchised restaurant's gross sales throughout the term of the agreement are also payable to the Company. Franchise agreements executed after 1981 require the franchisee to pay the Company an advertising fee of 2% of each franchised restaurant's gross sales. Although the Company reserves the right to collect this total fee, it is currently requiring payment at a rate of .25% of gross sales. All agreements provide for an exclusive territory and for in-term and post-term non-competition agreements.

     No single franchisee or group of franchisees under common control provides revenues equal to 10% or more of the Company's consolidated revenues.



RESTAURANT OPERATIONS.
- ----------------------

WESTERN STEER, PRIME SIRLOIN, AND BENNETT'S RESTAURANTS. The Company and certain consolidated subsidiaries own and operate 12 Western Steer - Steaks, Buffet & Bakery restaurants. These restaurants are located in North Carolina
(7), Georgia (1), Maryland (2), Florida (1), and Tennessee (1). In addition, the Company and certain consolidated subsidiaries own and operate five Prime Sirloin - Buffet, Bakery & Steaks restaurants in North Carolina (4) and South Carolina(1). One Bennett's Smokehouse & Saloon restaurant is owned by the Company and is located in North Carolina.

     The Company does not intend to build or acquire any additional wholly-owned Western Steer, Prime Sirloin, or Bennett's restaurants during fiscal 1997. Expansion of these concepts is planned to be accomplished through franchising activities.


OTHER RESTAURANTS. The Company owns one Mom 'n' Pop's Buffet & Bakery restaurant in Florida. One other restaurant in Morganton, North Carolina is operated in a different format. The Company does not consider these restaurants, in total, significant to its overall operation.

     At the beginning of fiscal 1996, the Company owned 50% interests in three "Sagebrush Steakhouse & Saloon" restaurants in North Carolina, South Carolina and Tennessee, with Charles F. Connor, Jr., a major shareholder of the Company. However, during fiscal 1996, the Company exchanged its shares of ownership in these restaurants for shares in Sagebrush, Inc. as part of that corporation's initial public offering of stock. See note 16 on page 22 of the Company's Annual Report to Shareholders for the fiscal year ended February 23, 1996.

     The Company considers its restaurant segment to be somewhat seasonal in nature, with stronger sales during the Christmas season and during Spring, and weaker sales during the mid-summer and late winter months.



OPENINGS AND CLOSINGS. The following is a summary of all Company-owned restaurants opened and closed during the previous three years:

                                 Fiscal  Fiscal  Fiscal
                                  1994    1995    1996
                                 ------  ------  ------
Western Steer restaurants
  Opened                            0       0
  Closed                            3       3       3
Total at year end                  18      15      12

Prime Sirloin restaurants
  Opened                            0       1       1
  Closed                            1       0       1
Total at year end                   4       5       5

Bennett's Bar-B-Que restaurants
  Opened                            0       0
  Closed                            1       0
Total at year end                   1       1       1

Other restaurants
  Opened                            0       0
  Closed                            0       1
Total at year end                   3       2       2

Total restaurants
(at year end)                      26      23      20


RESTAURANT MEAL PRICES. The average meal price for Company-owned Western Steer restaurants is $ 5.84 and the average meal price for Company-owned Prime Sirloin restaurants is $ 6.21. Meal prices vary depending on geographic location, degree of renovation, and whether the restaurant is Company-owned or franchised.


SUPPLIERS. The Company has established a purchase program with Institutional Food House, Inc. ("IFH") of Hickory, North Carolina. This program allows Company-owned restaurants and franchisees to obtain substantially all staple items on a regular basis from one purchasing source and promotes the consistency and high quality of goods delivered to its restaurants and participating franchisees. Any purchase program is voluntary for franchisees, and franchisees are free to buy their food from IFH or elsewhere as long as it meets the Company's specifications. The Company does not feel that the loss of the IFH agreement would have a material adverse effect on the Company.



FOOD PROCESSING.
- ----------------

MOM 'N' POP'S COUNTRY HAM. The Company produces, through its Smokehouse division, sugar-cured hams and ham products for the retail and institutional markets. In the Company's modern curing facilities in Claremont, North Carolina, the atmospheric conditions of traditional air curing of pork hams are simulated, resulting in a curing process that fully cures raw hams in a period of approximately 70 days. The Company cured over 10,700,000 pounds of ham during fiscal 1996 in its 55,000 square foot facility.

     The Company produces whole cured hams, packaged cured ham slices, pre-portioned ham for portion control customers, and various "side meat" products.
A portion of ham production is sold directly or through distributors to retail supermarkets under the "Mom 'n' Pop's" brand name, primarily in North Carolina, South Carolina, Virginia, Tennessee, Alabama and Georgia. The remainder of production is sold to institutional food distributors. One supermarket customer accounted for 20.6% of cured ham sales during fiscal 1996. The Company is confident, based upon historical customer demand, that numerous other outlets exist for these products.

     Raw hams are available from numerous sources, although the Company relies mainly upon two suppliers for most of its hams. Loss of one or both of these suppliers would not have a material adverse effect upon the Company.

     Sales for the Company's Smokehouse division are seasonal in nature, with sales volume increases occurring around Thanksgiving, Christmas and Easter. The Company mitigates the seasonality of its sales by continuing to buy hams in non-peak periods and storing them until peak seasons.


MOM 'N' POP'S BAKERY PRODUCTS. The Company produces through its Mom `n' Pop's Bakery division, a variety of biscuits, yeast rolls and other flour-based products. The Company's biscuits are processed both plain and as sandwiches filled with items such as sausage, cheese, eggs and country ham. These frozen products are directly marketed under the "Mom `n' Pop's" brand name to institutional buyers, vending companies, delicatessens and supermarkets and are also packed for several of the Company's customers under private labels. The Company's yeast rolls are used primarily in frozen microwavable sandwiches. The Company packs microwavable hamburger, cheeseburger, chicken, barbecue and other sandwiches using its own fresh baked yeast rolls for two customers under custom manufacturing agreements. In addition, similar sandwiches are produced under the "Mom `n' Pop's" brand name and marketed directly to supermarkets, vending companies and institutional buyers. The Company has also developed several pre-mixed baking products for sale to institutional customers. These pre-mixed products include items such as cookie dough, biscuit and roll dough, dumplings and pizza crust, most of which are prepared simply with the addition of water.

     During fiscal 1994, the Company completed a plant upfitting and expansion for the Bakery division, which cost approximately $8,000,000. The expansion was financed partially through a $4,000,000 Industrial Revenue Bond Offering. This project resulted in a 60% increase in the Company's capability to produce bakery products.

     The ingredients used in this division's products and mixes are purchased primarily from five vendors but alternative sources are available. Three customers accounted for approximately 85.6% of sales during fiscal 1996. One of these customers, Hudson Foods, Inc., accounted for approximately 76.5% of bakery sales, and the Company has entered into a contractual arrangement to supply that company's requirements for those products. The Company believes that a loss of this customer would have an adverse short-term effect on the Company; however, the long-term impact would be minimal due to the demand for the Company's food products from other customers and potential customers.

     Although the Company does not consider its Bakery division to be seasonal, its somewhat slower sales periods typically occur in the mid-summer months.


REVENUES. Revenues for the two divisions that make up the Food Processing segment of the Company's business, for the past three fiscal years, are as follows:


     FISCAL YEAR ENDED  BAKERY DIVISION    HAM CURING DIVISION
     -----------------  ---------------    -------------------

          1996            $38,600,000           $12,300,000
          1995            $49,600,000           $12,800,000
          1994            $27,100,000           $11,900,000



EMPLOYEES.
- ----------

     The Company employed 1559 persons (1050 full time and 509 part time) in its operations at February 23, 1996. These included 67 administrative and accounting personnel, 509 Bakery and Smokehouse employees, and 983 restaurant workers. The Company offers its employees various benefits, including major medical coverage, and participation in its cafeteria plan, its profit-sharing retirement plan, and its employee stock purchase plan.

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


MARKETING AND ADVERTISING.
- --------------------------

     The Company relies upon advertising to help promote its Western Steer, Prime Sirloin, and Bennett's restaurants. Local advertising has been the responsibility of individual restaurant operators. The Company and its Western Steer, Prime Sirloin, and Bennett's franchisees have advertised their restaurants primarily in newspapers and billboards and with point-of-sale materials.

     Most Western Steer franchisees, through franchise agreements or supplementary agreements, are obligated to pay the Company an advertising fee of two percent of the gross sales of each franchised restaurant. This fee is intended to provide funds for future national, regional and local advertising of Western Steer restaurants.

     The Company actively markets its ham and bakery products to large grocery distributors, institutional food brokers and in some cases, directly to grocery chains. The Company utilizes a combination of direct employees and food brokers to market these products. The Company's President is also actively involved with marketing to the largest food manufacturing customers.

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


REGULATION.
- -----------

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


EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------------------------------------

     Officers are elected annually by the Company's Board of Directors and serve indefinitely at the pleasure of the Board. The following table sets forth certain information with respect to the executive officers of the Company at May 10, 1996:




                                                                       Executive
                                                                        Officer
Name                       Position                               Age    Since
- -----                      -----------                           ----- ---------

James C. Richardson, Jr.   President & Chief Executive Officer     47     1988

Richard F. Howard          Chairman of the Board, & Secretary      46     1988

Bobby G. Holman            Treasurer, Chief Financial Officer      60     1994
                           & Assistant Secretary

James M. Templeton         Senior Vice President, Real Estate      59     1988
                           and Franchising, & Assistant Secretary

Ronnie L. Digh             Vice President, Bakery Operations       52     1981

Gregory A. Edgell          Vice President, Strategic Planning      49     1994

Larry D. Hefner            Vice President, Procurement             46     1991

Matthew V. Hollifield      Vice President of Accounting,           29     1995
                           Chief Accounting Officer &
                           Assistant Secretary

Fred H. Keller             Vice President, Ham Curing Operations   68     1981

Ken L. Moser               Vice President, Franchising             52     1984

Dwight A. Sherrill         Vice President, Real Estate             47     1994

James W. Berry             Controller and Assistant Treasurer      53     1981

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

     The Company also owns various parcels of undeveloped property in North Carolina for future development or sale, and two vacant restaurant buildings in Florida and Georgia. In addition, the Company owns eight properties which were previously operated as restaurants and are now leased to others in North Carolina (3), South Carolina (1), Florida (2) and Tennessee (2).

     Of the 20 restaurants owned by the Company and its wholly owned subsidiaries as of February 23, 1996, 12 are located on property owned by the Company or its subsidiaries in North Carolina(8), Florida(2) and Maryland(2). Other restaurants operated by the Company or its subsidiaries are held under long-term leases.

     Substantially all of the Company's restaurant properties, as well as the Company's corporate headquarters, ham curing facility and bakery facility are pledged as collateral under long-term debt obligations. Information as to the Company's long-term debt is contained on page 16 of the Company's Annual Report to Shareholders for the fiscal year ended February 23, 1996, under the caption "Long-Term Debt," and is incorporated herein by reference.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     Information on the market for the Company's common stock, the range of market prices for and the dividends declared on common stock for each of the last two fiscal years, and the number of record holders of common stock are contained under the caption "Market Information" on page 28 of the Company's Annual Report to Shareholders for the fiscal year ended February 23,1996, and is incorporated herein by reference.

     Information on restrictions that currently limit the Company's ability to pay cash dividends is contained on page 16 of the Company's Annual Report to Shareholders for the fiscal year ended February 23, 1996, under the caption "Long-Term Debt", and is incorporated herein by reference.



ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data for each of the five fiscal years in the period ended February 23, 1996, is contained under the caption "Selected Financial Data" on page 27 of the Company's Annual Report to Shareholders for the fiscal year ended February 23, 1996, and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The Company's discussion and analysis of financial condition and the results of operations appears under the caption "Management's Discussion", on pages 4 through 7 of the Company's Annual Report to Shareholders for the fiscal year ended February 23, 1996, and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     An index to the financial statements and supplementary data contained in the Company's Annual Report to Shareholders for the fiscal year ended February 23, 1996, which is incorporated herein by reference is contained on page F-1 of this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, age and background information for each of the Company's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

     The name, age and background information for each of the Company's executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information on remuneration of the Company's officers and directors is contained in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information on security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information on certain relationships and related transactions involving the Company and its management is contained in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Certain Transactions", and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON  FORM 8-K.

   (a) 1. FINANCIAL STATEMENTS
          See Index to Financial Information
     2.   FINANCIAL STATEMENT SCHEDULES
          See Index to Financial Information
     3.   EXHIBITS
          See Index to Exhibits

   (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended February 23, 1996.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, WSMP, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated May 22, 1996
                         WSMP, INC.



                         By:  James C. Richardson, Jr.
                            --------------------------
                                     President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of WSMP, Inc., and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                   DATE
- ---------                   -----                                   ----

   Richard F. Howard
- -------------------------     Chairman of the Board,              May 22, 1996
  (Richard F. Howard)          Secretary

 James C. Richardson, Jr.
- -------------------------     President and Director              May 22, 1996
(James C. Richardson, Jr.)    (Principal Executive Officer)

    Bobby G. Holman
- -------------------------     Treasurer and Director              May 22, 1996
   (Bobby G. Holman)          (Principal Financial Officer)

  Matthew V. Hollifield
- -------------------------    Vice President, Accounting           May 22, 1996
 (Matthew V. Hollifield)      (Principal Accounting Officer)

   James M. Templeton
- -------------------------     Vice President, Real Estate,        May 22, 1996
  (James M. Templeton)         and Director

     Lewis C. Lanier
- -------------------------     Director                            May 22, 1996
    (Lewis C. Lanier)

 William R. McDonald, III
- -------------------------     Director                            May 22, 1996
(William R. McDonald, III)

  Richard F. Hendrickson
- -------------------------     Director                            May 22, 1996
 (Richard F. Hendrickson)

   E. Edwin Bradford
- -------------------------     Director                            May 22, 1996
  (E. Edwin Bradford)















                                   WSMP, INC.


                                AND SUBSIDIARIES



                       -----------------------------------



                       FINANCIAL INFORMATION FOR INCLUSION

                          IN ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED FEBRUARY 23, 1996











                           WSMP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION
                              ITEM 14 (A) (1) - (2)

                                                   REFERENCE
                                                ---------------
                                                 ANNUAL REPORT
                                                TO SHAREHOLDERS
                                                ---------------

DATA INCORPORATED BY REFERENCE FROM
 ATTACHED ANNUAL REPORT TO SHAREHOLDERS
 FOR THE FISCAL YEAR ENDED FEBRUARY 23, 1996
  Consolidated balance sheets at February
    23, 1996 and February 24, 1995 ............        8
  Consolidated statements of operations for
    the fiscal years ended February 23,
    1996, February 24, 1995, and
    February 25, 1994..........................        9
  Consolidated statements of shareholders'
    equity for the fiscal years ended February
    23, 1996, February 24, 1995, and February
    25, 1994...................................       10
  Consolidated statements of cash flows
    for the fiscal years ended February 23,
    1996, February 24, 1995, and February
    25, 1994...................................       11
  Notes to consolidated financial
    statements.................................      12-24
  Independent auditors' report.................       25

     All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the above-listed financial statements or the notes thereto.

     The consolidated financial statements listed in the above index which are included in the Annual Report to Shareholders for the fiscal year ended February 23, 1996, are hereby incorporated by reference. With the exception of the pages listed in the above index and the items incorporated by reference in Items 1, 2, 5, 6 and 7 in this Report, the Annual Report to Shareholders for the fiscal year ended February 23, 1996, is not to be deemed filed as part of this Report.






                                   WSMP, INC.

                                AND SUBSIDIARIES


                      ----------------------------------



                                    EXHIBITS

                         FOR INCLUSION IN ANNUAL REPORT

                                  ON FORM 10-K

                       FISCAL YEAR ENDED FEBRUARY 23, 1996










                                    EXHIBITS
                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                 YEAR ENDED FEBRUARY 23, 1996 INDEX TO EXHIBITS
                                 ITEM 14 (a) (3)


                                                                     Sequential
Exhibit                                                             Page Number
- -------                                                             -----------


 3(a)  Restated Charter of the Registrant, dated October
       19, 1988, which is incorporated herein by reference
       to Exhibit 3(a) to the Registrant's Annual Report
       on Form 10-K for the year ended February 24, 1989.                 *

 3(b)  Statement of Change of Registered Office and Registered            *
       Agent dated January 6, 1995 and filed with the Secretary of State of the State of North Carolina on February 14, 1995.

 3(c)  By-Laws of the Registrant as amended to September                  *
       1990, which are incorporated herein by reference to
       Exhibit 3(b) to the Registrant's Annual Report on
       Form 10-K for the year ended February 22, 1991.

 4(a)  Note Agreement for Registrant's $20,000,000 9.17%                  *
       Senior Notes due 2002, incorporated by reference to Exhibit 4 to the Registrant's Annual Report on
       Form 10-K for the year ended February 27, 1989.
       Amendment No. 1 to Note Agreement dated February 12,
       1992, incorporated by reference to the Registrant's Annual
       Report on Form 10-K for the year ended February 28, 1992.

 4(b)  Amendment No. 2 to Note Agreement dated February 12, 1992.      Included

10(a)  Management Services Agreement dated March 31, 1996, between     Included
       the Registrant and RSH Management, Inc.

10(b)  Registrant's Special Stock Option Plan, dated January              *
       26, 1988, which is incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended February 26, 1988.
       Amendment to Special Stock Option Plan, dated March 9,
       1989, which is incorporated herein by reference to
       Exhibit 10 (e) (2) to the Registrant's Annual Report on Form 10-K for the year ended February 24, 1989.

 11  Computation of per share earnings.                                Included

 13  WSMP, Inc.'s Annual Report to Shareholders for the year ended
     February 23, 1996.                                                Included

 21  Subsidiaries of WSMP, Inc.                                        Included

 23  Consent of Independent Auditors                                   Included

 27  Financial Data Schedule                                           Included

- ---------------------------------------
*    Incorporated by reference.

     The Registrant hereby agrees to provide to the Commission upon request copies of long-term debt instruments omitted pursuant to Item 601 (b) (4) (iii)
(A) of Regulation S-K.