Form 10-Q
period 1996-05-17
WSMP INC
filed 1996-06-26
CIK 67494

File No. 0-7277
  =============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549



               --------------------------------------------------

                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL QUARTER ENDED MAY 17, 1996


               --------------------------------------------------




                                   WSMP, INC.
                         Incorporated in North Carolina




CLAREMONT, NORTH CAROLINA 28610                      56-0945643
(704) 459 - 7626                         (I.R.S. Employer Identification No.)




               --------------------------------------------------





WSMP, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The number of shares of WSMP, Inc. Common Stock outstanding as of June 20, 1996 was 2,760,338.







                           WSMP, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:
                              -------------------------------------------------
                                                                       Page No.
                                                                       --------
Item 1. Financial Statements
 Consolidated Condensed Balance Sheets -
 May 17, 1996 and February 23, 1996...............................       1-2

 Consolidated Condensed Statements of
 Operations and Retained Earnings -
 Quarters Ended May 17, 1996 and
 May 19, 1995.....................................................         3

 Consolidated Condensed Statements of Cash
 Flows - Quarters Ended May 17, 1996 and
 May 19, 1995.....................................................         4

 Notes to Consolidated Condensed Financial
 Statements.......................................................       5-6

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of
 Operations.......................................................       7-8


Part II.  Other Information:
                            ---------------------------------------------------

 Item 6.  Exhibits and Reports on Form 8-K........................         9

 Signatures.......................................................         9

 Index to Exhibits................................................        10

 Exhibit 11 - Computation of Earnings per
  Common and Common Equivalent Share..............................        11





                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

                      Consolidated Condensed Balance Sheets

                                                (Unaudited)
                                                  May 17,          February 23,
                                                   1996                1996
                                                ----------         ------------
ASSETS
Current assets:
 Cash and cash equivalents                    $    959,503        $     430,311
 Marketable equity securities                      151,816              148,997
 Accounts receivable and current
  portion of notes receivable, net:
   Trade and other                               3,791,321            3,981,563
   Related party                                 1,193,224            1,257,280
Inventories                                      5,653,261            5,553,641
Income taxes refundable                            204,464              369,728
Prepaid expenses and other                         107,166              116,400
Deferred income taxes                              511,264              518,490
                                              ------------        -------------
   Total current assets                         12,572,019           12,376,410
                                              ------------        -------------
Property, plant and equipment, net              25,000,335           25,288,033
                                              ------------        -------------
Other assets:
 Properties held for sale                        1,569,752            1,569,752
 Excess of cost over fair value of net
  assets of businesses acquired, net               654,444              662,321
 Noncurrent notes receivable                       183,860              204,941
 Noncurrent related party notes receivable         328,837              515,944
 Investment in affiliates                          347,533              381,533
 Investment in restricted equity securities        242,050              242,050
 Other                                             415,783              393,390
                                              ------------        -------------
   Total other assets                            3,742,259            3,969,931
                                              ------------        -------------
   Total assets                               $ 41,314,613        $  41,634,374
                                              ============        =============



See accompanying notes to unaudited consolidated condensed financial statements.







WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------



                                                     (Unaudited)
                                                      May 17,      February 23,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1996           1996
- ------------------------------------                -----------    -----------
Current Liabilities:
 Notes payable                                     $  4,000,000   $  4,000,000
 Current installments of long-term debt               2,644,802      2,030,953
 Trade accounts payable                               2,672,471      2,810,229
 Income taxes payable                                     3,366         10,651
 Other accrued liabilities                            2,585,514      2,540,221
                                                   ------------   ------------
   Total current liabilities                         11,906,153     11,392,054

Deferred income                                           5,000          5,000
Deferred income taxes                                   909,449        903,639
Long-term debt, excluding current installments       11,801,531     12,890,060
                                                   ------------   ------------
   Total liabilities                                 24,622,133     25,190,753
                                                   ------------   ------------
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock - par value $.10, authorized
  2,500,000 share; no shares issued
 Common stock - par value $1, authorized
  10,000,000 shares; issued 2,760,338 shares
  at May 17, 1996 and at February 23, 1996            2,760,338      2,760,338
 Capital in excess of par value                       6,579,347      6,579,347
 Unrealized gain on securities available for
  sale, net of deferred income taxes of
  $(3,740) at May 17, 1996 and $(3,164) at
  February 23, 1996                                       6,238          5,278
 Retained earnings                                    7,346,557      7,098,658
                                                   ------------   ------------
   Total shareholders' equity                        16,692,480     16,443,621
                                                   ------------   ------------
   Total liabilities and shareholders' equity      $ 41,314,613   $ 41,634,374
                                                   ============   ============


See accompanying notes to unaudited consolidated condensed financial statements.


WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

      Consolidated Condensed Statements of Operations and Retained Earnings

                  Quarters Ended May 17, 1996 and May 19, 1995
                                   (Unaudited)

                                                  1996               1995
Operating revenues:                          -------------      -------------
 Food sales                                  $  19,729,205      $  17,600,790
 Franchise, royalty and other fees
  (includes related party transactions
  totaling $227,205 in 1996 and $270,982
  in 1995)                                         650,150            711,769
                                             -------------      -------------
   Total operating revenues                     20,379,355         18,312,559
                                             -------------      -------------
Costs and expenses:
 Cost of goods sold (includes related
  party transactions totaling $128,247
  in 1996 and $103,290 in 1995)                 14,591,298         12,452,960
 Operating expenses (includes related
  party transactions totaling $168,363
  in 1996 and $223,804 in 1995)                  2,766,165          3,070,682
 Selling, general and administrative
  expenses (includes related party
  transactions totaling $480,038 in 1996
  and $505,041 in 1995)                          1,660,766          1,777,241
 Depreciation and amortization                     589,473            624,228
                                             -------------      -------------
   Total costs and expenses                     19,607,702         17,925,111
                                             -------------      -------------
   Operating income                                771,653            387,448
                                             -------------      -------------
Other income (expense):
 Other income (including interest)
  (includes related party transactions
  totaling $16,187 in 1996 and $49,810
  in 1995)                                         230,171            239,910
 Net gain (loss) on dispositions and
  write-downs of assets                              4,639               (460)
 Equity in earnings (loss) of affiliates           (34,000)            17,000
 Interest expense                                 (417,323)          (485,289)
 Other expense (includes related party
  transactions totaling $15,933 in 1996
  and $24,182 in 1995)                            (148,082)          (147,508)
                                             --------------     --------------
 Net other expense                                (364,595)          (376,347)
                                             --------------     --------------
 Earnings before income taxes and
  cumulative effect of a change in
  accounting principle                             407,058             11,101

Provision for income taxes                         159,159              3,442
                                             -------------      -------------
 Net earnings                                $     247,899      $       7,659
                                             =============      =============
 Retained earnings:
 Balance at beginning of period              $   7,098,658      $   8,593,647
 Net earnings                                      247,899              7,659
                                             -------------      -------------
 Balance at end of period                    $   7,346,557      $   8,601,306
                                             =============      =============
Net earnings per common and common
 equivalent share                            $         .08      $         .00
                                             =============      =============


See accompanying notes to unaudited consolidated condensed financial statements.





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

                 Consolidated Condensed Statements of Cash Flows

                  Quarters Ended May 17, 1996 and May 19, 1995
                                   (Unaudited)
                                                        1996           1995
                                                    ------------    -----------
Cash flows from operating activities:
 Net earnings                                       $   247,899    $     7,659
                                                    ------------   ------------
 Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                          589,542        624,228
 Depreciation of properties leased to others             64,577         56,735
 Provision for losses on receivables                     69,000         40,107
 Net (gain)loss on disposition of assets                 (4,639)           460
 Other non-cash adjustments to earnings                  24,142        (24,778)
 Changes in operating assets and liabilities
  (net of effects from purchase of restaurant
  companies providing (using) cash:
  Receivables                                          (119,090)       738,160
  Inventories                                           (99,620)       162,361
  Income taxes refundable, prepaid expenses
   and other                                            174,499        (29,069)
  Trade accounts payable and other accrued
   liabilities                                          (99,751)    (1,183,048)
                                                    ------------   ------------
 Total adjustments                                      598,660        385,156
                                                    ------------   ------------
  Net cash provided by operating activities             846,559        392,815
                                                    ------------   ------------
Cash flows from investing activities:
 Increase in marketable equity securities                (1,283)        (1,220)
 Proceeds from sales of assets to others                132,103        347,214
 Decrease in related party notes receivables            193,885        214,307
 Decrease in other notes receivable                     195,388        256,282
 Deposits, net of refunds                                (1,414)       (25,117)
 Capital expenditures to related parties                (33,399)       (95,199)
 Capital expenditures - others                         (327,967)      (130,606)
 Other investing activities                                           (282,522)
                                                    ------------   ------------
  Net cash provided by investing activities             157,313        283,139
                                                    ------------   ------------
Cash flows from financing activities:
 Principal payments on long-term debt                  (474,680)    (1,411,077)
 Net proceeds under short-term borrowing
  agreements                                                         1,000,000
 Proceeds from exercise of stock options                               145,000
                                                    ------------   ------------
  Net cash used in financing activities                (474,680)      (266,077)
                                                    ------------   ------------
 Net increase in cash and cash equivalents              529,192        409,877
 Cash and cash equivalents at beginning of
  period                                                430,311        940,120
                                                    ------------   ------------
 Cash and cash equivalents at end of period         $   959,503    $ 1,349,997
                                                    ============   ============


See accompanying notes to unaudited consolidated condensed financial statements.





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 17, 1996 and February 23, 1996 and the results of operations and the cash flows for the fiscal quarters ended May 17, 1996 and May 19, 1995.

2.The results of operations for the fiscal quarters ended May 17, 1996 and May
  19, 1995 are not necessarily indicative of the results to be expected for the full year.

3.Financial statements for fiscal 1996 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1997.

4.Earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal quarter. Common equivalent shares relate to outstanding stock options. The weighted average number of shares used in the calculations are 2,936,769 and 2,903,484 for the three months ended in 1996 and 1995, respectively.

5.The Company reports the results of its operations using a 52-53 week basis.
  In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.

6.A summary of inventories entering into cost of goods sold is:

                                       May 17,       February 23,       May 19,      February 24,
                                        1996            1996             1995           1995
                                   ------------     -------------   ------------    -------------
Hams in curing process             $  1,933,953     $  1,326,420    $  1,894,799    $  1,748,375
Other food (includes cured hams)      2,248,629        2,818,418       2,080,525       2,104,940
Supplies                              1,470,679        1,408,803         988,650       1,273,020
                                   ------------     -------------   ------------    ------------
Totals                             $  5,653,261     $  5,553,641    $  4,963,974    $  5,126,335
                                   ============     =============   ============    ============


7.The Company has certain debt obligations that contain restrictive covenants including a restriction on payment of cash dividends. The Company was either in compliance with these covenants at May 17, 1996, or had received waivers for noncompliance. There were no consolidated retained earnings available for payment of dividends as of May 17, 1996.

8.The Company has guaranteed a loan obligation of one of its franchisees in an amount not to exceed $322,000. The loan is secured by certain restaurant equipment purchased by the franchisee.

  Effective December 1, 1993, the Company entered into a three year endorsement with Richard Childress Racing Enterprises, Inc. and Dale Earnhardt, Inc. The agreement calls for total payments of $1,200,000 over the three year period. As of May 17, 1996, remaining payments under this agreement are $400,000.


9.Supplemental cash flow disclosures - cash paid during the period for:

                                     Quarters Ended
                            ----------------------------------
                            May 17, 1996          May 19, 1995
                            ------------          ------------
 Interest                    $  411,295            $  465,757
                            ============          ============
 Income taxes                $   11,000            $   45,000
                            ============          ============

Accounts receivable from certain franchisees totaling $53,595 and $22,488 in fiscal 1997 and 1996, respectively, were converted to notes receivable.

The Company received notes receivable totaling $6,392 from the sale of property, plant and equipment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to operating revenue of the Company and (ii) the percentage change of such items as compared to the indicated prior period:

                                                Relationship to             Period-to-Period
                                                Total Revenue             Increase (Decrease)
                                                Quarters Ended              Quarters Ended
                                          ----------------------------    -------------------
                                          May 17, 1996    May 19, 1995          1996-95
                                          ------------    ------------          -------
Restaurant food sales                         30.0            35.9               (7.0)
Manufacturing sales                           66.8            60.3               23.5
Franchise, royalty and other fees              3.2             3.8               (8.7)
                                            ------          ------
  Total operating revenue                    100.0           100.0               11.3

Cost of goods sold                            71.6            68.0               17.2
Operating expenses                            13.6            16.8               (9.9)
Selling, general and administrative
 expenses                                      8.1             9.7               (6.6)
Depreciation and amortization                  2.9             3.4               (5.6)
                                            -------         -------
  Total operating income                       3.8             2.1               99.2
  Net other income (expense)                  (1.8)           (2.0)
                                            -------         -------
  Earnings before income taxes                 2.0              .1             3566.9
  Provision for income taxes                    .8              .0             4524.0
                                            -------         -------
  Net earnings                                 1.2              .1             3136.7
                                            =======         =======            =======


The Company operates in three principal lines of business. Segment information is presented as follows:


                                                   Quarters Ended
                                         -----------------------------------
                                         May 17, 1996          May 19, 1995
                                        --------------        --------------
  Operating Revenues:
  ---------------------------
    Food processing                     $  13,623,561         $  11,034,235
    Restaurant operations                   6,105,644             6,566,555
    Restaurant franchising                    650,150               711,769
                                        --------------        --------------
     Total operating revenues           $  20,379,355         $  18,312,559
                                        ==============        ==============

  Operating Profits
  ---------------------------
    Food processing                     $     613,024         $     388,417
    Restaurant operations                     701,500               518,891
    Restaurant franchising                    389,088               455,621
                                        --------------        --------------
                                            1,703,612             1,362,929
    Corporate expenses                       (931,959)             (975,481)
    Other Income                               52,728               108,942
    Interest expense                         (417,323)             (485,289)
                                        --------------        --------------
    Earnings before income taxes        $     407,058         $      11,101
                                        ==============        ==============




RESULTS OF OPERATIONS:
- ----------------------
Consolidated food sales revenue increased $2.1 million from $18,312,559 in the first quarter of fiscal 1996 to $20,379,355 in the first quarter of fiscal 1997. This positive change is the result of an increase in revenues from the food processing segment totaling $2.6 million, offset by a decrease in revenues from restaurant operations. The increase in revenue in the food processing segment reflects improvements in sales in the bakery division. As previously discussed, the bakery division's sales during fiscal 1996 were negatively impacted due to its largest customer discontinuing a line of product previously purchased from the Company. Although actions to replace this business were put in place early in fiscal 1996, benefits from these actions were realized at a slower pace than originally expected, and significant improvements in bakery sales did not occur until late in the fourth quarter of fiscal 1996. Sales in the bakery division have continued to improve during fiscal 1997, with first quarter sales showing a $3.0 million increase over the corresponding period of fiscal 1996. This increase in sales from the food processing segment during the first quarter of fiscal 1997 is offset by a decrease in sales from restaurant operations totaling $461,000. A decrease in revenues totaling $552,000 occurred due to the closing of three stores since the beginning of fiscal 1996 and was offset by increases in same store sales totaling approximately $92,000.

Franchise, royalty and other fees in the first three months of fiscal 1997 experienced an 8.7% decrease over the comparable period in fiscal 1995. This is a partially the result of a net decline in the number of franchise units from seventy five at the beginning of fiscal 1996 to seventy at the end of the first quarter of fiscal 1997. A second factor contributing to this decline was an overall decline of approximately 6.1% in franchise unit same store sales during the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996.

Total operating income increased from $387,000 in the first quarter of fiscal 1996 to $772,000 in the first quarter of fiscal 1997. This increase is the result of increases in operating profits in the food processing and restaurant operations segments, as well as reductions in corporate expenses, offset by decreased profitability in the restaurant franchising segment. Total operating profits in the food processing segment increased approximately $225,000 during the first quarter of fiscal 1997 compared to the same period in fiscal 1996. This increase is directly attributed to the increase in food sales revenues described above which this segment has experienced. In addition, operating profits from restaurant operations increased $183,000 over the comparable prior year quarter despite an overall decline in operating revenue from this division. This increase in profitability is attributed to the closing of several poorly performing restaurants during fiscal 1996, as well as better management of costs and expenses in existing restaurants and an increase in same store sales during the first quarter of fiscal 1997. These increases in operating profits were partly offset by a $67,000 reduction in profitability in the restaurant franchising segment which was brought about by the decline in franchise, royalty and other fees discussed above.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company had total working capital of $666,000 at May 17, 1996, down from $984,000 at February 23, 1996. The main reason for this decrease is that as of February 23, 1996, the semi-annual senior note principal payment due April 1, 1996 had been prepaid from the proceeds received on the sale of certain assets as required by the amended terms of the notes. Therefore, current liabilities as of February 23, 1996 includes only one of the $769,230 semi-annual senior note payments. However, as of May 17, 1996 two of the semi-annual payments are reflected in current liabilities. The effect of this is partially offset by working capital generated during the first quarter through profitable operations. In addition, management anticipates additional improvement in the working capital position of the Company during the coming quarter as the Company continues its return to profitability.

Total cash and cash equivalents increased $529,000 during the three month period ended May 17, 1996. This increase was driven by profitable operations during the first quarter which generated cash totaling $847,000. In addition, collections on notes receivable and proceeds from sales of assets generated $389,000 and $132,000, respectively. Offsetting these inflows of cash were repayments of long-term debt and capital expenditures which totaled $475,000 and $361,000, respectively during the first quarter.


                           PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
- -------------------------------------------

    (a) Exhibits

     See Index to Exhibits                                       Page 10

    (b) Reports on Form 8-K:

    There were no reports filed on Form 8-K for the quarter ended May 17, 1996.


                                  SIGNATURES
                                  ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WSMP, INC.
                                   ----------





Date:   6-26-96         By:   James C. Richardson, Jr.
     -------------          ----------------------------
                              James C. Richardson, Jr.
                          (President and Chief Executive Officer)







Date:   6-26-96         By:   Matthew V. Hollifield
     -------------          ----------------------------
                             Matthew V. Hollifield
                          (Vice President of Accounting and
                            Chief Accounting Officer)





                                INDEX TO EXHIBITS


    For inclusion in Quarterly Report on Form 10-Q Quarter Ended May 17, 1996



Exhibit No.                                                      Page No.
- -----------                                                      --------
   11                 Computation of Per Common and
                       Common Equivalent Share                      11