Form 10-Q
period 1996-08-09
WSMP INC
filed 1996-09-27
CIK 67494

File No. 0-7277
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549



               __________________________________________________

                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED AUGUST 9, 1996


               __________________________________________________




                                   WSMP, INC.
                         Incorporated in North Carolina




CLAREMONT, NORTH CAROLINA 28610                       56-0945643
(704) 459 - 7626                          (I.R.S. Employer Identification No.)




               __________________________________________________





WSMP, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The number of shares of WSMP, Inc. Common Stock outstanding as of September 23, 1996 was 2,760,338.



===============================================================================




                           WSMP, INC. AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information:
                              -------------------------------------------------

                                                                       Page No.


Item 1. Financial Statements
 Consolidated Condensed Balance Sheets -
 August 9, 1996 and February 23, 1996................................    1-2

 Consolidated Condensed Statements of
 Operations and Retained Earnings -
 Three Months Ended August 9, 1996
 and August 11, 1995 and Six Months Ended
 August 9, 1996 and August 11, 1995..................................    3-4

 Consolidated Condensed Statements of Cash
 Flows -  Six Months Ended August 9, 1996 and
 August 11, 1995.....................................................      5

 Notes to Consolidated Condensed Financial
 Statements..........................................................    6-7

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations....................   8-10


Part II.  Other Information:
                            ---------------------------------------------------

Item 4.  Submission of Matters of a Vote of Security Holders.........     11

Item 6.  Exhibits and Reports on Form 8-K............................     11

 Signatures..........................................................     12

 Index to Exhibits...................................................     13

 Exhibit 11 - Computation of Earnings (Loss) per
   Common and Common Equivalent Share................................     14





                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

                      Consolidated Condensed Balance Sheets

                                               (Unaudited)
                                                 August 9,       February 23,
ASSETS                                             1996              1996
- ------                                           ---------       ------------

Current assets:
 Cash and cash equivalents                     $   640,437        $   430,311
 Marketable equity securities                      149,184            148,997
 Accounts receivable and current
  portion of notes receivable, net:
   Trade and other                               4,031,750          3,981,563
   Related party                                 1,085,184          1,257,280
 Inventories                                     6,545,556          5,553,641
 Income taxes refundable                           147,387            369,728
 Prepaid expenses and other                        250,013            116,400
 Deferred income taxes                             550,698            518,490
                                               -----------        -----------
   Total current assets                         13,400,209         12,376,410
                                               -----------        -----------
Property, plant and equipment, net              25,626,061         25,288,033
                                               -----------        -----------
Other assets:
 Properties held for sale                        1,244,516          1,569,752
 Excess of cost over fair value of net
  assets of businesses acquired, net               646,567            662,321
 Noncurrent notes receivable                       200,549            204,941
 Noncurrent related party notes receivable         357,871            515,944
 Investment in affiliates                          297,033            381,533
 Investment in restricted equity securities        242,050            242,050
 Other                                             391,056            393,390
                                               -----------        -----------
   Total other assets                            3,379,642          3,969,931
                                               -----------        -----------
   Total assets                                $42,405,912        $41,634,374
                                               ===========        ===========

See accompanying notes to unaudited consolidated condensed financial statements.





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------


                                               (Unaudited)
                                                 August 9,       February 23,
LIABILITIES AND SHAREHOLDERS' EQUITY               1996              1996
                                                ----------       ------------
Current liabilities:
 Notes payable                                 $ 4,000,000        $ 4,000,000
 Current installments of long-term debt          2,597,693          2,030,953
 Trade accounts payable                          3,256,236          2,810,229
 Income taxes payable                                4,183             10,651
 Other accrued liabilities                       2,859,063          2,540,221
                                               -----------        -----------

  Total current liabilities                     12,717,175         11,392,054

 Deferred income                                     5,000              5,000
 Deferred income taxes                             884,526            903,639
 Long-term debt, excluding current
  installments                                  12,110,199         12,890,060
                                               -----------        -----------

  Total liabilities                             25,716,900         25,190,753
                                               -----------        -----------
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock - par value $.10,
  authorized 2,500,000 shares; no
  shares issued
 Common stock - par value $1, authorized
  10,000,000 shares; issued 2,760,338
  shares at August 9, 1996 and 2,760,338
  shares at February 23, 1996                    2,760,338          2,760,338
 Capital in excess of par value                  6,579,347          6,579,347
 Unrealized gain/(loss) on securities
  available for sale, net of deferred
  income taxes of $(2,421) at August 9, 1996
  and $(3,164) at February 23, 1996                  4,039              5,278
 Retained earnings                               7,345,288          7,098,658
                                               -----------        -----------
   Total shareholders' equity                   16,689,012         16,443,621
                                               -----------        -----------
   Total liabilities and shareholders'
    equity                                     $42,405,912        $41,634,374
                                               ===========        ===========





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

      Consolidated Condensed Statements of Operations and Retained Earnings

              Three Months Ended August 9, 1996 and August 11, 1995
                                   (Unaudited)


                                                       1996           1995
                                                       ----           ----
Operating revenues:
 Food sales                                       $ 18,735,866    $ 18,440,895
 Franchise, royalty and other fees (includes
 related party transactions totaling
 $216,288 in 1996 and $280,998 in 1995)                627,287         716,910
                                                  -------------   -------------
   Total operating revenues                         19,363,153      19,157,805
                                                  -------------   -------------

Costs and expenses:
 Cost of goods sold (includes related party
  transactions totaling $142,456 in 1996 and
  $100,826 in 1995)                                 13,895,959      13,574,086
 Operating expenses (includes related party
  transactions totaling $235,601 in 1996 and
  $158,824 in 1995)                                  2,845,243       3,085,970
 Selling, general and administrative expenses
  (includes related party transactions totaling
  $444,945 in 1996 and $645,602  in 1995)            1,736,137       1,912,567
 Depreciation and amortization                         594,362         635,106
                                                  -------------   -------------
   Total costs and expenses                         19,071,701      19,207,729
                                                  -------------   -------------
   Operating income (loss)                             291,452         (49,924)
                                                  -------------   -------------
Other income (expense):
 Other income (including interest) (includes
  related party transactions totaling $113,532
  in 1996 and $45,145 in 1995)                         411,320         166,751
 Net loss on dispositions and write-downs of
  assets                                                (4,489)        (51,046)
 Equity in loss if affiates                            (50,500)        (17,000)
 Interest expense                                     (416,304)       (455,772)
 Other expense (includes related party
  transactions totaling $14,623 in 1996 and
  $20,165 in 1995)                                    (234,227)       (234,603)
                                                  -------------   -------------
   Net other expense                                  (294,200)       (591,670)
                                                  -------------   -------------
   Loss before income tax benefit                       (2,748)       (641,594)

Provision for income tax benefit                        (1,479)       (277,706)
                                                  -------------   -------------
   Net loss                                       $     (1,269)   $   (363,888)
                                                  =============   =============
Retained earnings:
   Balance at beginning of period                 $  7,346,557    $  8,601,306
   Net loss                                             (1,269)       (363,888)
                                                  -------------   -------------
   Balance at end of period                       $  7,345,288    $  8,237,418
                                                  =============   =============
Net loss per common and common
 equivalent share                                 $       (.00)   $       (.13)
                                                  =============   =============


See accompanying notes to unaudited consolidated condensed financial statements.




WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

      Consolidated Condensed Statements of Operations and Retained Earnings

               Six Months Ended August 9, 1996 and August 11, 1995
                                   (Unaudited)

                                                      1996            1995
                                                      ----            ----
Operating revenues:
 Food sales                                       $ 38,465,071    $ 36,041,685
 Franchise, royalty and other fees
  (includes related party transactions
  totaling $443,493 in 1996 and $551,980
  in 1995)                                           1,277,437       1,428,679
                                                  -------------   -------------
   Total operating revenues                         39,742,508      37,470,364
                                                  -------------   -------------

Costs and expenses:
 Cost of goods sold (includes related
  party transactions totaling $270,703
  in 1996 and $204,116 in 1995)                     28,487,256      26,027,046
 Operating expenses (includes related
  party transactions totaling $403,964
  in 1996 and $382,628 in 1995)                      5,611,408       6,156,652
 Selling, general and administrative
  expenses (includes related party
  transactions totaling $924,983 in 1996
  and $1,150,643 in 1995)                            3,396,903       3,689,808
 Depreciation and amortization                       1,183,835       1,259,334
                                                  -------------   -------------
   Total costs and expenses                         38,679,402      37,132,840
                                                  -------------   -------------
   Operating income                                  1,063,106         337,524
                                                  -------------   -------------

Other income (expense):
 Other income (including interest)
  (includes related party transactions
  totaling $129,719 in 1996 and $94,955
  in 1995)                                             641,491         406,661
 Net gain (loss) on dispositions and
  write-downs of assets                                    150         (51,506)
 Equity in loss of affiliates                          (84,500)
 Interest expense                                     (833,627)       (941,061)
 Other expense (includes related party
  transactions totaling $30,556 in 1996
  and $41,347 in 1995)                                (382,309)       (382,111)
                                                  -------------   -------------
  Net other expense                                   (658,795)       (968,017)
                                                  -------------   -------------

  Earnings (loss) before income taxes
   and cumulative effect of a change in
   accounting principle                                404,311        (630,493)

Provision for income taxes (benefit)                   157,681        (274,264)
                                                  -------------   -------------
  Net earnings (loss)                             $    246,630    $   (356,229)
                                                  =============   =============
Retained earnings:
  Balance at beginning of period                  $  7,098,658    $  8,593,647
  Net earnings (loss)                                  246,630        (356,229)
                                                  -------------   -------------
  Balance at end of period                        $  7,345,288    $  8,237,418
                                                  =============   =============
Net earnings (loss) per common and common
 equivalent share                                 $        .08    $       (.13)
                                                  =============   =============

See accompanying notes to unaudited consolidated condensed financial statements.




WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------


                 Consolidated Condensed Statements of Cash Flows

               Six Months Ended August 9, 1996 and August 11, 1995
                                   (Unaudited)
                                                               1996              1995
                                                               ----              ----
Cash flows from operating activities:
Net earnings (loss)                                        $   246,630      $   (356,229)
                                                           ------------     -------------
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization                                1,183,835         1,232,913
Depreciation of properties leased to others                    130,488           139,386
Provision for losses on receivables                            143,206            21,107
Net (gain)/loss on disposition and writedowns
 of assets                                                        (150)           51,506
Other non-cash adjustments to earnings                          48,532            58,009
Changes in operating assets and liabilities
 (net of effects from purchase of restaurant
 companies) providing (using) cash:
   Receivables                                                (263,010)          118,748
   Inventories                                                (991,915)          377,871
   Income taxes refundable, prepaid expenses and other          88,728          (598,940)
   Trade accounts payable and other accrued liabilities        718,380          (705,380)
                                                           ------------     -------------

Total adjustments                                            1,058,094           695,220
                                                           ------------     -------------
 Net cash provided by operating activities                   1,304,724           338,991
                                                           ------------     -------------
Cash flows from investing activities:
   Increase in marketable equity securities                     (2,169)           (4,599)
   Proceeds from sales of assets                               202,211         1,377,775
   Decrease in related party notes receivables                 176,460           285,675
   Decrease in other notes receivable                          144,416           352,146
   Deposits, net of refunds                                    (14,670)         (169,829)
   Capital expenditures to related parties                    (126,155)         (159,822)
   Capital expenditures-others                                (733,875)         (344,739)
   Other investing activities                                                   (383,972)
                                                           ------------     -------------
   Net cash provided by investing activities                  (353,782)          952,635
                                                           ------------     -------------

Cash flows from financing activities:
 Principal payments on long-term debt                         (740,816)       (1,853,797)
 Net proceeds under short-term borrowing agreements                            1,000,000
 Proceeds from exercise of stock options                                         145,000
                                                           ------------     -------------

 Net cash used in financing activities                        (740,816)         (708,797)
                                                           ------------     -------------
Net increase in cash and cash equivalents                      210,126           582,829
Cash and cash equivalents at beginning of period               430,311           940,120
                                                           ------------     -------------
Cash and cash equivalents at end of period                 $   640,437      $  1,522,949
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





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 9, 1996 and February 23, 1996 and the results of operations for the fiscal quarters and six months ended August 9, 1996 and August 11, 1995 and the cash flows for the six months ended August 9, 1996 and August 11,1995.

2. The results of operations for the fiscal quarters and six months ended August 9, 1996 and August 11, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Financial statements for fiscal 1996 periods have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1997.

4. Earnings (loss) per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal period. Common equivalent shares relate to outstanding stock options. The weighted average number of shares used in the calculation are 2,973,523 and 2,699,214 for the six months ended in 1996 and 1995, respectively. The weighted average number of shares used in the calculation for the second fiscal quarter in 1996 and 1995, are 2,760,338 and 2,710,338, respectively.

5. The Company reports the results of its operations using a 52-53 week basis. In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.

6.  A summary of inventories entering into cost of goods sold is:

                                     August 9,     February 23,      August 11,    February 24,
                                       1996           1996             1995           1995
                                   -----------     ------------     -----------    ------------
Hams in curing process             $ 2,490,855     $ 1,326,420      $ 1,967,960    $ 1,748,375

Other food (includes cured hams)     2,549,074       2,818,418        1,467,272      2,104,940
Supplies                             1,505,627       1,408,803        1,313,232      1,273,020
                                   -----------     -----------      -----------    -----------
Totals                             $ 6,545,556     $ 5,553,641      $ 4,748,464    $ 5,126,335
                                   ===========     ===========      ===========    ===========


7. The Company has certain debt obligations that contain restrictive covenants including a restriction on payment of cash dividends. The Company was either in compliance with these covenants at August 9, 1996, or had obtained necessary waivers for noncompliance. There are no consolidated retained earnings available for payment of dividends as of August 11, 1996.

8. The Company has guaranteed a loan obligation of one of its franchisees in an amount not to exceed $322,000. The loan is secured by certain restaurant equipment purchased by the franchisee.

    Effective December 1, 1993, the Company entered into a three year
    endorsement with Richard   Childress Racing Enterprises, Inc. and Dale
    Earnhardt, Inc.  The agreement calls for total payments of   $1,200,000
    over the three year period. As of August 9, 1996, remaining payments under this agreement are $325,000.


9.  Supplemental cash flow disclosures - cash paid during the period for:

                                Six Months Ended
                        ------------------------------------
                        August 9, 1996       August 11, 1995
                        --------------       ---------------
Interest                 $  812,598           $  934,054
                         ==========           ==========
Income taxes             $   14,666           $  155,000
                         ==========           ==========


    Accounts receivable from franchisees totaling $84,762 and $22,488 in fiscal 1997 and 1996, respectively, were converted to notes receivable.

    During fiscal 1997, the Company purchased a restaurant property by assuming debt on the property totaling $527,645 and exchanging an existing piece of property with a book value of $260,236.

    The Company received notes receivable totaling $6,392 from the sale of property, plant and equipment in fiscal 1996.

10. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning February 24, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to operating revenue of the
Company:

                                             Relationship to Total Operating Revenue
                                        -------------------------------------------------
                                         Three Months Ended           Six Months Ended
                                        ----------------------     ----------------------
                                        August 9,   August 11,     August 9,   August 11,
                                          1996        1995           1996        1995
                                        ---------   ----------     ---------   ----------
Restaurant food sales                     32.3%       33.8%          31.1%       34.8%
Manufacturing sales                       64.5        62.5           65.7        61.4
Franchise, royalty and other fees          3.2         3.7            3.2         3.8
                                         ------      -------        ------      -------
  Total operating revenue                100.0       100.0          100.0       100.0

Cost of goods sold                        71.7        70.8           71.7        69.5
Operating expenses                        14.7        16.1           14.1        16.4
Selling, general and administrative
 expenses                                  9.0        10.0            8.5         9.8
Depreciation and amortization              3.1         3.3            3.0         3.3
                                         ------      -------        ------      -------
  Total operating income (loss)            1.5         (.2)           2.7          .9
  Net other income (expenses)             (1.5)       (3.1)          (1.7)       (2.6)

Earnings (loss) before income taxes         .0        (3.3)           1.0        (1.7)
Provision for income taxes                  .0        (1.4)            .4         (.7)
                                         ------      -------        ------      -------
  Net earnings (loss)                       .0%       (1.9%)           .6%       (1.0%)
                                         ======      =======        ======      =======


The Company operates in three principal lines of business. Segment information is presented as follows:


                                           Three Months Ended                       Six Months Ended
                                    ------------------------------------      ---------------------------------
                                       August 9, 1996    August 11, 1995      August 9, 1996    August 11, 1995
                                       --------------    ---------------      --------------    ---------------
Operating Revenues:
- -------------------
Food processing                         $ 12,480,872      $  11,967,121        $ 26,104,433      $ 23,001,356
Restaurant operations                      6,254,994          6,473,774          12,360,638        13,040,329
Restaurant franchising                       627,287            716,910           1,277,437         1,428,679
                                        -------------     --------------       -------------     -------------
  Total operating revenues              $ 19,363,153      $  19,157,805        $ 39,742,508      $ 37,470,364
                                        =============     ==============       =============     =============
Operating Profits:
- ------------------
Food processing                         $    283,213      $     210,191        $    896,237      $    598,608
Restaurant operations                        679,096            251,710           1,380,595           770,601
Restaurant franchising                       365,178            521,588             754,267           977,209
                                        -------------     --------------       -------------     -------------
                                           1,327,487            983,489           3,031,099         2,346,418

Corporate expenses                        (1,036,035)        (1,033,413)         (1,967,993)       (2,008,894)
Other income (expense)                       122,104           (135,898)            174,832           (26,956)
Interest expense                            (416,304)          (455,772)           (833,627)         (941,061)
                                        -------------     --------------       -------------     -------------
Earnings (loss) before income taxes     $     (2,748)     $    (641,594)       $    404,311      $   (630,493)
                                        =============     ==============       =============     =============



RESULTS OF OPERATIONS
- ----------------------

 Second Quarter Ended August 9, 1996 Compared with Second Quarter Ended
        August 11, 1995

 Consolidated food sales revenue increased from $18,441,000 in the second quarter of fiscal 1996 to $18,736,000 in the second quarter of fiscal 1997. This increase is the net result of an increase in revenues from the food processing segment totaling $514,000, offset by a decrease in revenues from restaurant operations. Revenues in the food processing segment continue to increase as the bakery division's sales rebuild. As previously discussed, the bakery division's sales during fiscal 1996 were negatively impacted due to its largest customer discontinuing a line of product previously purchased from the Company. Although actions to replace this business were put in place early in fiscal 1996, benefits from these actions were realized at a slower pace than originally expected, and significant improvements in bakery sales did not occur until late in the fourth quarter of fiscal 1996. Sales in the bakery division continue to improve during fiscal 1997, with second quarter sales showing a $1.6 million increase over the corresponding period of fiscal 1996. Despite the $1.6 million increase in bakery division sales, the food processing segment showed a net increase of $514,000 due to a decrease in sales in the ham curing division totaling $1.1 million. The majority of this decrease reflects a management decision to build inventory levels during the second quarter to better position that division for the upcoming holiday season when higher margins can be realized.

 The overall increase in sales from the food processing segment was offset by a decline of $219,000 in restaurant segment sales between the two quarters.
 The closing of three company owned restaurant units between the two periods resulted in reductions in food sales totaling $600,000. This was partially mitigated by increases in same store sales totaling approximately $165,000, or 2.8%, as well as the opening of a store during the second quarter of fiscal 1997.

 Franchise, royalty and other fees in the second quarter of fiscal 1997 experienced a 12.5% decrease over the comparable period in fiscal 1996. This is attributed to a net decline in the number of franchise units from seventy-six at the beginning of the second quarter in fiscal 1996 to sixty-seven at the end of the current year second quarter.

 The Company generated operating income totaling $291,000 during the quarter ended August 9, 1996, compared to an operating loss of $50,000 in the second quarter of fiscal 1996. This increase is the result of increases in operating profits in the restaurant and food processing segments, offset by decreased profitability in the restaurant franchising segment. Operating profits from restaurant operations increased $427,000 over the comparable prior year quarter despite an overall decline in operating revenue from this division. This increase in profitability is attributed to the closing of several poorly performing restaurants between the two quarters, as well as better management of costs in existing restaurants and an increase in same stores sales during the second quarter of fiscal 1997. In addition, total operating profits in the food processing segment increased approximately $73,000 during the second quarter of fiscal 1997 compared to the same period in fiscal 1996. This increase is directly attributed to the increase in food sales described above which this segment has experienced. These increases in operating profits were partly offset by a reduction in profitability in the restaurant franchising segment caused by the decline in franchise, royalty and other fees discussed above.

 Other income increased $245,000 during the quarter ended August 9, 1996 over the corresponding quarter of fiscal 1996. Approximately $157,000 of this increase relates to damages received in the settlement of a legal claim. In addition, the increase also reflects $50,000 received from a franchisee due to the early termination of two franchise agreements.


 Six Months Ended August 9, 1996 Compared with Six Months Ended August 11, 1995

 Consolidated food sales revenue increased $2.4 million, or 6.7%, to $38.5 million during the first six months of fiscal 1997, compared to the first six months of fiscal 1996. The food processing segment generated an increase totaling $3.1 million and was responsible for the overall consolidated increase. As discussed above, revenues in the food processing segment have continued to increase as the sales of the bakery division rebuild. Offsetting the increase in sales from the food processing segment was a decrease in sales in the restaurant segment totaling $680,000. A decrease in revenues totaling $1,153,000 occurred due to the closing of three stores since the beginning of fiscal 1996 and was offset by increases in same store sales of approximately $257,000 and the opening of a store during the second quarter of fiscal 1997. Franchise, royalty and other fees for the first half of fiscal 1997 declined $151,000 from the corresponding period of fiscal 1996. As discussed above, this is the result of the reduction in the overall number of franchisees.

 Operating income increased from $338,000 in the first half of fiscal 1996 to $1,063,000 in the first half of fiscal 1997. Approximately $610,000 of this increase is attributed to the restaurant segment. Although total revenues in this segment declined, operating income increased due to the closing of
 several poorly performing units and better management of costs.   In addition,
 operating income in the food processing segment increased $298,000 between the two periods being compared. This is directly attributed to that segment's increase in revenues discussed above. Offsetting these increases was a decrease in operating income from the franchising segment totaling $200,000. The majority of this decrease is due to the reduction in existing franchise units and the relating reduction in royalties.

LIQUIDITY AND CAPITAL RESOURCES
- --------------------------------
 The Company had total working capital of $683,000 at August 9, 1996, down from $ 984,000 at February 23, 1996. This decrease is attributed to the fact that as of February 23, 1996, the semi-annual senior note principal payment due April 1, 1996 had been prepaid from the proceeds received on the sale of certain assets as required by the amended terms of the notes. Therefore, current liabilities as of February 23, 1996 includes only one of the $769,000 semi-annual senior note payments. However, as of August 9, 1996 two of the semi-annual payments are reflected in current liabilities. The effect of this is partially offset by working capital generated through profitable operations during the first half of fiscal 1997.

 Total cash and cash equivalents increased $210,000 during the six months ended August 9, 1996. Profitable operations during this period generated cash totaling $1,305,000. In addition, sale of assets and collection of notes receivable generated $202,000 and $321,000, respectively. Offsetting these inflows of cash were capital expenditures and repayments of long-term debt which totaled $860,000 and $741,000, respectively.

 The Company continues to evaluate several possible financing solutions which would allow it to refinance amounts outstanding under its senior notes and short-term secured note on an intermediate to long-term basis. The senior notes mature on October 1, 1997 with a balloon payment of $7.5 million, and as such will become a current liability on October 1, 1996. However, management is using its best efforts to effect a one year extension in the maturity of the senior notes in order to allow for additional flexibility in selecting the most appropriate refinancing strategy.




                           PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

  The annual meeting of Shareholders of WSMP, Inc. was held on June 27, 1996.

     The following directors were elected at the annual meeting:
     James C. Richardson, Jr.         Richard F. Hendrickson
     Bobby G. Holman

     The following directors continued in office after this meeting:
     Richard F. Howard                William R. McDonald III
     James M. Templeton               Miles M. Aldridge
     Lewis C. Lanier                  E. Edwin Bradford

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
- -------------------------------------------

     (a) Exhibits

         See Index to Exhibits

     (b) Reports on Form 8-K

A Current Report on Form 8-K was filed during the quarter ended August 9, 1996. This report, dated June 27, 1996, announced the appointment of David R. Clark as President and Chief Operating Officer of the Company. In addition, it was announced that Jimmy Richardson, who formally held these positions, was named as Vice-Chairman of the Board of Directors and will continue as the Chief Executive Officer of the Company.





                                SIGNATURES
                                ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WSMP, INC.
                              ----------





Date:September 26, 1996          By: JAMES C. RICHARDSON, JR.
     ------------------              ------------------------
                                     James C. Richardson, Jr.
                                    (Chief Executive Officer)







Date:September 26, 1996          By: MATTHEW V. HOLLIFIELD
     ------------------              ------------------------
                                     Matthew V. Hollifield
                                (Vice President of Accounting and
                                    Chief Accounting Officer)







                                INDEX TO EXHIBITS


   For inclusion in Quarterly Report on Form 10-Q Quarter Ended August 9, 1996



Exhibit No.                                                           Page No.
- -----------                                                           --------
   11             Computation of Earnings (Loss) Per Common and
                          Common Equivalent Share                        14