Form 10-Q
period 1996-11-01
WSMP INC
filed 1996-12-13
CIK 67494

File No. 0-7277
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549



               __________________________________________________

                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED NOVEMBER 1, 1996


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

The number of shares of WSMP, Inc. Common Stock outstanding as of December 12, 1996 was 2,760,338.

===============================================================================






                           WSMP, INC. AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information:
                              -------------------------------------------------

                                                                      Page No.
                                                                      --------
Item 1. Financial Statements
  Consolidated Condensed Balance Sheets -
  November 1, 1996 and February 23, 1996...........................      1-2

  Consolidated Condensed Statements of
  Operations and Retained Earnings -
  Three Months Ended November 1, 1996
  and November 3, 1995 and Nine Months Ended
  November 1, 1996 and November 3, 1995............................      3-4

  Consolidated Condensed Statements of Cash
  Flows -  Nine Months Ended November 1, 1996 and
  November 3, 1995.................................................        5

  Notes to Consolidated Condensed Financial
  Statements.......................................................      6-7

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations.................     8-10


Part II.  Other Information:
                            ---------------------------------------------------

  Item 6.  Exhibits and Reports on Form 8-K........................       11

  Signatures.......................................................       11

  Index to Exhibits................................................       12

  Exhibit 11 - Computation of Earnings (Loss) per
  Common and Common Equivalent Share...............................       13





                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------


                      Consolidated Condensed Balance Sheets

                                                   (Unaudited)
                                                    November 1,          February 23,
ASSETS                                                 1996                  1996
------                                             ------------         -------------
Current assets:
 Cash and cash equivalents                         $    276,400          $    430,311
 Marketable equity securities                           160,205               148,997
 Accounts receivable and current portion of
  notes receivable, net:
  Trade and other                                     5,100,053             3,981,563
  Related party                                         894,841             1,257,280
 Inventories                                          6,445,244             5,553,641
 Income taxes refundable                                 80,504               369,728
 Prepaid expenses and other                             264,321               116,400
 Deferred income taxes                                  538,247               518,490
                                                   ------------          ------------
   Total current assets                              13,759,815            12,376,410
                                                   ------------          ------------
Property, plant and equipment, net                   23,804,715            25,288,033
                                                   ------------          ------------
Other assets:
 Properties held for sale                             2,081,609             1,569,752
 Excess of cost over fair value of net assets
  of businesses acquired, net                           638,689               662,321
 Noncurrent notes receivable                            167,989               204,941
 Noncurrent related party notes receivable              301,357               515,944
 Investment in affiliates                               286,533               381,533
 Investment in restricted equity securities             242,050               242,050
 Other                                                  383,837               393,390
                                                   ------------          ------------
   Total other assets                                 4,102,064             3,969,931
                                                   ------------          ------------
   Total assets                                    $ 41,666,594          $ 41,634,374
                                                   ============          ============

See accompanying notes to unaudited consolidated condensed financial statements.



WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

                                                          (Unaudited)
                                                           November 1,         February 23,
LIABILITIES AND SHAREHOLDERS' EQUITY                          1996                 1996
------------------------------------                     --------------       -------------

Current liabilities:
 Notes payable                                            $   4,000,000       $   4,000,000
 Current installments of long-term debt                       1,116,089           2,030,953
 Trade accounts payable                                       3,143,177           2,810,229
 Income taxes payable                                            15,658              10,651
 Other accrued liabilities                                    2,929,600           2,540,221
                                                          -------------       -------------

  Total current liabilities                                  11,204,524          11,392,054

Deferred income                                                   5,000               5,000
Deferred income taxes                                           908,195             903,639
Long-term debt, excluding current installments               12,675,602          12,890,060
                                                          -------------       -------------

  Total liabilities                                          24,793,321          25,190,753
                                                          -------------       -------------
Commitments and Contingencies

Shareholders' equity:
 Preferred stock - par value $.10, authorized
  2,500,000 shares; no shares issued
 Common stock - par value $1, authorized 10,000,000
  shares; issued 2,760,338 shares at November 1, 1996
  and 2,760,338 shares at February 23, 1996                   2,760,338           2,760,338
 Capital in excess of par value                               6,579,347           6,579,347
 Unrealized gain on securities available for
  sale, net of deferred income taxes of $(6,247) at
  November 1, 1996 and $(3,164) at February 23, 1996              9,895               5,278
 Retained earnings                                            7,523,693           7,098,658
                                                          -------------       -------------

  Total shareholders' equity                                 16,873,273          16,443,621
                                                          -------------       -------------
  Total liabilities and shareholders' equity              $  41,666,594       $  41,634,374
                                                          =============       =============


WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------


      Consolidated Condensed Statements of Operations and Retained Earnings

            Three Months Ended November 1, 1996 and November 3, 1995
                                   (Unaudited)

                                                                   1996                1995
                                                                   ----                ----
Operating revenues:
 Food sales                                                  $  20,009,711       $  17,911,710
 Franchise, royalty and other fees
  (includes related party transactions
  totaling $190,895 in 1996 and $252,230 in 1995)                  578,311             638,108
                                                             --------------      --------------
  Total operating revenues                                      20,588,022          18,549,818
                                                             --------------      --------------

Costs and expenses:
 Cost of goods sold (includes related party transactions
  totaling $125,677 in 1996 and $96,393 in 1995)                15,065,992          12,839,441
 Operating expenses (includes related party transactions
  totaling $92,568 in 1996 and $169,751 in 1995)                 2,776,643           2,984,366
 Selling, general and administrative expenses (includes
  related party transactions totaling $420,096 in 1996
  and $466,694 in 1995)                                          1,665,285           1,686,342
 Depreciation and amortization                                     595,344             652,973
                                                             --------------      --------------

  Total costs and expenses                                      20,103,264          18,163,122
                                                             --------------      --------------
  Operating income                                                 484,758             386,696
                                                             --------------      --------------

Other income (expense):
 Other income (including interest) (includes related
  party transactions totaling $22,335 in 1996 and
  $25,979 in 1995)                                                156,949             162,108
 Net gain on dispositions and write-downs of
  assets (including related party transactions totaling
  $251,408 in 1996)                                               257,380              57,198
 Equity in loss of affiliates                                     (10,500)            (23,000)
 Interest expense                                                (451,749)           (437,657)
 Other expense (includes related party transactions
  totaling $16,126 in 1996 and $21,062 in 1995)                  (147,781)           (101,540)
                                                             --------------      --------------

   Net other expense                                             (195,701)           (342,891)
                                                             --------------      --------------

   Earnings before income taxes                                   289,057              43,805

Provision for income taxes                                        110,652              30,788
                                                             --------------      --------------

   Net earnings                                              $     178,405       $      13,017
                                                             ==============      ==============

Retained earnings:
   Balance at beginning of period                            $   7,345,288       $   8,237,418
   Net earnings                                                    178,405              13,017
                                                             --------------      --------------
   Balance at end of period                                  $   7,523,693       $   8,250,435
                                                             ==============      ==============

Net earnings per common and common equivalent share          $         .06       $         .00
                                                             ==============      ==============


See accompanying notes to unaudited consolidated condensed financial statements.





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------


      Consolidated Condensed Statements of Operations and Retained Earnings

             Nine Months Ended November 1, 1996 and November 3, 1995
                                   (Unaudited)

                                                          1996                1995
                                                          ----                ----
Operating revenues:
 Food sales                                          $  58,474,782      $  53,953,395
 Franchise, royalty and other fees
  (includes related party transactions
  totaling $634,388 in 1996 and $804,210
  in 1995)                                               1,855,748          2,066,787
                                                     --------------     --------------

  Total operating revenues                              60,330,530         56,020,182
                                                     --------------     --------------

Costs and expenses:
 Cost of goods sold (includes related party
  transactions totaling $396,380 in 1996 and
  $300,509 in 1995)                                     43,553,248         38,866,487
 Operating expenses (includes related party
  transactions totaling $496,532 in 1996 and
  $552,379 in 1995)                                      8,388,051          9,141,018
 Selling, general and administrative expenses
  (includes related party transactions totaling
  $1,345,079 in 1996 and $1,617,337 in 1995)             5,062,188          5,376,150
 Depreciation and amoritization                          1,779,179          1,912,307
                                                     --------------     --------------

  Total costs and expenses                              58,782,666         55,295,962
                                                     --------------     --------------

  Operating income                                       1,547,864            724,220
                                                     --------------     --------------

Other income (expense):
 Other income (including interest) (includes
  related party transactions totaling $152,054
  in 1996 and $120,934 in 1995)                            798,440            568,769
 Net gain on dispositions and write-downs
  of assets (includes related party transaction
  totaling $251,408 in 1996)                               257,530              5,692
 Equity in loss of affiliates                              (95,000)           (23,000)
 Interest expense                                       (1,285,376)        (1,378,718)
 Other expense (includes related party transactions
  totaling $46,682 in 1996 and $65,409 in 1995)           (530,090)          (483,651)
                                                     --------------     --------------

  Net other expense                                       (854,496)        (1,310,908)
                                                     --------------     --------------

  Earnings (loss) before income taxes                      693,368           (586,688)

Provision for income taxes (benefit)                       268,333           (243,476)
                                                     --------------     --------------

   Net earnings (loss)                               $     425,035      $    (343,212)
                                                     ==============     ==============

Retained earnings:
  Balance at beginning of period                     $   7,098,658      $   8,593,647
  Net earnings (loss)                                      425,035           (343,212)
                                                     --------------     --------------

  Balance at end of period                           $   7,523,693      $   8,250,435
                                                     ==============     ==============

Net earnings (loss) per common and common
 equivalent share                                    $         .14      $        (.13)
                                                     ==============     ==============


See accompanying notes to unaudited consolidated condensed financial statements.





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

                 Consolidated Condensed Statements of Cash Flows

             Nine Months Ended November 1, 1996 and November 3, 1995
                                   (Unaudited)

                                                      1996             1995
                                                      ----             ----
Cash flows from operating activities:
Net earnings (loss)                               $   425,035      $  (343,212)
                                                  ------------     ------------
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization                       1,779,180        1,872,522
Depreciation on properties leased to others           194,668          195,331
Provision for losses on receivables                   178,883           63,107
Net gain on disposition and writedowns
 of assets                                           (257,530)          (5,692)
Increase in deferred income taxes                     (18,284)        (644,962)
Other non-cash adjustments to earnings                115,978          123,029
Changes in operating assets and liabilities
 (net of effects from purchase of restaurant
 companies) providing (using) cash:
  Receivables                                      (1,262,187)        (455,560)
  Inventories                                        (891,603)        (638,068)
  Income taxes refundable, prepaid expenses
   and other                                          141,304           23,086
  Trade accounts payable and other accrued
   liabilities                                        687,334         (151,397)
                                                  ------------     ------------

Total adjustments                                     667,743          381,396
                                                  ------------     ------------

  Net cash provided by operating activities         1,092,778           38,184
                                                  ------------     ------------

Cash flows from investing activities:
  Increase in marketable equity securities             (3,508)          (3,290)
  Proceeds from sales of assets to related
   parties                                            785,000
  Proceeds from sales of assets                       215,037        2,028,180
  Decrease in related party notes receivables         176,460          176,025
  Decrease in other notes receivable                  319,030          390,545
  Deposits, net of refunds                            (14,887)        (246,365)
  Capital expenditures to related parties            (289,131)        (260,567)
  Capital expenditures - others                      (777,673)        (785,322)
  Other investing activities                                          (404,473)
                                                  ------------     ------------

  Net cash provided by investing activities           410,328          894,733
                                                  ------------     ------------

Cash flows from financing activities:
  Proceeds from borrowings                                              85,000
  Principal payments on long-term debt             (1,657,017)      (2,878,862)
  Net proceeds under short-term borrowing
   agreements                                                        1,000,000
  Proceeds from exercise of stock options                              290,000
                                                  ------------     ------------

  Net cash used in financing activities            (1,657,017)      (1,503,862)
                                                  ------------     ------------

Net increase in cash and cash equivalents            (153,911)        (570,945)
Cash and cash equivalents at beginning of
 period                                               430,311          940,120
                                                  ------------     ------------

Cash and cash equivalents at end of period        $   276,400      $   369,175
                                                  ============     ============


See accompanying notes to unaudited consolidated condensed financial statements.






WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 1, 1996 and February 23, 1996, the results of operations for the fiscal quarters and nine months ended November 1, 1996 and November 3, 1995 and the cash flows for the nine months ended November 1, 1996 and November 3, 1995.

2. The results of operations for the fiscal quarters and nine months ended November 1, 1996 and November 3, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Financial statements for fiscal 1996 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1997.

4. Earnings (loss) per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal period. Common equivalent shares relate to outstanding stock options. The weighted average number of shares used in the calculation are 3,023,596 and 2,715,819 for the nine months ended in 1996 and 1995, respectively. The weighted average number of shares used in the calculation for the third fiscal quarter ended in 1996 and 1995, are 3,114,571 and 2,898,478 respectively.

5. The Company reports the results of its operations using a 52-53 week basis. In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.

6. A summary of inventories entering into cost of goods sold is:

                                    November 1,  February 23,  November 3,  February 24,
                                       1996          1996         1995          1995
                                    -----------  ------------  -----------  ------------
Hams in curing process              $ 1,655,574  $ 1,326,420   $ 1,848,838  $ 1,748,375
Other food (includes cured hams)      3,089,247    2,818,418     2,521,393    2,104,940
Supplies                              1,700,423    1,408,803     1,394,172    1,273,020
                                    -----------  -----------   -----------  -----------
Totals                              $ 6,445,244  $ 5,553,641   $ 5,764,403  $ 5,126,335
                                    ===========  ===========   ===========  ===========


7. At November 1, 1996, the Company had $8,287,251 in Senior Note obligations maturing on October 1, 1997, with two major life insurance companies. However, the Company has entered into agreements with two banks which will allow the Company to refinance $7.5 million on a long-term basis. In addition, the insurance companies have agreed to give the Company a discount totaling $787,251 upon the early retirement of the Senior Notes.

   One of the agreements provides financing in the amount of $5 million at a rate of prime plus 1% for a five year term with principal payments to be made based a ten year amortization and a balloon payment at maturity. The second agreement provides financing in the amount of $2.5 million at a rate of prime plus 1% and is payable at the end of two years. The notes are to be secured by deeds of trust on certain pieces of real property which currently secure the Senior Note obligations as well as certain investments in common stock. In addition, under the terms of the notes, the Company will be required to meet certain financial requirements regarding tangible net worth, working capital, debt ratio, and ratio of interest coverage.

   Due to the Company's intent and ability as evidence by the refinancing agreements, the Senior Notes are classified as short-term debt expected to be refinanced on a long-term basis. At November 1, 1996, $291,275 is included in current installments of long-term debt based on the principal payments required within one year from the balance sheet date under the terms of the new financing agreements.


8. The Company has guaranteed a loan obligation of one of its franchisees in an amount not to exceed $322,000. The loan is secured by certain restaurant equipment purchased by the franchise.

   Effective December 1, 1993, the Company entered into a three year endorsement with Richard Childress Racing Enterprises, Inc. and Dale Earnhardt, Inc. The agreement calls for total payments of $1,200,000 over the three year period. As of November 1, 1996, remaining payments under this agreement are $250,000.

9. Stock options for 100,000 shares were exercised during the nine month period ended November 3, 1995 and resulted in cash proceeds totaling $290,000.

10.Supplemental cash flow disclosures - cash paid during the period for:

                            Nine Months Ended
                      -------------------------------
                      November 1,         November 3,
                         1996                1995
                      -----------         -----------
Interest              $ 1,143,289         $ 1,382,111
                      ===========         ===========
Income taxes          $    14,666         $   170,000
                      ===========         ===========

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

11.In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company beginning February 24, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to operating revenue of the
Company:

                                                      Relationship to Total Operating Revenue
                                                 -----------------------------------------------------
                                                   Three Months Ended            Nine Months Ended
                                                 -------------------------   -------------------------
                                                 November 1,   November 3,   November 1,   November 3,
                                                    1996          1995          1996          1995
                                                 -----------   -----------   -----------   -----------
Restaurant food sales                               30.1          31.4          30.8          33.7
Manufacturing sales                                 67.1          65.2          66.2          62.6
Franchise, royalty and other fees                    2.8           3.4           3.0           3.7
                                                  -------       -------       -------       -------
  Total operating revenue                          100.0         100.0         100.0         100.0

Cost of goods sold                                  73.2          69.2          72.2          69.4
Operating expenses                                  13.5          16.1          13.9          16.3
Selling, general and administrative expenses         8.1           9.1           8.5           9.6
Depreciation and amortization                        2.9           3.5           2.9           3.4
                                                  -------       -------       -------       -------
  Total operating income                             2.3           2.1           2.5           1.3
  Net other income (expenses)                        (.9)         (1.9)         (1.4)         (2.3)
                                                  -------       -------       -------       -------
 Earnings (loss) before income taxes                 1.4            .2           1.1          (1.0)
 Provision for income taxes (benefit)                 .5            .2            .4           (.4)
                                                  -------       -------       -------       -------
  Net earnings (loss)                                 .9%          0.0%           .7%          (.6)%
                                                  =======       =======       =======       =======




The Company operates in three principal lines of business. Segment information is presented as follows:


                                             Three Months Ended                        Nine Months Ended
                                     -----------------------------------     -----------------------------------
                                     November 1, 1996   November 3, 1995     November 1, 1996   November 3, 1995
                                     ----------------   ----------------     ----------------   ----------------
Operating Revenues:
-------------------
Food processing                       $  13,817,910      $  12,086,906        $  39,922,343      $  35,088,262
Restaurant operations                     6,191,801          5,824,804           18,552,439         18,865,133
Restaurant franchising                      578,311            638,108            1,855,748          2,066,787
                                      --------------     --------------       --------------     --------------

Total operating revenues              $  20,588,022      $  18,549,818        $  60,330,530      $  56,020,182
                                      ==============     ==============       ==============     ==============
Operating Profits:
------------------
Food processing                       $     375,390      $     740,334        $   1,271,627      $   1,338,942
Restaurant operations                       736,522            189,274            2,117,117            959,875
Restaurant franchising                      324,227            370,215            1,078,494          1,347,424
                                      --------------     --------------       --------------     --------------
                                          1,436,139          1,299,823            4,467,238          3,646,241
Corporate expenses                         (951,381)          (913,127)          (2,919,374)        (2,922,021)
Other income (expense)                      256,048             94,766              430,880             67,810
Interest expense                           (451,749)          (437,657)          (1,285,376)        (1,378,718)
                                      --------------     --------------       --------------     --------------
Earnings (loss) before
 income taxes
                                      $     289,057      $      43,805        $     693,368      $    (586,688)
                                      ==============     ==============       ==============     ==============



RESULTS OF OPERATIONS
----------------------

 Third Quarter Ended November 1, 1996 Compared With Third Quarter Ended November 3, 1995

 Consolidated food sales revenue totaled $20.0 million in the third quarter of fiscal 1997 compared to $17.9 million during the corresponding quarter of the prior year. Approximately $1.7 million of the increase occurred in the food processing segment and reflects an increase in sales in the bakery division. As previously discussed, the bakery division's sales during the prior year were substantially impacted by its largest customer discontinuing a line of product previously purchased from the Company. Although actions to replace this business were put in place early in fiscal 1996, benefits from these actions were realized at a slower pace than originally expected, and significant improvements in bakery sales did not occur until late in the fourth quarter of fiscal 1996. Sales in the bakery division continue to improve during fiscal 1997, with third quarter sales showing a $1.7 million increase over the corresponding period of fiscal 1996.

 Additionally, the restaurant segment accounted for approximately $367,000 of the increase in consolidated food sales. This increase can be attributed to increases in same store sales totaling $421,000, or 8.2%, between the two quarters. This increase is offset by the net reduction in company units from 22 to 19 between the quarters ended November 3, 1995 and November 1, 1996.

 Franchise, royalty and other fees decreased $60,000, or 9.4% in the third
 quarter of fiscal 1997 over the comparable period in fiscal 1996.   This is
 attributed to a net decline in the number of franchise units from seventy-five at the beginning of the third quarter in fiscal 1996 to sixty-seven at the end of the current year third quarter.

 Operating income increased from $386,696 in the third quarter of fiscal 1996 to $484,758 in the third quarter of fiscal 1997. This increase is the result of an increase in profitability in restaurant operations. During the third quarter ended November 1, 1996, the restaurant segment experienced an increase in operating profits totaling $547,000 over the comparable prior year quarter. This increase is attributed to the increase in same store sales discussed previously, the closing of several poorly performing restaurants between the two quarters, and better management of costs in existing restaurant units.

 The increase in operating profits in the restaurant segment was partially offset by a reduction in profitability in the food processing segment. Total operating profits in the food processing segment decreased approximately $365,000 during the third quarter of fiscal 1997 compared to the same period in fiscal 1996. Approximately $356,000 of the decrease occurred in the ham curing division and reflects a reduction in margins due to increased ham costs. The bakery division experienced little change in operating profits from the prior year third quarter despite the increase in sales discussed previously. This is primarily attributed to increased costs associated with new product development.

 In addition, the restaurant franchising segment experienced a decline in operating profits totaling $46,000 during the third quarter of fiscal 1997 compared to the same period in fiscal 1996. This decrease reflects the decline in franchise, royalty and other fees discussed above.

 Nine Months Ended November 1, 1996 Compared With Nine Months Ended November 3, 1995

 Consolidated food sales revenue increased $4.5 million, or 8.4%, to $58.5 million during the first nine months of fiscal 1997, compared to the first nine months of fiscal 1996. The food processing segment experienced an increase totaling $4.8 and is responsible for the overall consolidated increase. As discussed previously, revenues in the food processing segment continue to increase as the sales of the bakery division rebuild. Sales in the bakery division increased $6.2 million during the first nine months of fiscal 1997 over the comparable period of the prior year. However, this increase was offset by a decrease in revenues in the ham curing division totaling $1.4 million during the same period.

 Offsetting the net increase in sales from the food processing segment was a decrease in sales in the restaurant segment totaling $313,000. This decrease is due to a net decline in the number of units from twenty-three at the beginning of fiscal 1996 to nineteen at the end of the third quarter of fiscal 1997. However, the impact of the reduction in the number of units has been partially offset by a net increase in same store sales totaling $682,000, or 4.2%, during the nine months ended November 1, 1996.

 Franchise, royalty and other fees for the first half of fiscal 1997 declined $211,000 from the corresponding period of fiscal 1997. As discussed above, this is the result of the reduction in the overall number of franchisees.

 Operating income increased from $724,000 for the first nine months of fiscal 1996 to $1.5 million for the first nine months of fiscal 1997. This increase was driven by the restaurant segment which experienced an increase in operating profits totaling $1.2 million during the first nine months of fiscal 1997 over the same period in fiscal 1996. Although the total revenues in this segment declined, operating income increased due to increases in same store sales, the closing of several poorly performing units and better management of costs.

 Offsetting this increase were decreases in operating income from the food processing segment and the franchising segment. Operating income in the food processing segment declined $67,000 during the first nine months of fiscal 1997 as compared with the same period in fiscal 1996. Although the increase in sales in the bakery division did increase that divisions operating income by approximately $581,000, operating income declined in the ham curing division due to higher ham costs and the decline in sales previously mentioned.

 The restaurant franchising division also experienced a decline in operating income of approximately $270,000. The majority of this decrease is due to the reduction in existing franchise units and the relating reduction in royalties as discussed above.




LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

 Total cash and cash equivalents decreased $154,000 during the nine months ended November 1, 1996. Profitable operations during this period generated cash totaling $1.1 million. In addition, the sale of assets and collection of notes receivable generated $1.0 million and $495,000, respectively.
 Offsetting these inflows of cash were capital expenditures and repayments of long-term debt which totaled $1.1 million and $1.7 million, respectively.

 The Company had total working capital of $2.6 million at November 1, 1996, up from $984,000 at February 23, 1996. Approximately $915,000 of this increase is due to a reduction in current installments of long-term debt. This is primarily the result of the reclassification of certain short-term amounts due under the senior notes to long-term debt to reflect management's intent and ability to refinance these amounts on a long term basis as discussed in Note 7 to the consolidated financial statements. The remaining increase reflects working capital generated through profitable operations during the first nine months of fiscal 1997.




                           PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
--------------------------------------------

     (a) Exhibits

         See Index to Exhibits

     (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended November 1, 1996.





                               SIGNATURES
                               ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WSMP, INC.
                               ----------





Date    12-13-96              By:  JAMES C. RICHARDSON, JR.
    ----------------             ----------------------------------
                                      James C. Richardson, Jr.
                                     (Chief Executive Officer)








Date   12-13-96               By:   MATTHEW V. HOLLIFIELD
    ----------------             ----------------------------------
                                      Matthew V. Hollifield
                                 (Vice President of Accounting and
                                     Chief Accounting Officer)







                                INDEX TO EXHIBITS


  For inclusion in Quarterly Report on Form 10-Q Quarter Ended November 1, 1996



  Exhibit No.                                                          Page No.
  -----------                                                          --------
     11              Computation of Earnings (Loss) Per Common
                           and Common Equivalent Share                    13