Form 10-K
period 1997-02-28
WSMP INC
filed 1997-05-27
CIK 67494

FILE NO. 0-7277
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                 ----------------------------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

          Pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended February 28, 1997
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

                      COMMON STOCK, PAR VALUE $1 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [  X  ]     No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [    ]

     The number of shares of WSMP, Inc. Common Stock outstanding as of May 7, 1997 was 3,247,074. The aggregate market value of WSMP, Inc. Common Stock held by nonaffiliates of WSMP, Inc. as of May 7, 1997 was $ 20,069,310.

DOCUMENTS OF WHICH PORTIONS               PARTS OF FORM 10-K INTO WHICH PORTIONS
ARE INCORPORATED BY REFERENCE                OF DOCUMENTS ARE INCORPORATED
------------------------------            --------------------------------------
Annual Report to Shareholders for the
    Fiscal Year Ended February 28, 1997                 I, II
Proxy Statement for WSMP, Inc.'s Annual
   Meeting of Shareholders to be held
    on June 26, 1997                                     III

================================================================================




                                     PART I

ITEM 1. BUSINESS


BUSINESS SEGMENTS
-----------------

   The Company operates in three principal business segments: restaurant franchising, restaurant operations and food processing. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense, and capital expenditures, for each of the Company's business segments for fiscal 1997 is contained on page 22 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1997, under the caption "Lines of Business," and is incorporated herein by reference.

RESTAURANT FRANCHISING
----------------------

RESTAURANT FRANCHISING - WESTERN STEER. The most significant segment of the Company's franchising operations currently centers around the Western Steer chain of restaurants, which includes the Western Steer Family Restaurant concept and the Western Steer - Steaks, Buffet & Bakery concept. The Western Steer Family Restaurant concept originated in 1975 as a family oriented, reasonably priced steakhouse restaurant, and featured a rustic western-style design, steaks and other entrees cooked to order, and an "all-you-can-eat" buffet food bar. Beginning in 1992, the Company began an extensive program of renovation of this concept which included updating the buffet food bar, adding an in-house bakery and changing the store appearance to highlight a new format. Restaurants updated to this new format have been renamed "Western Steer - Steaks, Buffet & Bakery."

   At February 28, 1997, the Company had 53 franchised Western Steer restaurants located in North Carolina (23), Kentucky (7), West Virginia (5), Georgia (4), South Carolina (4), Florida (2), Virginia (4), Maryland (2) and Tennessee (2). Of this total, 28 were operated as Western Steer - Steaks, Buffet & Bakery restaurants, and 25 as Western Steer Family Restaurants. The Company no longer offers the Western Steer Family Restaurant franchise, and believes that many of the existing units will eventually elect to convert to the Western Steer - Steaks, Buffet & Bakery format. Although the decision regarding whether to renovate and the timing thereof rests with the franchisee, the Company encourages its franchisees to renovate franchised restaurants and provides assistance in doing so, primarily through consulting with franchisees regarding the renovations and subsequent operational changes and training of franchisee personnel. The primary costs of renovating franchised restaurants are borne by the franchisees.

   The average weekly sales volume during the fiscal year ended February 28, 1997 for franchised Western Steer - Steaks, Buffet & Bakery restaurants that have been open for one year or more was $23,400. This represents a slight decrease from the fiscal 1996 weekly average of $23,700. The average weekly sales volume for fiscal 1997 for Western Steer Family Restaurant units that have been open for one year or more was $19,900, representing an increase of 4.7% from the average for fiscal 1996 which totaled $19,000.

   The Company granted five franchises during fiscal 1997 for Western Steer - Steaks, Buffet & Bakery restaurants which opened in North Carolina(2), Virginia(1), and Maryland(2). The two franchise units opened in Maryland represent units previously owned by the Company that were sold during fiscal
1997.   Management anticipates the opening of approximately three additional new franchise units during fiscal 1998.

   At February 28, 1997, major shareholders of the Company had ownership interests in 17 of the 53 franchised restaurants. See Item 13, "Certain Relationships and Related Transactions."


RESTAURANT FRANCHISING - PRIME SIRLOIN. In 1987, the Company acquired Prime Sirloin, Inc., a regional franchised steakhouse chain composed of seven units and headquartered in Morristown, Tennessee. This concept, although similar to Western Steer, was slightly more upscale, with larger building designs, building interiors, and a higher average ticket price. Due to the success of the Western Steer redesign, management has offered its Prime Sirloin franchise operators a remodel and redesign program similar to the Western Steer reformat. As of February 28, 1997, one of the original franchised units has been remodeled and changed to "Prime Sirloin - Buffet, Bakery & Steaks."

   During fiscal 1995, management of the Company introduced a new Prime Sirloin prototype designed to capitalize on the industry's success with larger buffet style formats. This "megasized" prototype centers around a budget steak and buffet concept with seating for over 400 patrons. Significant alterations from the original Prime Sirloin design include a panoramic entry, which gives customers a view of the buffet and dining area, a "double-line" system, directing guests to the buffet floor quickly, and a "scatter-bar" buffet design which allows guests to visit different areas for different phases of their meal. The new Prime Sirloin design costs approximately $2.1 million per unit, and each unit is anticipated to gross approximately $2.3 million to $2.7 million in first year sales. The first prototype Prime Sirloin franchise was opened in Spartanburg, South Carolina in August of 1994. During fiscal 1996 two additional prototype franchises were opened in Bristol, Tennessee and Greenville, South Carolina. No new Prime Sirloin franchises were sold or opened during fiscal 1997, and no new prototype franchise units are planned for fiscal 1998. However, it is anticipated that a franchised Western Steer in Maryland will convert to a franchised Prime Sirloin early in fiscal 1998.

   At February 28, 1997, there were 10 franchised Prime Sirloin restaurants located in Tennessee (5), South Carolina (2), Virginia (1), Florida (1), and Georgia (1). Six of these are operated in the "Prime Sirloin - Buffet, Bakery & Steaks" remodeled format. Of these, the Bristol, Tennessee location, which opened during fiscal 1996, is operated through a joint venture in which the Company owns 50%. See Item 13, "Certain Relationships and Related Transactions." Major shareholders of the Company have an ownership interest in two of the franchised Prime Sirloin restaurants.

   During fiscal 1997, the average weekly sales volume for Prime Sirloin - Buffet, Bakery & Steaks franchises open for one year or more was $35,000. This represents a decrease from the fiscal 1996 average of $39,400.

RESTAURANT FRANCHISING - BENNETT'S SMOKEHOUSE & SALOON. In 1990, WSMP became a subfranchisor of Denver based Bennett's Bar-B-Que, Inc., with development rights exclusively for Tennessee, North Carolina and Virginia, and expansion rights elsewhere in the United States, except for Colorado, Texas, and metropolitan Atlanta, Georgia. As a sub-franchiser, the Company pays royalty fees to the franchiser equal to 1% of revenues for each Bennett's restaurant owned or sub-franchised by the Company.

   In 1994, management redesigned the Bennett's Bar-B-Que concept into Bennett's Smokehouse & Saloon, a Texas roadhouse theme concept merging steaks and barbecue in a 186-seat casual dinner house. This concept represents the Company's entry into the rapidly expanding, casual dining market. At February 28, 1997, the Company had three franchised Bennett's restaurants, located in Tennessee (2) and West Virginia (1).

   One new West Virginia franchise was opened during fiscal 1997. Management does not intend to actively pursue franchise expansion during fiscal 1998, but instead, intends to focus efforts on improving operations in existing units.

RESTAURANT FRANCHISING - OTHER. WSMP has created the "Mom 'n' Pop's Buffet and Bakery" restaurant concept, to fit existing Western Steer buildings in areas in which competition has grown, or in which past performance necessitates other market approaches. This restaurant concept consists of food bars from which customers make selections. At fiscal year end, there were two franchised units under this concept, both located in Georgia. At the present time, the Company does not consider these restaurants or their franchising as being significant to its overall operations.

RESTAURANT FRANCHISING - ACQUISITION OF FRANCHISED UNITS. On March 1, 1997, WSMP entered into agreements to reacquire 15 franchised restaurants from seven franchisees, six of which (operating 14 restaurants) were affiliated with Cecil
R. Hash, a former president of the Company. On April 26, 1997, two additional restaurants were reacquired from a separate franchisee. The seventeen restaurants consist of eleven Western Steer - Steaks, Buffet & Bakery restaurants, five Western Steer Family Restaurants, and one Prime Sirloin - Buffet, Bakery & Steaks. These restaurants are located in North Carolina (14), Virginia (2) and Tennessee (1).

RESTAURANT FRANCHISING - FRANCHISE AGREEMENTS. The Company utilizes standard franchise agreements for its Western Steer; Western Steer-Steaks, Buffet & Bakery; Prime Sirloin; Prime Sirloin-Buffet, Bakery & Steaks; and Bennett's
Smokehouse & Saloon restaurants.   The terms of the franchise agreement are
dependent upon when the agreement was executed.

   Generally, franchise agreements executed prior to 1990 are for a period of 20 years, renewable for a period of 20 years, whereas those executed after this date are based on 10 year terms. The initial franchise fee is $25,000. In addition, royalty fees of 3% of the franchised restaurant's gross sales throughout the term of the agreement are also payable to the Company. Franchise agreements executed after 1981 require the franchisee to pay the Company an advertising fee of 2% of each franchised restaurant's gross sales. Although the Company reserves the right to collect this total fee, it is not currently charging an advertising fee to its franchise units. All agreements provide for an exclusive territory and for in-term and post-term non-competition agreements.

   No single franchisee or group of franchisees under common control provides revenues equal to 10% or more of the Company's consolidated revenues.


RESTAURANT OPERATIONS.
----------------------

RESTAURANT OPERATIONS - WESTERN STEER, PRIME SIRLOIN, AND BENNETT'S RESTAURANTS. At February 28, 1997, the Company and certain consolidated subsidiaries owned and operated 9 Western Steer - Steaks, Buffet & Bakery restaurants. These restaurants are located in North Carolina (7), Florida (1), and Tennessee (1). In addition, the Company and certain consolidated subsidiaries owned and operated five Prime Sirloin - Buffet, Bakery & Steaks in North Carolina (4) and South Carolina (l). One Bennett's Smokehouse & Saloon restaurant is owned by the Company and is located in North Carolina.

   By an agreement dated March 1, 1997, WSMP acquired 14 restaurants from a group of franchisees controlled by Cecil R. Hash (the "Hash Companies"). These restaurants, located in North Carolina(11), Virginia(2) and Tennessee(1) include eight Western Steer - Steaks, Buffet & Bakery restaurants, five Western Steer Family Restaurants, and one Prime Sirloin - Buffet, Bakery & Steaks restaurant. These restaurants, as well as others acquired after February 28, 1997, are not included in the foregoing.

   The Company does not intend to build or acquire any additional wholly-owned Western Steer, Prime Sirloin, or Bennett's restaurants during fiscal 1998. However, should such opportunities arise, the Company will evaluate each opportunity upon its own merits.

RESTAURANT OPERATIONS - OTHER RESTAURANTS. The Company owns two Mom 'n' Pop's Buffet & Bakery restaurants, located in Georgia and in Florida. One other restaurant in Morganton, North Carolina is operated in a different format. The Company does not consider these restaurants, in total, significant to its overall operation.

RESTAURANT OPERATIONS - FRANCHISED RESTAURANTS. WSMP operates three Western Steer - Steaks, Buffet & Bakery restaurants in Kentucky for a franchisee, and two Prime Sirloin - Buffet, Bakery & Steaks restaurants in South Carolina for franchisees. The Company does not consider the operation of these restaurants, in total, significant to its overall operation.

RESTAURANT OPERATIONS - SEASONALITY.   The Company considers its restaurant
segment to be somewhat seasonal in nature, with stronger sales during the Christmas season and during Spring, and weaker sales during the mid-summer and late winter months.

RESTAURANT OPERATIONS - OPENINGS AND CLOSINGS. The following is a summary of all Company-owned restaurants opened and closed during the previous three years:

                                      Fiscal  Fiscal   Fiscal
                                       1995    1996    1997(1)
                                      ------  ------  --------
Western Steer restaurants
  Opened                                 0       0        0
  Closed                                 3       3        3
Total at year end                       15      12        9

Prime Sirloin restaurants
  Opened                                 1       1        0
  Closed                                 0       1        0
Total at year end                        5       5        5

Bennett's Bar-B-Que restaurants
  Opened                                 0       0        0
  Closed                                 0       0        0
  Total at year end                      1       1        1

Other restaurants
  Opened                                 0       0        1
  Closed                                 1       0        0
Total at year end                        2       2        3

Total restaurants (at year end)         26      23       18


   (1)  Excludes the 17 restaurants acquired after February 28, 1997.



RESTAURANT OPERATIONS - RESTAURANT MEAL PRICES. The average meal price for Company-owned Western Steer restaurants is $5.66 and the average meal price for Company-owned Prime Sirloin restaurants is $6.29. Meal prices vary on geographic location, degree of renovation, and whether the restaurant is Company-owned or franchised.

RESTAURANT OPERATIONS - SUPPLIERS. The Company has established a purchase program with Institutional Food House, Inc. ("IFH") of Hickory, North Carolina. This program allows Company-owned restaurants and franchisees to obtain substantially all staple items on a regular basis from one purchasing source and promotes the consistency and high quality of goods delivered to its restaurants and participating franchisees. Any purchase program is voluntary for franchisees, and franchisees are free to buy their food from IFH or elsewhere as long as it meets the Company's specifications. The Company does not feel that the loss of the IFH agreement would have a material adverse effect on the Company.



FOOD PROCESSING.
----------------

FOOD PROCESSING - MOM 'N' POS'S COUNTRY HAM. The Company produces, through its Smokehouse division, cured hams and ham products for the retail and institutional markets. In the Company's modern curing facilities in Claremont, North Carolina, the atmospheric conditions of traditional air curing of pork hams are simulated, resulting in a curing process that fully cures raw hams in a period of approximately 80 days. The Company cured over 8.3 million pounds of ham during fiscal 1997 in its 55,000 square foot facility.

   The Company produces whole cured hams, packaged cured ham slices, pre-portioned ham for portion control customers, and various "side meat" products.
A portion of ham production is sold directly or through distributors to retail supermarkets under the "Mom 'n' Pop's" brand name, primarily in North Carolina, South Carolina, Virginia, Tennessee, Alabama and Georgia. The remainder of production is sold to institutional food distributors. One supermarket customer accounted for 23.5% of cured ham sales during fiscal 1997. The Company is confident, based upon historical customer demand, that numerous other outlets exist for these products.

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

FOOD PROCESSING - MOM 'N' POP'S BAKERY PRODUCTS. The Company produces through its Mom 'n' Pop's Bakery division a variety of biscuits, yeast rolls and other flour-based products. The Company's biscuits are processed both plain and as sandwiches filled with items such as sausage, cheese, eggs and country ham. These frozen products are directly marketed under the "Mom 'n' Pop's" brand name to institutional buyers, vending companies, delicatessens and supermarkets and are also packed for several of the Company's customers under private labels.
The Company's yeast rolls are used primarily in frozen microwavable sandwiches. The Company packs microwavable hamburger, cheeseburger, chicken, barbecue and other sandwiches using its own fresh baked yeast rolls for two customers under custom manufacturing agreements. In addition, similar sandwiches are produced under the "Mom 'n' Pop's" brand name and marketed directly to supermarkets, vending companies and institutional buyers . The Company has also developed several pre-mixed baking products for sale to institutional customers. These pre-mixed products include items such as cookie dough, biscuit and roll dough, dumplings and pizza crust, most of which are prepared simply with the addition of water.

   The ingredients used in this division's products and mixes are purchased primarily from five vendors but alternative sources are available. Three customers accounted for approximately 84.6% of sales during fiscal 1997. One of these customers, Hudson Foods, Inc., accounted for approximately 75.4% of bakery sales, and the Company has entered into a contractual arrangement to supply that company's requirements for those products. The Company believes that a loss of this customer would have an adverse short-term effect on the Company; however, the long-term impact would be minimal due to the demand for the Company's food products from other customers and potential customers.

   Although the Company does not consider its Bakery division to be seasonal, its somewhat slower sales periods typically occur in the mid-summer months.

FOOD PROCESSING - HOME MEAL REPLACEMENT. Early in fiscal 1998, the Company announced the creation of the Home Meal Replacement Division marking the Company's entry into this rapidly growing market. The Company has developed extensive experience in the home meal replacement field over the last two years as a result of other research and development efforts in the Bakery Division. The Company is using specialized trays and barrier films in modified atmoshpere packaging of home meal replacement items, and a test of these items was launched with a major supermarket chain shortly before the beginning of fiscal 1998. The Company is also negotiating with other national food companies and retailers regarding these products.

     Although this division is just getting started, it is felt that the home meal replacement category offers much potential in light of current consumer tastes and preferences.

FOOD PROCESSING - REVENUES. Revenues for the two divisions that make up the Food Processing segment of the Company's business, for the past three fiscal years, are as follows:


Fiscal Year Ended      Bakery Division        Ham Curing Division
-----------------      ---------------       ---------------------

      1997               $ 48,200,000              $ 10,400,000
      1996               $ 38,600,000              $ 12,300,000
      1995               $ 49,600,000              $ 12,800,000



EMPLOYEES.
----------

   The Company employed 1,348 persons (1,127 full time and 221 part time) in its operations at February 28, 1997. These included 63 administrative and accounting personnel, 565 Bakery and Smokehouse employees, and 720 restaurant workers. The Company offers its employees various benefits, including major medical health insurance coverage, and participation in its cafeteria plan, its profit-sharing retirement plan and its employee stock purchase plan.

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


MARKETING AND ADVERTISING.
--------------------------

   The Company relies upon advertising to help promote its Western Steer, Prime Sirloin, and Bennett's restaurants. Local advertising has been the responsibility of individual restaurant operators. The Company and its Western Steer, Prime Sirloin and Bennett's franchisees have advertised their restaurants primarily in newspapers and billboards and with point-of-sale materials.

   Most Western Steer franchisees, through franchise agreements or supplementary agreements, are obligated to pay the Company an advertising fee of two percent of the gross sales of each franchised restaurant. This fee is intended to provide funds for future national, regional and local advertising of Western Steer restaurants.

   The Company actively markets its ham and bakery products to large grocery distributors, institutional food brokers and in some cases, directly to grocery chains. The Company utilizes a combination of direct employees and food brokers to market these products. The Company's Chief Executive Officer and Chief Operating Officer are also actively involved with marketing to the largest food manufacturing customers.

   In 1990, the Company entered into an Endorsement Agreement with Dale Earnhardt, Inc. and affiliated corporations by which the Company became an endorsement sponsor of the Dale Earnhardt automobile racing team on the NASCAR Winston Cup Series and the NASCAR Busch Grand National Series. This agreement has now expired, and the Company has no immediate plans to develop similar advertising.


COMPETITION.
------------

   The restaurant and food manufacturing businesses are highly competitive and are often affected by changes in tastes and eating habits of the public, and economic conditions affecting spending habits, population and traffic patterns. Company-operated restaurants and Western Steer and Prime Sirloin restaurants operated by franchisees generally compete with national and regional family-oriented restaurant chains, local establishments and fast food restaurants. The Company believes that family-oriented steakhouses compete primarily on the basis of consistency and quality of product, price and location of restaurants. In marketing franchises, the Company competes with numerous other family steakhouse and restaurant franchisers, many of which have substantially greater financial resources and higher sales volume than the Company.

   In its production of retail and institutional ham products, the Company faces strong price competition from a variety of large meat processing concerns and smaller local and regional operations. The Company does not believe that any one company is dominant in the sale of ham products. The principal methods of competition in the sale of ham products are price, quality and name recognition. In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country, as well national frozen meal manufacturers, with competition strongest for sales to institutional food vendors. The principal methods of competition for the sale of bakery products are price and quality.


TRADEMARKS.
-----------

   The Company has registered the Western Steer logotype and the names "Western Steer", "Western Steer Family Restaurant", "Western Steer - Steaks, Buffet & Bakery", "Prime Sirloin - Buffet, Bakery & Steaks", the "Prime Sirloin" logotype and the "Mom 'n' Pop's' logotype, and variations thereof, as well as several distinct Western Steer menu items, as trademarks and service marks with the United States Patent and Trademark Office. The Company actively uses these trademarks to identify its restaurants and products and believes they are important to its business. Generally, trademarks remain valid as long as they are used properly for identification purposes.


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


EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

   Officers are elected annually by the Company's Board of Directors and serve indefinitely at the pleasure of the Board. The following table sets forth certain information with respect to the executive officers of the Company at May 7, 1997:
                                                                       Executive
                                                                        Officer
Name                       Position                               Age    Since



Richard F. Howard          Chairman of the Board and Secretary     47    1988

James C. Richardson, Jr.   Vice Chairman of the Board              48    1988
                           and Chief Executive Officer

David R. Clark             President and Chief Operating Officer   40    1996

James M. Templeton         Senior Vice President, Real Estate      60    1988
                           and Assistant Secretary

Ken L. Moser               Senior Vice President, Restaurants      53    1984
                           and Franchising

Larry D. Hefner            Senior Vice President, Sales            46    1991

Matthew V. Hollifield      Vice President of Finance               30    1995
                           and Treasurer

James T. Hood              Vice President, Restaurant Operations   41    1996

Bill H. Brown              Vice President of Product Development   60    1997

Ken D. Breiner             Vice President of Food Service          49    1997

James W. Berry             Controller and Assistant Treasurer      54    1981


   Prior to joining WSMP in 1996, Mr. Clark served as Executive Vice President and Chief Operating Officer of Bank of Granite, located in Granite Falls, North Carolina, from 1994-1996. Mr. Clark served as an executive officer of BB&T, a bank and trust company with headquarters in Wilson, North Carolina, prior to joining Bank of Granite. During his 13 years with BB&T, he served in various capacities, including President of BB&T of South Carolina, and President of the Northwest Region of North Carolina.

   Mr. Hollifield was an audit manager with the accounting firm of Deloitte & Touche LLP prior to assuming the position of Vice President of Accounting, Chief Accounting Officer and Assistant Secretary of the Company in 1995, and had been employed by Deloitte & Touche since 1988. In February, 1997, he was named Vice President of Finance and Treasurer of the Company.

   Mr. Hood has been an employee of WSMP since 1984. He served as Director of Western Steer Operations from 1991-1996, and was named Vice President in 1996.

   Prior to joining WSMP in 1996, Mr. Brown served as Director of Research and Development for Shoney's Inc. from 1994-1996. For twenty-two years prior to that, he was Director of Culinary Development for Morrison's Restaurants, Inc.

   Prior to joining the Company in 1996, Mr. Breiner was President of Foods Spectrum, Inc., an Atlanta based concept development company, from 1994 to 1996. In addition, from 1989 to 1994, he served as Director of Purchasing and Research and Development for RTM Restaurant Group, Arby's largest franchisee and owner of Mrs. Winner's Chicken and Biscuits.

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

   The Company also owns various parcels of undeveloped property in North Carolina for future development or sale. In addition, the Company owns nine properties which were previously operated as restaurants, four of which are vacant, and five of which are leased to others, in North Carolina (2), South Carolina (1), Florida (3), Georgia (1), Maryland (1) and Tennessee (1).

   Of the 18 restaurants owned by the Company and its wholly owned subsidiaries as of February 28, 1997, 12 are located on property owned by the Company or its subsidiaries in North Carolina (9), Florida (2) and Georgia (1). The six other restaurants operated by the Company or its subsidiaries are held under long-term leases, in North Carolina (4) South Carolina (1) and Tennessee (1). In addition, the 14 units acquired on March 1, 1997 from the Hash Companies, as well as the three additional units acquired since February 28, 1997, are all held under long-term leases.

   Substantially all of the Company's restaurant properties, as well as the Company's corporate headquarters, ham curing facility and bakery facility are pledged as collateral under long-term debt obligations. Information as to the Company's long-term debt is contained on page 16 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1997, under the caption "Long-Term Debt" and is incorporated herein by reference.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.




                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

   Information on the market for the Company's common stock, the range of market prices for and the dividends declared on common stock for each of the last two fiscal years, and the number of record holders of common stock are contained under the caption "Market Information" on the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1997, and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

   Selected financial data for each of the five fiscal years in the period ended February 28, 1997, is contained under the caption "Selected Financial Data" on page 28 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1997, and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The Company's discussion and analysis of financial condition and the results of operations appears under the caption "Management's Discussion," on pages 4 through 7 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1997, and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   An index to the financial statements and supplementary data contained in the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1997, which is incorporated herein by reference is contained on page F-1 of this Form 10-K.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, age and background information for each of the Company's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

     The name, age and background information for each of the Company's executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of this Form 10-K.



ITEM 11.  EXECUTIVE COMPENSATION.

     Information on remuneration of the Company's officers and directors is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information on security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information on certain relationships and related transactions involving the Company and its management or affiliates is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption
"Certain Transactions," and is incorporated herein by reference.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

 (a) 1.   FINANCIAL STATEMENTS
          See Index to Financial Information
     2.   FINANCIAL STATEMENT SCHEDULES
          See Index to Financial  Information
     3.   EXHIBITS
          See Index to Exhibits

(b)       REPORTS ON FORM 8-K.

      A Current Report on Form 8-K was filed during the quarter ended February 28, 1997. This report, dated January 29, 1997, announced the refinancing of the Company's Senior Note obligations, as well as the replacement of its short-term line of credit with another financial institution.



                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, WSMP, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 23, 1997

WSMP, INC.

By:     David R. Clark
   ----------------------------
          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of WSMP, Inc., and in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                          DATE
      -----------                 --------------               ---------------

    Richard F. Howard
--------------------------      Chairman of the Board,            May 23,1997
   (Richard F. Howard)           Secretary


 James C. Richardson, Jr.
--------------------------      Vice Chairman of the Board        May 23,1997
(James C. Richardson, Jr.)      (Principal Executive Officer)


      David R. Clark
--------------------------      President and Director            May 23, 1997
     (David R. Clark)            (Principal Operating Officer)


 Matthew V. Hollifield
--------------------------      Vice President of Finance         May 23, 1997
(Matthew V. Hollifield)         and Treasurer (Principal
                                Accounting Officer,
                                Principal Financial Officer)

    James M. Templeton
--------------------------      Vice President, Real Estate,      May 23, 1997
   (James M. Templeton)             and Director


     Bobby G. Holman
--------------------------      Director                          May 23, 1997
    (Bobby G. Holman)


     Lewis C. Lanier
--------------------------      Director                          May 23, 1997
    (Lewis C. Lanier)


  William R. McDonald III
--------------------------      Director                          May 23, 1997
 (William R. McDonald III)


  Richard F. Hendrickson
--------------------------      Director                          May 23, 1997
 (Richard F. Hendrickson)


    E. Edwin Bradford
--------------------------      Director                          May 23, 1997
   (E. Edwin Bradford)





===============================================================================

                                   WSMP, INC.


                                AND SUBSIDIARIES



                       __________________________________



                       FINANCIAL INFORMATION FOR INCLUSION

                          IN ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED FEBRUARY 28, 1997



===============================================================================



                           WSMP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION
                              ITEM 14 (A) (1) - (2)

                                                             REFERENCE
                                                           ANNUAL REPORT
                                                          TO SHAREHOLDERS
DATA INCORPORATED BY REFERENCE FROM
 ATTACHED ANNUAL REPORT TO SHAREHOLDERS
 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

  Consolidated statements of operations for
   the fiscal years ended February 28,
   1997, February 23, 1996, and
   February 24, 1995                                             8-9

  Consolidated balance sheets at February
   28, 1997 and February 23, 1996                                 10

  Consolidated statements of shareholders'
   equity for the fiscal years ended February
   28, 1997, February 23, 1996, and February
   24, 1995                                                       11

  Consolidated statements of cash flows
   for the fiscal years ended February 28,
   1997, February 23, 1996, and February
   24, 1995                                                       12

  Notes to consolidated financial
     statements                                                 13-25

  Independent auditors' report                                    26

     All financial statement schedules have been omitted because of the absence of conditions under which they are required.

     The consolidated financial statements listed in the above index which are included in the Annual Report to Shareholders for the fiscal year ended February 28, 1997, are hereby incorporated by reference. With the exception of the pages listed in the above index and the items incorporated by reference in Items 1, 2, 5, 6 and 7 in this Report, the Annual Report to Shareholders for the fiscal year ended February 28, 1997, is not to be deemed filed as part of this Report.






                                   WSMP, INC.

                                AND SUBSIDIARIES


                      ____________________________________



                                    EXHIBITS

                         FOR INCLUSION IN ANNUAL REPORT

                                  ON FORM 10-K

                       FISCAL YEAR ENDED FEBRUARY 28, 1997







                                    EXHIBITS
                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                 YEAR ENDED FEBRUARY 28, 1997 INDEX TO EXHIBITS
                                 ITEM 14 (a) (3)

                                                                     Sequential
Exhibit                                                             Page Number

 3(a)  Restated Charter of the Registrant, dated October 19, 1988,        *
       which is incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended February 24, 1989.

 3(b)  Statement of Change of Registered Office and Registered Agent      *
       dated January 6, 1995 and filed with the Secretary of State of the State of North Carolina on February 14, 1995.

 3(c)  By-Laws of the Registrant as amended to September 1990,            *
       which are incorporated herein by reference to Exhibit
       3(b) to the Registrant's Annual Report on Form 10-K for the year ended February 22, 1991.

 4(a)  Loan Agreement dated as of January 10, 1997, between WSMP, Inc.    *
       and SouthTrust Bank of North Carolina, pertaining to a term loan not to exceed $5,000,000 in aggregate principal, which is incorporated by reference to Exhibit 99(a) to the Registrant's
       Form S-3 Registration Statement (Registration No. 333-22891) filed on March 6, 1997.

 4(b)  Amendment to Loan Agreement dated as of January 17, 1997,          *
       between WSMP, Inc. and SouthTrust Bank of North Carolina, which is incorporated by reference to Exhibit 99(b) to the Registrant's Form S-3 Registration Statement (Registration
       No. 33-22891) filed on March 6, 1997.

 4(c)  Financing and Security Agreement dated November 22, 1996,          *
       between WSMP, Inc. and National Bank of Canada, pertaining to a revolving credit not to exceed $6,000,000 in aggregate principal amount, which is incorporated by reference to Exhibit 99(c) to the Registrant's Form S-3 Registration Statement
       (Registration No. 333-22891) filed on March 6,1997.

 10(a) Management Services Agreement dated March 31, 1996, between        *
       the Registrant and HERTH Management, Inc., which is incorporated by reference to Exhibit 10(a) to the Registrant's Annual
       Report on Form 10-K for the year ended February 23, 1996.

 10(b) Registrant's Special Stock Option Plan, dated January 26,          *
       1988, which is incorporated herein by reference to Exhibit
       10(g) to the Registrant's Annual Report on Form 10-K for the year ended February 26, 1988. Amendment to Special
       Stock Option Plan, dated March 9, 1989, which is incorporated herein by reference to Exhibit 10 (e)(2) to the Registrant's
       Annual Report on Form 10-K for the year ended February 24,
       1989.

 10(c) Agreement of Purchase and Sale dated as of March 1, 1997,          *
       among WSMP, Inc., F & H Companies, Inc., Western Steer of North Carolina, Inc., Northwest Food Systems, Inc., Davidson Food
       Systems, Inc., Mocksville Food Systems, Inc. and CFR Foods,
       Inc., which is incorporated by reference to Exhibit 4 to the Registrant's Form S-3 Registration Statement(Registration
       No. 333-22891) filed on March 6, 1997.

10(d) Non-Competition Agreement dated March 1, 1997, between Cecil        *
      R. Hash and WSMP, Inc., which is incorporated by reference to
      Exhibit 99(f) to the Registrant's Form S-3 Registration
      Statement (Registration No. 333-22891) filed on March 6, 1997.

 11   Computation of per share earnings.                                Included

 13  WSMP, Inc.'s Annual Report to Shareholders for the year ended      Included
     February 28, 1997.

 21  Subsidiaries of WSMP, Inc.                                         Included

 23  Consent of Independent Auditors                                    Included

----------------------

 *      Incorporated by reference.

     The Registrant hereby agrees to provide to the Commission upon request copies of long-term debt instruments omitted pursuant to Item 601 (b) (4)
     (iii) (A) of Regulation S-K.