Form 10-Q
period 1997-05-23
WSMP INC
filed 1997-07-07
CIK 67494

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended  May 23, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from         to


                         Commission file number     0-7277

                                  WSMP, INC.
              (Exact name of registrant as specified in its charter)


              NORTH CAROLINA                        56-0945643
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

         CLAREMONT, NORTH CAROLINA                     28610
  (Address of principal executive offices)          (Zip Code)

                                (704)459-7626
            (Registrant's telephone number, including area code)

                                    NONE
              (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X     No     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at June 30, 1997
Common Stock, $1.00 par value                             3,259,949






                           WSMP, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:
                              -------------------------------------------------

                                                                       Page No.
                                                                       --------
Item 1. Financial Statements
 Consolidated Condensed Balance Sheets -
 May 23, 1997 and February 28, 1997..................................    1-2

 Consolidated Condensed Statements of
 Operations and Retained Earnings -
 Quarters Ended May 23, 1997 and
 May 17, 1996........................................................      3

 Consolidated Condensed Statements of Cash
 Flows - Quarters Ended May 23, 1997 and
 May 17, 1996........................................................      4

 Notes to Consolidated Condensed Financial
 Statements..........................................................    5-6

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of
 Operations..........................................................    7-8


Part II.  Other Information:
                            ---------------------------------------------------

 Item 6.  Exhibits and Reports on Form 8-K...........................      9

 Signatures..........................................................      9

 Index to Exhibits...................................................     10

 Exhibit 11 - Computation of Earnings per
  Common and Common Equivalent Share.................................     11






                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

                      Consolidated Condensed Balance Sheets

                                                 (Unaudited)
                                                     May 23,       February 28,
                                                      1997             1997
ASSETS                                            -----------      ------------
-------------
Current assets:
 Cash and cash equivalents                        $   997,690      $ 2,424,982
 Marketable equity securities                         178,639          171,910
 Accounts receivable, net:
  Trade and others                                  5,598,535        3,206,256
  Related party                                       179,333          254,744
 Current portion of notes receivable, net:
  Related party                                       426,508          563,644
  Other                                               499,563          409,996
 Inventories                                        6,420,978        6,210,990
 Prepaid expenses and other                           354,661          371,267
 Deferred income taxes                                386,557          454,259
                                                  -----------      -----------

   Total current assets                            15,042,464       14,068,048
                                                  -----------      -----------

Property, plant and equipment, net                 24,120,783       22,952,785
                                                  -----------      -----------

Other assets:
 Properties held for sale                           3,227,670        3,277,670
 Excess of cost over fair value of net assets
  of businesses acquired, net                       3,054,602          628,186
 Covenant not to compete                              875,100
 Noncurrent notes receivable                          355,658          470,345
 Noncurrent related party notes receivable            795,493          963,117
 Investment in affiliates                             392,533          374,533
 Other                                                548,264          391,916
                                                  -----------      -----------

   Total other assets                               9,249,320        6,105,767
                                                  -----------      -----------

   Total assets                                   $48,412,567      $43,126,600
                                                  ===========      ===========



See accompanying notes to unaudited consolidated condensed financial statements.







WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------



                                                   (Unaudited)
                                                     May 23,      February 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1997           1997
------------------------------------              ------------    ------------

Current Liabilities:
 Notes payable                                    $  3,225,478     $  4,027,776
 Current installments of long-term debt              1,477,404        1,297,792
 Trade accounts payable                              4,947,534        2,879,309
 Other accrued liabilities                           3,482,917        2,962,471
                                                  ------------     ------------
  Total current liabilities                         13,133,333       11,167,348

Deferred income taxes                                1,245,840        1,247,504
Long-term debt, excluding current installments      12,481,494       12,422,150
                                                  ------------     ------------

  Total liabilities                                 26,860,667       24,837,002
                                                  ------------     ------------
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock - par value $.10, authorized
  2,500,000 share; no shares issued
 Common stock - par value $1, authorized
  10,000,000 shares; issued 3,253,949 shares at
  May 23, 1997 and 2,919,088 at February 28, 1997    3,253,949        2,919,088
 Capital in excess of par value                      9,772,485        7,141,097
 Unrealized gain on securities available for sale       12,877           10,059
 Retained earnings                                   8,512,589        8,219,354
                                                  ------------      ------------
  Total shareholders' equity                        21,551,900       18,289,598
                                                  ------------      ------------
  Total liabilities and shareholders' equity      $ 48,412,567      $ 43,126,600
                                                  ============      ============



See accompanying notes to unaudited consolidated condensed financial statements.





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

      Consolidated Condensed Statements of Operations and Retained Earnings

                  Quarters Ended May 23, 1997 and May 17, 1996
                                   (Unaudited)
                                                        1997            1996
Operating revenues:                                -------------   -------------
 Food sales                                        $ 24,843,862    $ 19,729,205
 Franchise, royalty and other fees (includes
  related party transactions totaling
  $91,012 in 1997 and $227,205 in 1996)                 451,792         650,150
                                                   -------------   -------------

  Total operating revenues                           25,295,654      20,379,355
                                                   -------------   -------------

Costs and expenses:
 Cost of goods sold (includes related party
  transactions totaling $129,398 in 1997 and
  $128,247 in 1996)                                  17,306,009    14,591,298
 Operating expenses (includes related party
  transactions totaling $359,709 in 1997 and
  $168,363 in 1996)                                   4,351,621     2,766,165
 Selling, general and administrative expenses
  (includes related party transactions totaling
  $431,869 in 1997 and $480,038 in 1996)              2,136,548       1,660,766
 Depreciation and amortization                          713,715         589,473
                                                   -------------   -------------

   Total costs and expenses                          24,507,893      19,607,702
                                                   -------------   -------------

   Operating income                                     787,761         771,653
                                                   -------------   -------------

Other income (expense):
 Other income (including interest, and related
  party transactions totaling $21,820 in 1997
  and $38,687 in 1996)                                  193,259         230,171
 Net gain (loss) on dispositions and write-downs
  of assets                                             (46,047)          4,639
 Equity in earnings (loss) of affiliates                 18,000         (34,000)
 Interest expense (includes related party
  transactions totaling $17,756 in 1997 and
  $8,321 in 1996)                                      (383,526)       (417,323)
 Other expense (includes related party transactions
  totaling $35,016 in 1997 and $15,933 in 1996)        (107,660)       (148,082)
                                                   -------------   -------------
 Net other expense                                     (325,974)       (364,595)
                                                   -------------   -------------

 Earnings before income taxes                           461,787         407,058

Provision for income taxes                              168,552         159,159
                                                   -------------   -------------
 Net earnings                                      $    293,235    $    247,899
                                                   =============   =============

Retained earnings:
 Balance at beginning of period                    $  8,219,354    $  7,098,658
 Net earnings                                           293,235         247,899
                                                   -------------    ------------

 Balance at end of period                          $  8,512,589    $  7,346,557
                                                   =============   =============

Net earnings per common and common
 equivalent share                                  $        .08    $        .08
                                                   =============   =============


See accompanying notes to unaudited consolidated condensed financial statements.





WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------


                 Consolidated Condensed Statements of Cash Flows

                  Quarters Ended May 23, 1997 and May 17, 1996
                                   (Unaudited)
                                                                  1997              1996
                                                               -----------      ------------
Cash flows from operating activities:
 Net earnings                                                  $  293,235       $   247,899
                                                               -----------      ------------
 Adjustments to reconcile net earnings to net
  cash provided by  operating activities:
   Depreciation and amortization                                  713,714           589,542
   Depreciation of properties leased to others                     42,225            64,577
   Provision for losses on receivables                             12,810            69,000
   Net (gain) loss on disposition of assets                        46,047            (4,639)
   Other non-cash adjustments to earnings                         (35,676)           24,142
   Changes in operating assets and liabilities
    (net of effects from purchase of restaurant
    companies providing (using) cash:
    Receivables                                                (2,329,370)         (119,090)
    Inventories                                                   (74,300)          (99,620)
    Income taxes refundable, prepaid expenses and other            16,606           174,499
    Trade accounts payable and other accrued liabilities        2,235,892           (99,751)
                                                              ------------      ------------

 Total adjustments                                                627,948           598,660
                                                              ------------      ------------

   Net cash provided by operating activities                      921,183           846,559
                                                              ------------      ------------

Cash flows from investing activities:
 Increase in marketable equity securities                          (2,591)           (1,283)
 Proceeds from sales of assets to others                            5,220           132,103
 Decrease in related party notes receivables                      179,452           193,885
 Decrease in other notes receivable                                25,120           195,388
 Deposits, net of refunds                                        (123,958)           (1,414)
 Capital expenditures to related parties                         (178,060)          (33,399)
 Capital expenditures - others                                   (428,595)         (327,967)
                                                              ------------      ------------
  Net cash provided by (used in) investing activities            (523,412)          157,313
                                                              ------------      ------------

Cash flows from financing activities:
 Principal payments on long-term debt                          (1,087,765)         (474,680)
 Net repayments under short-term borrowing agreements            (802,298)
 Proceeds from exercise of stock options                           65,000
                                                              ------------      ------------

  Net cash used in financing activities                        (1,825,063)         (474,680)
                                                              ------------      ------------
 Net increase (decease) in cash and cash equivalents           (1,427,292)          529,192
 Cash and cash equivalents at beginning of period               2,424,982           430,311
                                                              ------------      ------------

 Cash and cash equivalents at end of period                   $   997,690       $   959,503
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




WSMP, INC. AND SUBSIDIARIES
                           ----------------------------------------------------

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 23, 1997 and February 28, 1997 and the results of operations and the cash flows for the fiscal quarters ended May 23, 1997 and May 17, 1996.

2. The results of operations for the fiscal quarters ended May 23, 1997 and May 17, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Financial statements for fiscal 1997 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1998.

4. Earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal quarter. Common equivalent shares relate to outstanding stock options.
    The weighted average number of shares used in the calculations of earnings per common and common equivalent shares are 3,664,607 and 2,936,769 for the three months ended in 1997 and 1996, respectively.

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.
    Diluted EPS is similar to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion No. 15. The Company will adopt SFAS 128 in the quarter and year ending February 27, 1998. Had the new standard been applied in the quarter ending May 23, 1997, basic and diluted EPS would have been the same as primary and fully diluted EPS under APB Opinion
    No. 15.

5. The Company reports the results of its operations using a 52-53 week basis. In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.

6.  A summary of inventories entering into cost of goods sold is:

                                       May 23,     February 28,      May 17,    February 23,
                                        1997           1997           1996          1996
                                    -----------    ------------   -----------   ------------
Hams in curing process              $ 1,766,767    $ 1,734,178    $ 1,933,953   $ 1,326,420
Other food (includes cured hams)      3,088,862      2,716,670      2,248,629     2,818,418
Supplies                              1,565,349      1,760,142      1,470,679     1,408,803
                                    -----------    -----------    -----------   -----------

Totals                              $ 6,420,978    $ 6,210,990    $ 5,653,261   $ 5,553,641
                                    ===========    ===========    ===========   ===========



7. The Company has certain debt obligations that contain restrictive covenants. The Company was in compliance with these covenants at May 23, 1997, or had received waivers for noncompliance.

8. The Company has guaranteed a loan obligation of one of its franchisees in an amount not to exceed $322,000. The loan is secured by certain restaurant equipment purchased by the franchisee.

9.  Supplemental cash flow disclosures - cash paid during the period for:

                             Quarters Ended
                     ------------------------------
                      May 23, 1997     May 17, 1996
                     ------------     ------------
  Interest             $ 343,788        $ 411,295
                     ============     ============
  Income taxes         $  10,595        $  11,000
                     ============     ============

    An accounts receivable from a certain franchisee totaling $53,595 in fiscal 1997 was converted to notes receivable.

    During the first quarter of fiscal 1998, the Company purchased fixed assets, goodwill and restaurant inventories in exchange for cash, the assumption of current and long-term liabilities, the issuance of long-term notes, and the forgiveness of a note receivable. Also, as part of the same transaction, the Company issued 98,750 shares of common stock in exchange for a fifteen-year non-competition agreement. Specific amounts relating to items purchased and consideration given are set forth in Note 10.

10. On March 1, 1997, the Company acquired fourteen franchised restaurants from various corporations predominantly owned by a former executive officer of the Company for a total purchase price of $3,767,500 payable as follows:
    $500 in cash; $352,780 in assumed current liabilities; $476,720 in assumed long-term liabilities; $125,000 in forgiveness of a note receivable from seller;$2,012,500 in common stock of the Company; and a two year 5% promissory note in the amount of $800,000. As part of this transaction, 223,611 shares of common stock were issued to the selling corporations.
    In addition, costs associated with the acquisition totaling $64,707 were capitalized as part of the transaction. The acquisition price is allocated as follows: $1,203,413 to fixed assets, $2,477,481 to excess of cost over fair value of net assets of businesses acquired and $151,313 to restaurant inventories.

    In addition, existing lease agreements for eleven of the restaurant properties were assigned to the Company. Also the Company signed new lease agreements on the remaining three properties. All of these leases are classified as operating leases.

    Also as part of this transaction, the former executive officer, which was also the single largest franchisee, entered into a fifteen-year non-competition agreement with the Company in exchange for 98,750 shares of common stock, valued at $888,750. These shares are restricted securities and their resale is subject to certain conditions.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to operating revenue of the Company and (ii) the percentage change of such items as compared to the indicated prior period:


                                          Relationship to          Period-to-Period
                                           Total Revenue          Increase (Decrease)
                                           Quarters Ended           Quarters Ended
                                   ----------------------------   -------------------
                                   May 23, 1997     May 17, 1996         1998-97
                                   ------------     ------------         -------
Restaurant food sales                   37.7            30.0               56.3
Manufacturing sales                     60.5            66.8               12.3
Franchise, royalty and other fees        1.8             3.2              (30.5)
                                     --------        --------

  Total operating revenue              100.0           100.0               24.1

Cost of goods sold                      68.4            71.6               18.6
Operating expenses                      17.2            13.6               57.3
Selling, general and administrative
 expenses                                8.5             8.1               28.6
Depreciation and amortization            2.8             2.9               21.1
                                     --------        --------

  Total operating income                 3.1             3.8                2.1
  Net other income (expense)            (1.3)           (1.8)             (10.6)
                                     --------        --------

  Earnings before income taxes           1.8             2.0               13.4
  Provision for income taxes              .6              .8                5.9
                                     --------        --------

  Net earnings                           1.2             1.2               18.3
                                     ========        ========           ========



The Company operates in three principal lines of business. Segment information is presented as follows:

                                              Quarters Ended
                                       ------------------------------
                                       May 23, 1997      May 17, 1996
                                       ------------      ------------
Operating Revenues:
---------------------------
 Food processing                       $ 15,300,168      $ 13,623,561
 Restaurant operations                    9,543,694         6,105,644
 Restaurant franchising                     451,792           650,150
                                       -------------     -------------

  Total operating revenues             $ 25,295,654      $ 20,379,355
                                       =============     =============


Operating Income
---------------------------
 Food processing                       $    704,772      $    613,024
 Restaurant operations                      944,625           708,679
 Restaurant franchising                     287,197           389,088
 Corporate expenses                      (1,148,833)         (939,138)
                                       -------------     -------------

  Operating Income                          787,761           771,653

 Other Income                                57,552            52,728
 Interest expense                          (383,526)         (417,323)
                                       -------------     -------------

  Earnings before income taxes         $    461,787      $    407,058
                                       =============     =============




RESULTS OF OPERATIONS
---------------------
Consolidated food sales revenue increased from $19,729,205 in the first quarter of fiscal 1997 to $24,843,862 in the first quarter of fiscal 1998.
Approximately $3.4 million of this increase occurred in the restaurant segment as a result of a net increase in the number of company owned units from twenty at the end of the first quarter of fiscal 1997 to thirty-five at the end of the
current year first quarter.   A major event attributing to this increase was the
purchase of thirteen Western Steer restaurants and one Prime Sirloin restaurant on March 1, 1997 from the single largest franchisee of the Company. These units were purchased primarily through the issuance of stock and the assumption of certain liabilities (see Note 10). In addition, three other Western Steer units were acquired during the first quarter of the current year from other franchise
operators.   Offsetting the effects of these new units is the closing of three units, which occurred during the last three quarters of fiscal 1997. Average same store sales in company-owned units increased 1.2% during the first quarter of fiscal 1998 over the same quarter of fiscal 1997.

The food processing segment also contributed to the increase in food sales revenue. Total revenue for this segment during the first quarter of 1998 showed an increase of $1.7 million over the first three months of fiscal 1997. The newly created home meal replacement division accounted for $1.4 million of this increase. The creation of this division was announced during the first quarter of fiscal 1998 and grew out of research and development efforts in the bakery division.

Franchise, royalty and other fees in the first three months of fiscal 1998 declined 30.5%, or $198,000, over the comparable period of fiscal 1997. This decrease is attributed to a net decline in the number of franchise units from seventy-three at the beginning of fiscal 1997 to fifty-one at the end of the
first quarter of fiscal 1998.   A major factor in this decrease in franchise
units is the Company's acquisition of seventeen franchise units during the first quarter of fiscal 1998 as discussed previously.

Total operating income increased from $771,653 in the first quarter of fiscal 1997 to $787,761 in the first quarter of fiscal 1998. The restaurant segment experienced an increase in operating income of $236,000, attributed to the increase in restaurant units and relating revenues. Also, operating income in the food processing segment increased $92,000 during the first three months of fiscal 1998 over the same period in fiscal 1997. These increases were offset by a reduction in operating income in the franchise segment totaling $102,000, due to the reduction in the number of franchised units mentioned earlier. In addition, total operating income during the first quarter of fiscal 1998 was reduced by an increase in corporate expenses. These increased expenses relate primarily to increased legal and accounting costs incurred during the first quarter of fiscal 1998, as well as increased costs associated with investor relations activities.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company had working capital of $1.9 million at May 23, 1997, down from $2.9 million at February 28, 1997. This decrease is primarily the result of repayments of long-term debt totaling $1.1 million during the first quarter of fiscal 1998. This amount includes $600,000 related to an early repayment which was made to achieve interest savings. Management anticipates growth in the working capital position of the Company during the coming quarters as a result of continued profitability of operations and anticipated sales of certain non-core assets.

Total cash and cash equivalents decreased during the first quarter of fiscal 1998 from $2.4 million at February 28, 1997 to $998,000 at May 23, 1997.
Profitable operations during the first quarter generated cash totaling $921,000. Offsetting this during the first three months of fiscal 1998 were capital expenditures totaling $607,000, as well as repayments of long-term debt totaling $1.1 million, as mentioned above, and reductions in short term borrowings of $802,000.



                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
--------------------------------------------

     (a) Exhibits

      See Index to Exhibits                                            Page 10

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended May 23, 1997.



                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WSMP, INC.
                                   ----------





Date: June 30, 1997              By: JAMES C. RICHARDSON, JR.
     --------------                 -----------------------------
                                      James C. Richardson, Jr.
                                     (Chief Executive Officer)





Date: June 30, 1997              By: MATTHEW V. HOLLIFIELD
     --------------                 -----------------------------
                                      Matthew V. Hollifield
                                (Vice President of Finance and
                                 Principal Accounting Officer)





                                INDEX TO EXHIBITS

For inclusion in Quarterly Report on Form 10-Q Quarter Ended May 23, 1997



Exhibit No.                                                         Page No.
-----------                                                         --------
    11                 Computation of Per Share Earnings                11