Form 10-Q
period 1997-08-15
WSMP INC
filed 1997-09-29
CIK 67494

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended  August 15, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 26, 1997
Common Stock, $1.00 par value                            3,271,029








                           WSMP, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:
                              -------------------------------------------------

                                                                      Page No.
                                                                      --------

Item 1. Financial Statements
 Consolidated Condensed Balance Sheets -
 August 15, 1997 and February 28, 1997..............................    1-2

 Consolidated Condensed Statements of
 Operations and Retained Earnings -
 Three Months Ended August 15, 1997
 and August 9, 1996 and Six Months Ended
 August 15, 1997 and August 9, 1996................................     3-4

 Consolidated Condensed Statements of Cash
 Flows -  Six Months Ended August 15, 1997 and
 August 9, 1996....................................................       5

 Notes to Consolidated Condensed Financial
 Statements........................................................     6-8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations..................    9-11


Part II.  Other Information:
                            ---------------------------------------------------

 Item 4.  Submission of Matters of a Vote of Security Holders......      12

 Item 6.  Exhibits and Reports on Form 8-K.........................      12

 Signatures........................................................      13

 Index to Exhibits.................................................      14

 Exhibit 11 - Computation of Earnings (Loss) per
   Common and Common Equivalent Share..............................      15




                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

WSMP, INC. AND SUBSIDIARIES
----------------------------------------------------

                      Consolidated Condensed Balance Sheets

                                               (Unaudited)
                                                 August 15,         February 28,
ASSETS                                              1997               1997
------                                          -----------        ------------

Current assets:
 Cash and cash equivalents                      $   615,953        $ 2,424,982
 Marketable equity securities                       192,590            171,910
 Accounts receivable, net:
   Trade and other                                6,848,881          3,206,256
   Related party                                    154,001            254,744
 Current portion of notes receivable, net:
   Related party                                    393,508            409,996
   Other                                            526,174            563,644
 Inventories                                      7,057,925          6,210,990
 Income taxes refundable                             67,955            343,557
 Prepaid expenses and other                         168,154             27,710
 Deferred income taxes                              289,721            454,259
                                                ------------       ------------

   Total current assets                          16,314,862         14,068,048
                                                ------------       ------------

Property, plant and equipment, net               23,650,076         22,952,785
                                                ------------       ------------
Other assets:
 Properties held for sale                         2,518,086          3,277,670
 Excess of cost over fair value of net assets
  of businesses acquired, net                     3,013,682            628,186
 Covenant not to compete                            861,404
 Noncurrent notes receivable                        596,824            470,345
 Noncurrent related party notes receivable          795,493            963,117
 Investment in affiliates                                              374,533
 Other                                              428,706            391,916
                                                ------------       ------------

   Total other assets                             8,214,195          6,105,767
                                                ------------       ------------

   Total assets                                 $48,179,133        $43,126,600
                                                ============       ============

See accompanying notes to unaudited consolidated condensed financial statements.




WSMP, INC. AND SUBSIDIARIES
----------------------------------------------------


                                                (Unaudited)
                                                 August 15,        February 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                1997               1997
------------------------------------            -----------        ------------

Current liabilities:
 Notes payable                                  $  3,530,175       $ 4,027,776
 Current installments of long-term debt            1,540,036         1,297,792
 Trade accounts payable                            4,981,269         2,879,309
 Income taxes payable                                278,165             9,572
 Other accrued liabilities                         3,279,604         2,952,899
                                                ------------       ------------

   Total current liabilities                      13,609,249        11,167,348


 Deferred income taxes                             1,217,765         1,247,504
 Long-term debt, excluding current installments   11,158,568        12,422,150
                                                ------------       ------------

   Total liabilities                              25,985,582        24,837,002
                                                ------------       ------------

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock - par value $.10, authorized
  2,500,000 shares; no shares issued
 Common stock - par value $1, authorized
  10,000,000 shares; issued 3,260,839 shares at
  August 15, 1997 and 2,919,088 shares at
  February 28, 1997                                3,260,839         2,919,088
 Capital in excess of par value                    9,807,697         7,141,097
 Unrealized gain on securities available for sale     10,250            10,059
 Retained earnings                                 9,114,765         8,219,354
                                                ------------       ------------

   Total shareholders' equity                     22,193,551        18,289,598
                                                ------------       ------------

   Total liabilities and shareholders' equity   $ 48,179,133       $ 43,126,600
                                                ============       ============




WSMP, INC. AND SUBSIDIARIES
----------------------------------------------------

      Consolidated Condensed Statements of Operations and Retained Earnings

              Three Months Ended August 15, 1997 and August 9, 1996
                                   (Unaudited)
                                                    1997              1996
                                                    ----              ----

Operating revenues:
 Food sales                                    $  27,006,146     $  18,735,866
 Franchise, royalty and other fees
  (includes related party transactions
  totaling $70,523 in 1997 and $216,288
  in 1996)                                           477,112           627,287
                                               --------------    --------------
   Total operating revenues                       27,483,258        19,363,153
                                               --------------    --------------

Costs and expenses:
 Cost of goods sold (includes related
  party transactions totaling $79,720 in
  1997 and $142,456 in 1996)                      19,129,054        13,895,959
 Operating expenses (includes related
  party transactions totaling $224,818
  in 1997 and $235,601 in 1996)                    4,373,018         2,845,243
 Selling, general and administrative
  expenses (includes related party
  transactions totaling $421,587 in 1997
  and $444,945 in 1996)                            2,123,876         1,736,137
 Depreciation and amortization                       703,335           594,362
                                               --------------    --------------

   Total costs and expenses                       26,329,283        19,071,701
                                               --------------    --------------
   Operating income                                1,153,975           291,452
                                               --------------    --------------
Other income (expense):
 Other income (includes interest and
  related party transactions totaling
  $40,897 in 1997 and $91,032 in 1996)               198,201           411,320
 Net gain (loss) on dispositions and
  write-downs of assets (includes
  related party transactions totaling
  $111,518 in 1997)                                   66,533            (4,489)
 Equity in loss of affiliates                        (14,000)          (50,500)
 Interest expense (includes related
  party transactions totaling $16,209
  in 1997 and $9,627 in 1996)                       (355,100)         (416,304)
 Other expense (includes related party
  transactions totaling $29,548 in 1997
  and $14,623 in 1996)                              (101,300)         (234,227)
                                               --------------    --------------

   Net other expense                                (205,666)         (294,200)
                                               --------------    --------------
   Earnings (loss) before income tax
   (benefit)                                         948,309            (2,748)

Provision for income tax (benefit)                   346,133            (1,479)
                                               --------------    --------------

   Net earnings (loss)                         $     602,176     $      (1,269)
                                               ==============    ==============

Retained earnings:
   Balance at beginning of period              $   8,512,589     $   7,346,557
   Net earnings (loss)                               602,176            (1,269)
                                               --------------    --------------

   Balance at end of period                    $   9,114,765     $   7,345,288
                                               ==============    ==============


Net earnings (loss) per common and
 common equivalent share                       $         .16     $        (.00)
                                               ==============    ==============

See accompanying notes to unaudited consolidated condensed financial statements.


WSMP, INC. AND SUBSIDIARIES

      Consolidated Condensed Statements of Operations and Retained Earnings

               Six Months Ended August 15, 1997 and August 9, 1996
                                   (Unaudited)

                                                    1997              1996
                                                    ----              ----

Operating revenues:
 Food sales                                    $  51,850,008     $  38,465,071
 Franchise, royalty and other fees
  (includes related party transactions
  totaling $161,535 in 1997 and $443,493
  in 1996)                                           928,904         1,277,437
                                               --------------    --------------
Total operating revenues                          52,778,912        39,742,508
                                               --------------    --------------

Costs and expenses:
 Cost of goods sold (includes related
 party transactions totaling $209,118
 in 1997 and $270,703 in 1996)                    36,435,063        28,487,256
Operating expenses (includes related party
 transactions totaling $584,527 in 1997
 and $403,964 in 1996)                             8,724,639         5,611,408
Selling, general and administrative expenses
 (includes related party transactions totaling
 $853,456 in 1997 and $924,983 in 1996)            4,260,424         3,396,903
Depreciation and amortization                      1,417,050         1,183,835
                                               --------------    --------------

Total costs and expenses                          50,837,176        38,679,402
                                               --------------    --------------
Operating income                                   1,941,736         1,063,106
                                               --------------    --------------
Other income (expense):
 Other income (includes interest and related
  party transactions totaling $62,717 in 1997
  and $129,719 in 1996)                              391,460           641,491
 Net gain (loss) on dispositions and write-
  downs of assets(includes gains from related
  party transactions totaling $111,518 in 1997)       20,486               150
 Equity in earnings (loss) of affiliates               4,000           (84,500)
 Interest expense (includes related party
  transactions totaling $33,965 in 1997 and
  $17,948 in 1996)                                  (738,626)         (833,627)
 Other expense (includes related party
  transactions totaling $64,564 in 1997 and
  $30,556 in 1996)                                  (208,960)         (382,309)
                                               --------------    --------------

   Net other expense                                (531,640)         (658,795)
                                               --------------    --------------

   Earnings before income taxes                    1,410,096           404,311

Provision for income taxes                           514,685           157,681
                                               --------------    --------------

   Net earnings                                $     895,411     $     246,630
                                               ==============    ==============

Retained earnings:
   Balance at beginning of period              $   8,219,354     $   7,098,658
   Net earnings                                      895,411           246,630
                                               --------------    --------------

Balance at end of period                       $   9,114,765     $   7,345,288
                                               ==============    ==============


Net earnings per common and common
 equivalent share                              $         .24     $         .08
                                               ==============    ==============

See accompanying notes to unaudited consolidated condensed financial statements.


WSMP, INC. AND SUBSIDIARIES


                 Consolidated Condensed Statements of Cash Flows

               Six Months Ended August 15, 1997 and August 9, 1996
                                   (Unaudited)
                                                               1997             1996
                                                           ------------     ------------
Cash flows from operating activities:
 Net earnings                                              $   895,411      $   246,630
                                                           ------------     ------------

Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                              1,466,292        1,183,835
  Depreciation of properties leased to others                   42,225          130,488
  Decrease in deferred income taxes, net                       134,990          (50,578)
  Provision for losses on receivables                           24,633          143,206
  Net gain on dispositions of assets (net of write-downs)      (20,486)            (150)
  Other non-cash adjustments to earnings                       (77,004)          99,110
  Changes in operating assets and liabilities
   (net of effects from purchase of restaurant
   companies) providing (using) cash:
    Receivables                                             (3,623,432)        (263,010)
    Inventories                                               (726,883)        (991,915)
    Income taxes refundable, prepaid expenses and other        131,460           88,728
    Trade accounts payable and other accrued liabilities     2,457,915          718,380
                                                           ------------     ------------

Total adjustments                                             (190,290)       1,058,094
                                                           ------------     ------------

  Net cash provided by operating activities                    705,121        1,304,724
                                                           ------------     ------------

Cash flows from investing activities:
 Increase in marketable equity securities                      (20,680)          (2,169)
 Proceeds from sales of assets to others                     1,261,892          202,211
 Proceeds from sales of assets to related parties              310,000
 Decrease in related party notes receivables                   179,452          176,460
 Decrease in other notes receivable                            364,213          144,416
 Deposits, net of refunds                                      (27,632)         (14,670)
 Capital expenditures to related parties                      (342,851)        (126,155)
 Capital expenditures-others                                (1,457,207)        (733,875)
                                                           ------------     ------------
Net cash provided by (used in) investing activities            267,187         (353,782)
                                                           ------------     ------------

Cash flows from financing activities:
 Principal payments on long-term debt                       (2,379,936)        (740,816)
 Net repayments under short-term borrowing agreements         (497,601)
 Proceeds from exercise of stock options                        96,200
                                                           ------------     ------------

  Net cash used in financing activities                     (2,781,337)        (740,816)
                                                           ------------     ------------
Net increase (decrease) in cash and cash equivalents        (1,809,029)         210,126
Cash and cash equivalents at beginning of period             2,424,982          430,311
                                                           ------------     ------------

Cash and cash equivalents at end of period                 $   615,953      $   640,437
                                                           ============     ============



See accompanying notes to unaudited consolidated condensed financial statements.



                           WSMP, INC. AND SUBSIDIARIES


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of August 15, 1997 and February 28, 1997 and the results of operations for the fiscal quarters and six months ended August 15, 1997 and August 9, 1996 and the cash flows for the six months ended August 15, 1997 and August 9, 1996.


 2. The results of operations for the fiscal quarters and six months ended August 15, 1997 and August 9, 1996 are not necessarily indicative of the results to be expected for the full year.


 3. Financial statements for fiscal 1997 periods have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1998.


 4. Earnings (loss) per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal period. Common equivalent shares relate to outstanding stock options. The weighted average number of shares used in the calculations are 3,716,092 and 2,973,523 for the six months ended in 1997 and 1996, respectively. The weighted average number of shares used in the calculations for the second fiscal quarter in 1997 and 1996, are 3,748,561 and 2,760,338, respectively.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to interna-tional EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial state-ments. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion No. 15. The Company will adopt SFAS 128 in the quarter and year ending February 27, 1998. Had the new standard been applied in the quarter ended August 15, 1997, diluted EPS would have been the same as primary EPS under APB Opinion No. 15. Basic EPS would have been as follows:


                               Three Months Ended           Six Months Ended
                           ------------------------    ------------------------
                           August 15,    August 9,     August 15,    August 9,
                              1997          1996          1997          1996
                           ----------    ----------    ----------    ----------
       Basic EPS           $     .18     $    (.00)    $     .28     $     .09
                           ==========    ==========    ==========    ==========
       Weighted Average
       Number of Common
       Shares Outstanding   3,260,641     2,760,338     3,254,092     2,760,338
                           ==========    ==========    ==========    ==========


 5. The Company reports the results of its operations using a 52-53 week basis. In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.


 6.  A summary of inventories entering into cost of goods sold is:


                                         August 15,    February 28,     August 9,    February 23,
                                            1997           1997           1996           1996
                                        -----------    ------------   -----------    ------------
     Hams in curing process             $ 1,768,068    $ 1,734,178    $ 2,490,855    $ 1,326,420
     Other food (includes cured hams)     3,741,552      2,716,670      2,549,074      2,818,418
     Supplies                             1,548,305      1,760,142      1,505,627      1,408,803
                                        -----------    -----------    -----------    -----------

     Totals                             $ 7,057,925    $ 6,210,990    $ 6,545,556    $ 5,553,641
                                        ===========    ===========    ===========    ===========




 7. The Company has certain debt obligations that contain restrictive covenants. The Company was in compliance with these covenants at August 15, 1997.


 8. The Company has guaranteed a loan obligation of one of its franchisees in an amount not to exceed $322,000. The loan is secured by certain restaurant equipment purchased by the franchisee.


 9.  Supplemental cash flow disclosures - cash paid during the period for:

                               Six Months Ended
                     -----------------------------------
                     August 15, 1997      August 9, 1996
                     ---------------      --------------
     Interest            $ 654,378           $ 812,598
                     ===============      ==============
     Income taxes        $  10,595           $  14,666
                     ===============      ==============

     During the first quarter of fiscal 1998, the Company purchased fixed assets, goodwill and inventories of certain franchised restaurants in exchange for cash, the assumption of current and long-term liabilities, the issuance of long-term notes, and the forgiveness of a note receivable. Also, as part of the same transaction, the Company issued 98,750 shares of common stock in exchange for a non-competition agreement. Specific amounts relating to items purchased and consideration given are set forth in Note 10.

     During fiscal 1998, the Company sold its investment in two affiliated companies, accounted for under the equity method, for cash totaling $150,000 and notes receivables totaling $295,450.

     The Company acquired machinery and equipment totaling $81,877 through capital leases and the issuance of notes payable during fiscal 1998.

     During fiscal 1998, the Company issued 890 common shares to employees under its services award program. The fair value of the stock issued and the related expense recorded totaled $10,903.

     Accounts receivable totaling $61,420 and $53,595 were converted to notes receivable in fiscal 1998 and fiscal 1997, respectively.

     During fiscal 1997, the Company purchased a restaurant property by exchanging land with a book value of $260,236 and assuming a note payable in the amount of $527,695.


10. On March 1, 1997, the Company acquired fourteen franchised restaurants from various corporations predominantly owned by a former executive officer of the Company for a total purchase price of $3,767,500 payable as follows:
     $500 in cash; $352,780 in assumed current liabilities; $476,720 in assumed long-term liabilities; $125,000 in forgiveness of a note receivable from seller; $2,012,500 in common stock of the Company; and a two year 5% promissory note in the amount of $800,000. As part of this transaction, 223,611 shares of common stock were issued to the selling corporations. In addition, costs associated with the acquisition totaling $64,707 were
     capitalized as part of the transaction.   The acquisition price is
     allocated as follows: $1,203,413 to fixed assets, $2,477,481 to excess of cost over fair value of net assets of businesses acquired and $151,313 to restaurant inventories.

     In addition, existing lease agreements for eleven of the restaurant properties were assigned to the Company. Also the Company signed new lease agreements on the remaining three properties. All of these leases are classified as operating leases.

     Also as part of this transaction, the former executive officer, which was also the single largest franchisee, entered into a fifteen-year non-competition agreement with the Company in exchange for 98,750 shares of common stock valued at $888,750. These shares are restricted securities and their resale is subject to certain conditions.


11. On August 28, 1997, subsequent to the end of the current year second quarter, the board of directors declared a dividend of preferred stock purchase rights and established a new series of preferred stock issuable upon exercise of the rights. The preferred stock purchase rights were distributed to common stock shareholders of record on September 10, 1997, and will expire on September 10, 2007, unless redeemed earlier at $.001 right.

     The rights are designed to make it more likely that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against the use of coercive tactics to gain control of the Company. The rights also provide protection against a controlling shareholder taking advantage of its position by engaging in transactions for its benefit and to other shareholders detriment.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to operating revenue of the
Company:



                                          Relationship to Total Operating Revenue
                                    ----------------------------------------------------
                                       Three Months Ended           Six Months Ended
                                    ------------------------    ------------------------
                                    August 15,    August 9,     August 15,    August 9,
                                       1997          1996          1997          1996
                                    ----------    ----------    ----------    ----------
Restaurant food sales                  35.1%         32.3%         36.4%         31.1%
Manufacturing sales                    63.1          64.5          61.9          65.7
Franchise, royalty and other fees       1.8           3.2           1.7           3.2
                                    --------      --------      --------      --------

Total operating revenue               100.0         100.0         100.0         100.0

Cost of goods sold                     69.6          71.7          69.0          71.7
Operating expenses                     15.9          14.7          16.5          14.1
Selling, general and administrative
 expenses                               7.7           9.0           8.1           8.5
Depreciation and amortization           2.6           3.1           2.7           3.0
                                    --------      --------      --------      --------

Total operating income                  4.2           1.5           3.7           2.7
Net other income (expenses)             (.7)         (1.5)         (1.0)         (1.7)
                                    --------      --------      --------      --------

Earnings before income taxes            3.5            .0           2.7           1.0
Provision for income taxes              1.3            .0           1.0            .4
                                    --------      --------      --------      --------

Net earnings                            2.2%           .0%          1.7%           .6%
                                    ========      ========      ========      ========



The Company operates in three principal lines of business. Segment information is presented as follows:


                                   Three Months Ended                      Six Months Ended
                           ----------------------------------    ----------------------------------
                           August 15, 1997    August 9, 1996     August 15, 1997    August 9, 1996
                           ---------------    ---------------    ---------------    ---------------
Operating Revenues:
-------------------
Food processing              $ 17,349,671       $ 12,480,872       $ 32,649,839       $ 26,104,433
Restaurant operations           9,656,475          6,254,994         19,200,169         12,360,638
Restaurant franchising            477,112            627,287            928,904          1,277,437
                             -------------      -------------      -------------      -------------

 Total operating revenues    $ 27,483,258       $ 19,363,153       $ 52,778,912       $ 39,742,508
                             =============      =============      =============      =============

Operating Profits:
------------------
Food processing              $    913,267       $    283,213       $  1,618,039       $    896,237
Restaurant operations             957,000            683,427          1,901,625          1,392,106
Restaurant franchising            349,489            365,179            636,686            754,267
Corporate expenses             (1,065,781)        (1,040,367)        (2,214,614)        (1,979,504)
                             -------------      -------------      -------------      -------------

Operating Income                1,153,975            291,452          1,941,736          1,063,106

Other income (expense)            149,434            122,104            206,987            174,832
Interest expense                 (355,100)          (416,304)          (738,627)          (833,627)
                             -------------      -------------      -------------      -------------

Earnings (loss) before
 income taxes (benefit)      $    948,309       $     (2,748)      $  1,410,096       $    404,311
                             =============      =============      =============      =============



RESULTS OF OPERATIONS
---------------------

 Second Quarter Ended August 15, 1997 Compared with Second Quarter Ended August 9, 1996
 ------------------------------------------------------------------------------

 Consolidated food sales revenue increased $8.3 million, or 44.1%, to $27.0 million during the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997. Approximately $3.4 million of this increase occurred in the restaurant segment and is due to a net increase in the number of company owned units from twenty at the end of the second quarter of fiscal 1997 to thirty-four at the end of the current year second quarter. This increase in number of units reflects the purchase of thirteen Western Steer restaurants and one Prime Sirloin restaurant on March 1, 1997 from the single largest franchisee of the Company. These units were acquired primarily through the issuance of stock and the assumption of certain liabilities in a transaction accounted for under the purchase method of accounting (see Note
 10). In addition, the Company purchased three other Western Steer units during the first quarter of the current fiscal year from other franchise operators. The number of units added through these acquisitions were offset by the closing of two stores during the last two quarters of fiscal 1997, as well as the sale of a store at the beginning of the current quarter.

 The food processing segment accounted for the remaining $4.9 million increase in food sales revenue during the second quarter of fiscal 1998. Approximately $4.8 million relates to increased sales of items in the prepared foods category. This category represents fully cooked items that are sold frozen or refrigerated. It includes all items produced and packaged as part of the bakery and sandwich packaging operations, as well as items being developed and packaged for the developing home meal replacement market. Approximately $2.4 million of the increase relates to sales of sandwich items, with the remaining increase relating to sales of newly developed home meal replacement items.
 The ham curing division also experienced an increase in sales of approximately $111,000 during the second quarter of fiscal 1998 over the corresponding quarter of fiscal 1997.

 Franchise, royalty and other fees in the second quarter of fiscal 1998 declined 23.9%, or $150,000, over the comparable period in fiscal 1997. This decrease is attributed to a net decline in the number of franchise units from seventy at the beginning of the second quarter of fiscal 1997 to forty-seven at the end of the current quarter. A major factor in the decrease in franchise units is the Company's acquisition of seventeen franchise units during the first quarter of fiscal 1998 as discussed previously.

 Total operating income increased from $291,452 in the second quarter of fiscal 1997 to $1,153,975 in the second quarter of fiscal 1998. Approximately $630,000 of this increase occurred in the food processing segment. The ham curing division contributed $112,000 to this increase as a result of revenues increasing while costs were held relatively stable. The remaining increase in operating profits in the food processing segment reflects the increase in sales of prepared food items discussed above. The restaurant segment also experienced an increase in operating profits during the second quarter of fiscal 1998 over the comparable period of fiscal 1997. This increase, totaling approximately $274,000, is due to the increase in restaurant units and related revenues.


 Six Months Ended August 15, 1997 Compared with Six Months Ended August 9, 1996
 ------------------------------------------------------------------------------

 Consolidated food sales revenue increased $13.4 million, or 34.8%, during the first six months of fiscal 1998, compared to the first six months of fiscal 1997. Approximately $6.8 million of this increase occurred in the restaurant segment and is attributed to the net increase in company owned units as discussed previously. The food processing segment also experienced a significant increase in food sales revenue during the first half of fiscal 1998, compared with the corresponding period of the prior year. Total revenue for this segment increased $6.5 million, or 25.1%, during this period. The prepared foods division led this growth with sales from bakery and sandwich packaging operations increasing $3.0 million. In addition, new items developed for the home meal replacement market generated increased revenue totaling $3.8 million during the first six months of fiscal 1998. These increases helped offset a decrease in revenue in the ham curing division totaling $321,000 during the first six months of fiscal 1998.

 Franchise, royalty and other fees for the first half of fiscal 1998 declined $349,000 from the corresponding period of fiscal 1997. As discussed above, this is the result of the reduction in the overall number of franchise units, with a major portion of this reduction being attributed to the Company's acquisition of several franchise units.

 Total operating income increased $878,630, or 82.6%, in the first half of fiscal 1998, compared with the same period in fiscal 1997. The restaurant segment contributed approximately $510,000 of this increase as a result of the increase in number of company owned units as previously discussed. The food processing segment also experienced an increase in operating profits totaling $722,000 due to the increase in revenues during the first half of fiscal 1998. These increases in operating profits were offset by a decline in operating profits in restaurant franchising segment which is attributed to the decrease in the number of franchise units. In addition, corporate expenses increased $235,000 during the first six months of fiscal 1998, due primarily to increased legal and accounting costs incurred during the first quarter of fiscal 1998, as well as increased costs associated with investor relation activities.

 LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
 ---------------------------------------------------

 The Company had working capital of $2.7 million at August 15, 1997, reflecting little change from $2.9 million at February 28, 1997. Accounts receivable, inventories, and accounts payable increased between February 28, 1997, and August 15, 1997 as a result of the increased level of sales, while cash and cash equivalents decreased as described in the following paragraph. Working capital provided from operations and the sale of assets totaled $2.3 million and $1.6 million, respectively, and was used to fund capital expenditures and repayments on long-term debt totaling $1.8 million and $2.4 million respective-ly. Management anticipates growth in the working capital position of the Company as a result of continued profitability of operations and anticipated sales of certain non-core assets.

 Total cash and cash equivalents decreased during the first six months of fiscal 1998 from $2.4 million at February 28, 1997 to $615,953 at August 15, 1997. Profitable operations and the sale of certain assets during the first six months of fiscal 1998 generated cash totaling $705,000 and $1.6 million, respectively. This was offset by capital expenditures and repayments of long-term debt, as mentioned above, as well as reductions in short-term borrowings totaling $498,000.

 Total other assets increased from $6.1 million at February 28, 1997 to $8.2 million at August 15, 1997. This increase occurred as a result of the purchase of fourteen franchise units from the Company's largest franchisee. This transaction, as described in Note 10 to the financial statements, resulted in the Company recording $2.5 million as excess of cost over fair value of net assets of businesses acquired. In addition, a non-competition agreement was entered into with the former franchisee as part of this acquisition, resulting in the Company recording an asset for the covenant not to compete.



                           PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The annual meeting of Shareholders of WSMP, Inc. was held on June 27, 1997. The two matters submitted to the vote of the shareholders were the election of directors and a proposal to approve the WSMP, Inc. 1997 Incentive Stock Option Plan.

     The following directors were elected at the annual meeting:
     David R. Clark                  Lewis C. Lanier
     William R. McDonald, III

     The following directors continued in office after this meeting:
     Richard F. Howard               Richard F. Hendrickson
     James M. Templeton              Bobby G. Holman
     James C. Richardson, Jr.        E. Edwin Bradford

     The Board of Directors, unanimously approved and voted to recommend to the Shareholders the acceptance and approval of the proposed WSMP, Inc. 1997 Incentive Stock Option Plan. The Plan was approved by the Shareholders of WSMP, Inc. at this annual meeting.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
-------------------------------------------

     (a) Exhibits

             See Index to Exhibits

     (b) Reports on Form 8-K

             No reports on  Form 8-K were filed during the quarter ended
              August 15, 1997.





                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WSMP, INC.
                                 ----------





Date: September 29, 1997      By: JAMES C. RICHARDSON, JR.
     -------------------         -------------------------------
                                  James C. Richardson, Jr.
                                  (Chief Executive Officer)









Date: September 29, 1997      By: MATTHEW V. HOLLIFIELD
     -------------------         -------------------------------
                                  Matthew V. Hollifield
                                  (Vice President of Finance and
                                  Principal Accounting Officer)




                                INDEX TO EXHIBITS

For inclusion in Quarterly Report on Form 10-Q Quarter Ended August 15, 1997



Exhibit No.                                                    Page No.
-----------                                                    --------
    11           Computation of Per Share Earnings (Loss)         14