Form 10-Q
period 1997-11-07
WSMP INC
filed 1997-12-22
CIK 67494

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended  November 7, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at December 19, 1997
Common Stock, $1.00 par value                             3,498,859







                           WSMP, INC. AND SUBSIDIARIES

                                      INDEX


                                                  Page No.
                                                  --------

Part I. Financial Information:
                              ----------------------------


Item 1. Financial Statements
Consolidated Condensed Balance Sheets -
November 7, 1997 and February 28, 1997............  1-2

Consolidated Condensed Statements of
Operations and Retained Earnings -
Twelve Weeks Ended November 7, 1997
and November 1, 1996 and Thirty-six Weeks
Ended November 7, 1997 and November 1, 1996.......  3-4

Consolidated Condensed Statements of Cash
Flows - Thirty-six Weeks Ended November 7,
1997 and November 1, 1996.........................    5

Notes to Consolidated Condensed Financial
Statements........................................   6-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.. 10-14

Part II.  Other Information:
                            ------------------------------

Item 6.  Exhibits and Reports on Form 8-K.........   15

Signatures........................................   15

Index to Exhibits.................................   16

Exhibit 11 - Computation of Earnings per
 Common and Common Equivalent Share...............   17

Exhibit 99(a) - WSMP, Inc. and HERTH Management,
 Inc. Extension Agreement.........................  18-20

Exhibit 99(b) - Richardson Change of Control
 Agreement........................................  21-29

Exhibit 99(c) - Howard Change of Control
 Agreement........................................  30-38

Exhibit 99(d) - Clark Change of Control
 Agreement........................................  39-47

Exhibit 99(e) - Templeton Change of Control
 Agreement........................................  48-56

Exhibit 99(f) - Hefner Change of Control
 Agreement........................................  57-65




                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WSMP, INC. AND SUBSIDIARIES
----------------------------------------------------------

                      Consolidated Condensed Balance Sheets

                                                (Unaudited)
                                                November 7,   February 28,
ASSETS                                             1997          1997
------                                         -----------    -----------

Current assets:
 Cash and cash equivalents                     $   828,201    $ 2,424,982
 Marketable equity securities                      191,592        171,910
 Accounts receivable, net:
  Trade and other                                5,648,739      3,206,256
  Related party                                    165,087        254,744
 Current portion of notes receivable, net:
  Related party                                    472,602        563,644
  Other                                            543,515        409,996
 Inventories                                     7,816,408      6,210,990
 Prepaid expenses and other                        442,540        371,267
 Deferred income taxes                             421,576        454,259
                                               -----------    -----------

  Total current assets                          16,530,260     14,068,048
                                               -----------    -----------

Property, plant and equipment, net              23,054,518     22,952,785
                                               -----------    -----------

Other assets:
 Properties held for sale                        1,680,993      3,277,670
 Excess of cost over fair value of net assets
  of businesses acquired, net                    2,967,689        628,186
 Covenant not to compete                           847,731
 Noncurrent notes receivable                       570,747        470,345
 Noncurrent related party notes receivable       1,558,399        963,117
 Investment in affiliates                                         374,533
 Other                                             360,938        391,916
                                               -----------    -----------

  Total other assets                             7,986,497      6,105,767
                                               -----------    -----------

  Total assets                                 $47,571,275    $43,126,600
                                               ===========    ===========




                                                (Unaudited)
                                                November 7,   February 28,
LIABILITIES AND SHAREHOLDERS' EQUITY               1997          1997
------------------------------------           -----------    -----------

Current liabilities:
 Notes payable                                 $ 4,012,162    $ 4,027,776
 Current installments of long-term debt          1,531,868      1,297,792
 Trade accounts payable                          3,037,401      2,879,309
 Other accrued liabilities                       3,435,969      2,962,471
                                               -----------    -----------

  Total current liabilities                     12,017,400     11,167,348


Deferred income taxes                            1,198,854      1,247,504
Long-term debt, excluding current installments  10,454,334     12,422,150
                                               -----------    -----------

  Total liabilities                             23,670,588     24,837,002
                                               -----------    -----------

Commitments and Contingencies

Shareholders' equity:
 Preferred stock - par value $.10, authorized
  2,500,000 shares; no shares issued
 Common stock - par value $1, authorized
  10,000,000 shares; issued 3,373,859 shares
  at November 7, 1997 and 2,919,088 shares
  at February 28, 1997                           3,373,859      2,919,088
 Capital in excess of par value                 10,775,911      7,141,097
 Unrealized gain on securities available
  for sale                                          19,299         10,059
 Retained earnings                               9,731,618      8,219,354
                                               -----------    -----------

  Total shareholders' equity                    23,900,687     18,289,598
                                               -----------    -----------

  Total liabilities and shareholders' equity   $47,571,275    $43,126,600
                                               ===========    ===========



WSMP, INC. AND SUBSIDIARIES
----------------------------------------------------------

    Consolidated Condensed Statements of Operations and Retained Earnings

           Twelve Weeks Ended November 7, 1997 and November 1, 1996
                                  (Unaudited)
                                                   1997           1996
                                               -----------    -----------

Operating revenues:
Food sales                                     $23,321,903    $20,009,711
Franchise, royalty and other fees (includes
 related party transactions totaling $51,410
 in 1997 and $190,895 in 1996)                     420,985        578,311
                                               -----------    -----------
Total operating revenues                        23,742,888     20,588,022
                                               -----------    -----------

Costs and expenses:
Cost of goods sold (includes related party
 transactions totaling $109,827 in 1997 and
 $125,677 in 1996)                              15,920,141     15,065,992
Operating expenses (includes related party
 transactions totaling $297,070 in 1997 and
 $92,568 in 1996)                                4,101,920      2,776,643
Selling, general and administrative expenses
 (includes related party transactions totaling
 $396,491 in 1997 and $420,096 in 1996)          2,190,475      1,665,285
Depreciation and amortization                      753,432        595,344
                                               -----------    -----------

Total costs and expenses                        22,965,968     20,103,264
                                               -----------    -----------
Operating income                                   776,920        484,758
                                               -----------    -----------
Other income (expense):
 Other income (includes interest and related
  party transactions totaling $38,258 in 1997
  and $22,335 in 1996)                             161,362        156,949
 Net gain on dispositions and write-
  downs of assets (includes related party
  transactions totaling $365,781 in 1997 and
  $251,408 in 1996)                                533,079        257,380
 Equity in loss of affiliates                      (18,000)       (10,500)
 Interest expense (includes related party
  transactions totaling $45,489 in 1997 and
  $6,245 in 1996)                                 (341,338)      (451,749)
 Other expense (includes related party trans-
  actions totaling $30,595 in 1997 and $16,126
  in 1996)                                        (140,601)      (147,781)
                                               -----------    -----------

  Net other income (expense)                       194,502       (195,701)
                                               -----------    -----------

  Earnings before income tax                       971,422        289,057

Provision for income tax                           354,569        110,652
                                               -----------    -----------

  Net earnings                                 $   616,853    $   178,405
                                               ===========    ===========

Retained earnings:
  Balance at beginning of period               $ 9,114,765    $ 7,345,288
  Net earnings                                     616,853        178,405
                                               -----------    -----------

  Balance at end of period                     $ 9,731,618    $ 7,523,693
                                               ===========    ===========

Net earnings per common and common
 equivalent share                              $       .16    $       .06
                                               ===========    ===========


See accompanying notes to unaudited consolidated condensed financial statements.


WSMP, INC. AND SUBSIDIARIES


    Consolidated Condensed Statements of Operations and Retained Earnings

         Thirty-six Weeks Ended November 7, 1997 and November 1, 1996
                                 (Unaudited)
                                                   1997           1996
                                               -----------    -----------

Operating revenues:
 Food sales                                    $75,171,911    $58,474,782
 Franchise, royalty and other fees (includes
  related party transactions totaling $212,945
  in 1997 and $634,388 in 1996)                  1,349,889      1,855,748
                                               -----------    -----------
Total operating revenues                        76,521,800     60,330,530
                                               -----------    -----------

Costs and expenses:
 Cost of goods sold (includes related party
  transactions totaling $318,945 in 1997 and
  $396,380 in 1996)                             52,355,204     43,553,248
 Operating expenses (includes related party
  transactions totaling $881,597 in 1997 and
  $496,532 in 1996)                             12,826,558      8,388,051
 Selling, general and administrative expenses
  (includes related party transactions totaling
  $1,249,947 in 1997 and $1,345,079 in 1996)     6,450,900      5,062,188
Depreciation and amortization                    2,170,482      1,779,179
                                               -----------    -----------

Total costs and expenses                        73,803,144     58,782,666
                                               -----------    -----------
Operating income                                 2,718,656      1,547,864
                                               -----------    -----------
Other income (expense):
 Other income (including interest) (includes
  related party transactions totaling $100,975
  in 1997 and $152,054 in 1996)                    561,371        798,440
 Net gain on dispositions and write-
  downs of assets (includes related party
  transaction totaling $477,299 in 1997 and
  $251,408 in 1996)                                553,566        257,530
 Equity in loss of affiliates                      (14,000)       (95,000)
 Interest expense (includes related party
  transactions totaling $79,454 in 1997 and
  $24,193 in 1996)                              (1,079,965)    (1,285,376)
 Other expense (includes related party trans-
  actions totaling $95,159 in 1997 and
  $46,682 in 1996)                                (358,110)      (530,090)
                                               -----------    -----------

 Net other expense                                (337,138)      (854,496)
                                               -----------    -----------

  Earnings before income tax                     2,381,518        693,368

Provision for income tax                           869,254        268,333
                                               -----------    -----------

Net earnings                                   $ 1,512,264    $   425,035
                                               ===========    ===========


Retained earnings:
  Balance at beginning of period               $ 8,219,354    $ 7,098,658
  Net earnings                                   1,512,264        425,035
                                               -----------    -----------

Balance at end of period                       $ 9,731,618    $ 7,523,693
                                               ===========    ===========

Net earnings per common and common
 equivalent share                              $       .40    $       .14
                                               ===========    ===========

See accompanying notes to unaudited consolidated condensed financial statements.



WSMP, INC. AND SUBSIDIARIES



                 Consolidated Condensed Statements of Cash Flows

          Thirty-six Weeks Ended November 7, 1997 and November 1, 1996
                                   (Unaudited)
                                                              1997           1996
                                                          -----------    -----------
Cash flows from operating activities:
 Net earnings                                             $ 1,512,264    $   425,035
                                                          -----------    -----------
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
 Depreciation and amortization                              2,170,482      1,779,180
 Depreciation on properties leased to others                  154,841        194,668
 Increase in deferred income taxes, net                       (21,501)       (18,284)
 Provision for losses on receivables                           19,244        178,883
 Net gain on disposition of assets (net of write-downs)      (553,566)      (257,530)
 Other non-cash adjustments to earnings                       619,482        115,978
 Changes in operating assets and liabilities (net of
  effects from purchase of restaurant companies)
  providing (using) cash:
   Receivables                                             (2,452,990)    (1,262,187)
   Inventories                                             (1,485,366)      (891,603)
   Income taxes refundable, prepaid expenses and other        (42,542)       141,304
   Trade accounts payable and other accrued liabilities       392,246        687,334
                                                          -----------    -----------

Total adjustments                                          (1,199,670)       667,743
                                                          -----------    -----------

 Net cash provided by operating activities                    312,594      1,092,778
                                                          -----------    -----------

Cash flows from investing activities:
 Increase in marketable equity securities                      (4,908)        (3,508)
 Proceeds from sales of assets to others                    2,164,064        215,037
 Proceeds from sales of assets to related parties             950,000        785,000
 Decrease in related party notes receivables                  179,452        176,460
 Decrease in other notes receivable                           396,953        319,030
 Deposits, net of refunds                                       4,868        (14,887)
 Capital expenditures to related parties                     (342,851)      (289,131)
 Capital expenditures - others                             (2,645,201)      (777,673)
                                                          -----------    -----------

 Net cash provided by investing activities                    702,377        410,328
                                                          -----------    -----------
Cash flows from financing activities:
 Principal payments on long-term debt                      (3,092,338)    (1,657,017)
 Net payments under short-term borrowing agreements           (15,614)
 Proceeds from exercise of stock options                      496,200
                                                          -----------    -----------

 Net cash used in financing activities                     (2,611,752)    (1,657,017)
                                                          -----------    -----------
Net decrease in cash and cash equivalents                  (1,596,781)      (153,911)
Cash and cash equivalents at beginning of period            2,424,982        430,311
                                                          -----------    -----------

Cash and cash equivalents at end of period                $   828,201    $   276,400
                                                          ===========    ===========



See accompanying notes to unaudited consolidated condensed financial statements.


                          WSMP, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of November 7, 1997 and February 28, 1997, the results of operations for the fiscal quarters and thirty-six weeks ended November 7, 1997 and November 1, 1996 and the cash flows for the thirty-six weeks ended November 7, 1997 and November 1, 1996.


 2. The results of operations for the fiscal quarters and thirty-six weeks ended November 7, 1997 and November 1, 1996 are not necessarily indicative of the results to be expected for the full year.


 3. Financial statements for fiscal 1997 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1998.


 4. Earnings per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each fiscal period. Common equivalent shares relate to outstanding stock options. The weighted average number of shares used in the calculation are 3,752,632 and 3,023,596 for the thirty-six weeks ended in 1997 and 1996, respectively. The weighted average number of shares used in the calculation for the third fiscal quarter ended in 1997 and 1996, are 3,808,286 and 3,114,571, respectively.

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and cannot be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.
    Diluted EPS is similar to fully diluted EPS pursuant to Accounting Princi-ples Board (APB) Opinion No. 15. The Company will adopt SFAS 128 in the quarter and year ending February 27, 1998. Had the new standard been applied in the quarter ended November 7, 1997, diluted EPS would have been the same as primary EPS under APB Opinion No. 15.

    Basic EPS would have been as follows:

                           Twelve Weeks Ended        Thirty-six Weeks Ended
                        -------------------------   -------------------------
                        November 7,   November 1,   November 7,   November 1,
                          1997          1996          1997          1996
                        -----------   -----------   -----------   -----------
    Basic EPS                  .19           .06           .47           .15
                        ===========   ===========   ===========   ===========
    Weighted Average
     Number of Common
     Shares Outstanding  3,242,549     2,760,338     3,242,055     2,760,338
                        ===========   ===========   ===========   ===========


 5. The Company reports the results of its operations using a 52-53 week basis. In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.


 6. A summary of inventories entering into cost of goods sold is:



                                      November 7,   February 28,  November 1,   February 23,
                                         1997          1997          1996          1996
                                      -----------   -----------   -----------   -----------
    Hams in curing process            $ 1,248,506   $ 1,734,178   $ 1,655,574   $ 1,326,420
    Other food (includes cured hams)    5,063,877     2,716,670     3,089,247     2,818,418
    Supplies                            1,504,025     1,760,142     1,700,423     1,408,803
                                      -----------   -----------   -----------   -----------

    Totals                            $ 7,816,408   $ 6,210,990   $ 6,445,244   $ 5,553,641
                                      ===========   ===========   ===========   ===========



 7. The Company has certain debt obligations that contain restrictive covenants. The Company was in compliance with these covenants at November 7, 1997.

 8. The Company has guaranteed loan obligations of two of its franchisees in an amount not to exceed $612,000. The loans are secured by certain restaurant equipment and restaurant real estate purchased by the franchisees.

 9. Supplemental cash flow disclosures - cash paid during the period for:

                      Thirty-six Weeks Ended
                     -------------------------
                     November 7,   November 1,
                        1997          1996
                     -----------   -----------
    Interest         $   939,313   $ 1,143,289
                     ===========   ===========
    Income taxes     $   260,595   $    14,666
                     ===========   ===========

    During the first quarter of fiscal 1998, the Company purchased fixed assets, goodwill and inventories of certain commonly controlled franchised units in exchange for cash, the assumption of current and long-term liabilities, the issuance of long-term notes, and the forgiveness of a note receivable. Also, as part of the same transaction, the Company issued 98,750 shares of common stock in exchange for a non-competition agreement. Specific amounts relating to items purchased and consideration given are set forth in Note 10.

    During fiscal 1998, the Company sold its investment in two affiliated companies, accounted for under the equity method, for cash totaling $150,000 and notes receivables totaling $295,450.

    The Company acquired machinery and equipment totaling $81,877 through capital leases and the issuance of notes payable during fiscal 1998.

    During fiscal 1998, the Company issued 1,380 common shares to employees under its services award program. The fair value of the stock issued and the related expense recorded totaled $21,616.

    Accounts receivable totaling $84,494 and $53,595 were converted to notes receivable in fiscal 1998 and fiscal 1997, respectively.

    The company received notes receivable totaling $1,110,000 from the sale of property, plant and equipment in fiscal 1998.

    During fiscal 1997, the Company purchased a restaurant property by exchanging land with a book value of $260,236 and assuming a note payable in the amount of $527,695.

10. On March 1, 1997, the Company acquired fourteen franchised restaurants from various corporations predominantly owned by a former executive officer of the Company for a total purchase price of $3,767,500 payable as follows:
    $500 in cash; $352,780 in assumed current liabilities; $476,720 in assumed long-term liabilities; $125,000 in forgiveness of a note receivable from seller; $2,012,500 in common stock of the Company; and a two year 5% promis-sory note in the amount of $800,000. As part of this transaction, 223,611 shares of common stock were issued to the selling corporations. In addition, costs associated with the acquisition totaling $64,707 were
    capitalized as part of the transaction.   The acquisition price is allocated
    as follows: $1,203,413 to fixed assets, $2,477,481 to excess of cost over fair value of net assets of businesses acquired and $151,313 to restaurant inventories.

    In addition, existing lease agreements for eleven of the restaurant properties were assigned to the Company. Also the Company signed new lease agreements on the remaining three properties which are classified as operating leases.

    Also as part of this transaction, the former executive officer, who was also the single largest franchisee, entered into a fifteen-year non-competition agreement with the Company in exchange for 98,750 shares of common stock valued at $888,750. These shares are restricted securities and their resale is subject to certain conditions.

11. On August 28, 1997, the board of directors declared a dividend of preferred stock purchase rights and designated a series of the already authorized and unissued preferred stock as being issuable upon exercise of the rights. The preferred stock purchase rights were distributed to common stock shareholders of record on September 10, 1997, and will expire on September 10, 2007, unless redeemed earlier at $.001 right.

    The rights are designed to make it more likely that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against the use of coercive tactics to gain control of the Company. The rights also provide protection against a controlling shareholder taking advantage of its position by engaging in transactions for its benefit to the detriment of other shareholders.

12. HERTH Management, Inc. provides management services to WSMP, Inc., under a contract approved by the shareholders at their 1995 annual meeting. Under the terms of the contract, which was originally scheduled to expire in 1999, HERTH receives annual compensation of $1.5 million and in exchange, provides the management services of four senior executive officers, including the Chairman, Chief Executive Officer, and President of the Company. On August 28, 1997, the board of directors extended this contract until 2002.

13. On August 29, 1997, the Company entered into a Change of Control Agreement with five senior executive officers. The agreement provides these officers with certain benefits if a change in control occurs (as defined). Payments under the agreement are payable upon a change in control, whether or not employment is terminated. The terms of each agreement is ten years unless it earlier expires upon termination of the executives employment.

14. On November 14, 1997, WSMP, Inc. and Sagebrush, Inc., signed a definitive agreement whereby WSMP would acquire Sagebrush in a stock-for-stock merger of the two companies in a transaction to be accounted for as a pooling of interest. Under the agreement and plan of merger, the exchange ratio is .3214 shares of WSMP common stock for each share of Sagebrush common stock. The exchange ratio will be subject to adjustment in the event that the average closing price per share of the WSMP common stock for a designated 10-day period prior to the merger is less than $21.78 or greater than $23.34. The adjustment factor is designed to assure that the market value of the WSMP common stock (determined based upon such average closing price) exchanged for each share of Sagebrush common stock is not less than $7.00 nor more than $7.50 per share of Sagebrush common stock.

    As part of the negotiations leading to the execution of the definitive agreement, the parties negotiated an Employment and Non-Competition Agree-ment with Sagebrush President L. Dent Miller and a Consulting and Non-Competition Agreement with Sagebrush Chairman Charles F. Connor, Jr. Miller and Connor also agreed that each would vote the Sagebrush shares they own or control in favor of the merger.

    The merger remains subject to customary closing conditions, including approval of the merger by the shareholders of both WSMP and Sagebrush. WSMP and Sagebrush will prepare a joint proxy statement and prospectus in connection with the meetings of their shareholders, and the WSMP common stock to be issued in the merger will be offered only by means of such joint proxy statement and prospectus. Shareholders meetings are anticipated to occur in late January and the merger, if approved, will be consummated promptly thereafter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to operating revenue of the
Company:


                                            Relationship to Total Operating Revenue
                                     -----------------------------------------------------
                                         Twelve Weeks Ended        Thirty-six Weeks Ended
                                     -------------------------   -------------------------
                                     November 7,   November 1,   November 7,   November 1,
                                         1997          1996          1997          1996
                                     -----------   -----------   -----------   -----------
Restaurant food sales                    36.9%         30.1%         36.5%         30.8%
Food processing sales                    61.4          67.1          61.7          66.2
Franchise, royalty and other fees         1.7           2.8           1.8           3.0
                                      ---------     ---------     ---------     ---------

  Total operating revenue               100.0         100.0         100.0         100.0

Cost of goods sold                       67.1          73.2          68.4          72.2
Operating expenses                       17.3          13.5          16.8          13.9
Selling, general and administrative
 expenses                                 9.2           8.1           8.4           8.5
Depreciation and amortization             3.1           2.9           2.8           2.9
                                      ---------     ---------     ---------     ---------

Total operating income                    3.3           2.3           3.6           2.5
Net other income (expenses)                .8           (.9)          (.5)         (1.4)
                                      ---------     ---------     ---------     ---------

Earnings before income tax                4.1           1.4           3.1           1.1
Provision for income tax                  1.5            .5           1.1            .4
                                      ---------     ---------     ---------     ---------

Net earnings                              2.6%           .9%          2.0%           .7%
                                      =========     =========     =========     =========



The Company operates in three principal lines of business. Segment information is presented as follows:



                                     Twelve Weeks Ended                  Thirty-six Weeks Ended
                            -----------------------------------   -----------------------------------
                            November 7, 1997   November 1, 1996   November 7, 1997   November 1, 1996
                            ----------------   ----------------   ----------------   ----------------
Operating Revenues:
-------------------
Food processing sales         $ 14,568,648       $ 13,817,910       $ 47,218,487       $ 39,922,343
Restaurant food sales            8,753,255          6,191,801         27,953,424         18,552,439
Franchise, royalty and
 other fees                        420,985            578,311          1,349,889          1,855,748
                              ------------       ------------       ------------       ------------

Total operating revenues      $ 23,742,888       $ 20,588,022       $ 76,521,800       $ 60,330,530
                              ============       ============       ============       ============

Operating Profits:
------------------
Food processing               $  1,195,570       $    375,390       $  2,813,609       $  1,271,627
Restaurant operations              514,981            736,522          2,416,606          2,117,117
Restaurant franchising             303,301            324,227            939,987          1,078,494
Corporate expenses              (1,236,932)          (951,381)        (3,451,546)        (2,919,374)
                              ------------       ------------       ------------       ------------
Operating Income                   776,920            484,758          2,718,656          1,547,864

Other income (expense)             535,840            256,048            742,827            430,880
Interest expense                  (341,338)          (451,749)        (1,079,965)        (1,285,376)
                              ------------       ------------       ------------       ------------

Earnings before income tax    $    971,422       $    289,057       $  2,381,518       $    693,368
                              ============       ============       ============       ============





RESULTS OF OPERATIONS
---------------------

Third Quarter Ended November 7, 1997 Compared With Third Quarter Ended November 1, 1996
----------------------------------------------------------------------

 Revenues
 --------

 Restaurant Revenues: Restaurant food sales increased $2.6 million, or 41%, to $8.8 million during the third quarter of fiscal 1998, compared to the third quarter of fiscal 1997. Food sales increased $2.9 million due to a net increase in the number of company owned units from nineteen at the end of the third quarter of fiscal 1997 to thirty-two at the end of the current year third quarter. This increase in number of units reflects the acquisition of thirteen Western Steer restaurants and one Prime Sirloin restaurant on March 1, 1997 from the single largest franchisee of the Company. These units were acquired primarily through the issuance of stock and the assumption of certain liabilities in a transaction accounted for under the purchase method of accounting (see Note 10). In addition, the Company purchased three other Western Steer units during the first quarter of the current fiscal year from other franchise operators. Sales increases resulting from units added through these acquisitions were offset by the closing of one unit during the final quarter of fiscal 1997, as well as the closing of three units during the first nine months of the current fiscal year. In addition, same store sales declined approximately $325,000, or 6.5%, primarily due to new competition entering certain existing markets.

 Food Processing Revenues: Revenues from the food processing segment increased $751,000, or 5.4%, during the third quarter of fiscal 1998 over the comparable period of fiscal 1997. This increase occurred in the prepared foods division, which showed an increase of $1.1 million, and was primarily driven by increased demand from a significant customer. This division produces and packages fully cooked items that are sold frozen or refrigerated. It includes all items produced and packaged as part of the bakery and sandwich packaging operations, as well as items being developed and packaged for the developing home meal replacement market. The revenue increase in the prepared foods division was offset by a reduction in revenue totaling $380,000 in the ham curing division, which reflects a planned reduction in sales of lower margin items.

 Franchise Royalty and Other Fees: Franchise, royalty and other fees decreased $157,000, or 27.2%, during the third quarter of fiscal 1998, compared with the corresponding period of the previous year. This decrease is attributed to a net decline in the number of franchise units from sixty-seven at the beginning of the second quarter of fiscal 1997 to forty-seven at the end of the current quarter. A major factor in the decrease in franchise units is the Company's acquisition of seventeen franchise units during the first quarter of fiscal 1998 as discussed previously.


 Costs and Expenses
 ------------------

 Cost of Goods Sold: Cost of goods sold as a percentage of operating revenue decreased to 67.1% during the third quarter of fiscal 1998 from 73.2% during the corresponding period of the previous year. This improvement can be attributed to a shift in total revenues between the food processing segment and the restaurant segment, as well as margin improvements in the food processing segment. The restaurant segment, which experiences higher margins than the food processing segment, accounted for 37.5% of total food sales in the third quarter of fiscal 1998, compared with 30.9% in same quarter of fiscal 1997. In addition, margin improvements were realized in the food processing segment, as cost of goods sold as percentage of that segment's revenue decreased to 86.3% from 92.3% during the previous third quarter.
 This margin improvement occurred in the prepared foods division due to increased revenues, and in the ham curing division due to a shift in sales toward higher margin products.

 Operating Expenses: Operating expenses include indirect costs associated with restaurant product sales and other revenues, which consist of franchise, royalty and other fees earned. Operating expenses as a percentage of operating revenue increased to 17.3% during the third quarter of fiscal 1998, compared to 13.5% during the same quarter of fiscal 1997. A major factor contributing to this increase is the shift in total revenue distribution toward the restaurant segment, which generates the highest proportion of operating expense. In addition, within the restaurant segment, the company experienced an increase in operating expense as a percentage of that segment's revenues from 42.0% in the third quarter of 1997 to 46.1% in the current quarter.
 This increase relates primarily to rent expense on the seventeen stores acquired in the current year (see Note 10).

 Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $525,000 during the third quarter of fiscal 1998 over the comparable period of fiscal 1997. Approximately $193,000 of the increase occurred in the restaurant segment as a result of the increase in number of company units. In addition, corporate expenses increased $264,000 during the quarter; due primarily to nonrecurring increases in legal and accounting costs, as well as increases in investor relations costs.

 Depreciation and Amortization Expense: Depreciation and amortization expense increased $158,000 during the quarter ended November 7, 1997, as compared with the third quarter of fiscal 1997. The majority of this increase relates to the amortization of the goodwill and the covenant not to compete which were recorded as part of the acquisition of the fourteen restaurants at the beginning of the current fiscal year (see Note 10).

 Other Income (Expense): Net other income totaled $195,000 during the first thirty-six weeks of fiscal 1998, compared with net other expense totaling $196,000 during the corresponding period of fiscal 1997. This change reflects a reduction in interest expense totaling $110,000, resulting from debt reductions, as well as additional gains on the sale of assets totaling $276,000.



Thirty-six Weeks Ended November 7, 1997 Compared with Thirty-six Weeks Ended November 1, 1996
----------------------------------------------------------------------------

 Revenues
 --------

 Restaurant Revenues: Restaurant food sales for the thirty-six weeks of fiscal 1998 totaled $28.0 million, representing an increase of $9.4 million from the same period of fiscal 1997. This increase is attributed to the net increase in company owned units as discussed previously. Same store sales for the current thirty-six week period remained consistent with the prior year period, decreasing only 0.3%.

 Food Processing Revenue: Revenues from the food processing segment increased $7.3 million, or 18.3%, during the first thirty-six weeks of fiscal 1998 over the comparable prior year period. This increase occurred in the prepared foods division which experienced an increase totaling $8.0 million. Approximately $4.0 million of the increase relates to sales of frozen sandwich items, with the remaining increase relating to sales of newly developed home meal replacement items. This increase helped offset a decrease in revenue in the ham curing division during the corresponding period totaling $691,000, which reflects a planned reduction in sales of lower margin items.

 Franchise Royalty and Other Fees: Franchise royalty and other fees for the first thirty-six weeks of fiscal 1998 declined $506,000 from the corresponding period of fiscal 1997. This decrease is attributed to a net decline in the number of franchise units from seventy-three at the beginning of fiscal 1997 to forty-seven at the end of the third quarter of fiscal 1998. As discussed previously, a major portion of this reduction is the result of the Company's acquisition of several franchise units during fiscal 1998.

 Costs and Expenses
 ------------------

 Cost of Goods Sold: Cost of goods sold as a percentage of operating revenue decreased to 68.4% during the first thirty-six weeks of fiscal 1998 from 72.2% during the corresponding period of the previous year. This improvement is the result of a shift in total revenues between the food processing segment and the restaurant segment, as well as margin improvements in the food processing segment. The restaurant segment, which experiences higher margins than the food processing segment, accounted for 37.2% of total food sales in the third quarter of fiscal 1998, compared with 31.7% in same quarter of fiscal 1997.
 In addition, margin improvements were realized in the food processing segment, as cost of goods sold as percentage of that segment's revenue decreased to
 88.9% from 91.7% during the previous thirty-six week period.   This
 improvement is attributable to the same factors discussed previously for the quarterly results.

 Operating Expenses: Operating expenses as a percentage of operating revenue increased to 16.8% during the first thirty-six weeks of fiscal 1998, compared to 13.9% during the same period in fiscal 1997. Since these expenses are associated primarily with the restaurant segment, this increase is primarily due to the shift in total revenue distribution toward the restaurant segment, which generates the highest proportion of operating expenses. In addition, within the restaurant segment, the company experienced an increase in operating expenses as a percentage of that segment's revenues from 42.4% during the first three quarters of fiscal 1997 to 45.0% for the current period. As previously discussed, this increase relates primarily to rent expense on the seventeen stores acquired in the current year (see Note 10).

 Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $1.4 million through the third quarter of fiscal 1998 over the comparable period of fiscal 1997. Approximately $638,000 of the increase occurred in the restaurant segment as a result of the increase in number of company units. In addition, selling expenses increased $284,000 in the food processing segment as part of efforts to bring about the increase
 in sales discussed previously.     Corporate expenses also increased during
 the current thirty-six week period; due primarily to nonrecurring increases in legal and accounting costs, as well as increases in investor relations costs.

 Depreciation and Amortization Expense: Depreciation and amortization expense increased $391,000 during the period November 7, 1997, as compared with the same period of fiscal 1997. The majority of this increase relates to the amortization of the goodwill and the covenant not to compete which were recorded as part of the acquisition of the fourteen restaurants at the beginning of the current fiscal year (see Note 10).

 Other Income (Expense): Net other expense totaled $337,000 during the first thirty-six weeks of fiscal 1998, compared with $854,000 during the corresponding period of fiscal 1997. This decrease reflects a reduction in interest expense totaling $205,000, resulting from debt reduction, as well as additional gains on the sale of assets totaling $296,000.

 Provision for Income Taxes: For the thirty-six weeks ended on November 7, 1997, the Company's effective tax rate is 36.5%. This reflects a combined federal and state rate of 37.6%, reduced by the effect of certain tax credits earned during the current year. The reduction in the effective tax rate from the previous year is due primarily to higher income earnings during fiscal 1998 in states with lower income tax rates.



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
---------------------------------------------------

 The Company had working capital of $4.5 million at November 11, 1997, reflecting an increase of $1.6 million from February 28, 1997. Accounts receivable, inventories, and accounts payable increased between February 28, 1997, and November 7, 1997 as a result of the increased level of sales. Cash and cash equivalents decreased during the first thirty-six weeks of fiscal 1998 from $2.4 million at February 28, 1997 to $828,000 at November 7, 1997. Profitable operations, the sale of certain assets, and proceeds received from exercise of stock options during the first thirty-six weeks of fiscal 1998 generated cash totaling $313,000, $3.1 million, and $496,000, respectively. This was offset by capital expenditures and repayments of long-term debt totaling $3.0 million and $3.1 million, respectively.

 Total other assets increased from $6.1 million at February 28, 1997 to $8.0 million at November 7, 1997. Part of this change is attributable to the purchase of the fourteen franchise units from the Company's largest franchisee. This transaction, as described in Note 10 to the financial statements, resulted in the Company recording $2.5 million as excess of cost over fair value of net assets of businesses acquired. In addition, a non-competition agreement was entered into with the former franchisee as part of this acquisition, resulting in the Company recording an asset for the covenant not to compete. Also contributing to the change in total other assets is the sale of certain properties held for sale during the first thirty-six weeks of fiscal 1998. As part of these and other property sales, the Company received notes totaling $1.1 million, resulting in the increase in total noncurrent notes receivable.

 During fiscal 1997, the Company entered into an agreement with a bank to provide a $6.0 million revolving credit facility which is secured by a lien upon the Company's manufacturing inventory and receivables. At November 7, 1997, approximately $4.0 million was outstanding under this facility. Management believes that this facility is adequate to meet the current operating needs of the company, and that the ability exists to obtain such additional credit facilities as is necessary to support future working capital needs. In addition, the Company does not have any significant commitments for future capital expenditures.



SUBSEQUENT EVENT
----------------

On November 14, 1997, WSMP, Inc. and Sagebrush, Inc. signed a definitive agreement whereby WSMP would acquire Sagebrush in a stock-for-stock merger of the two companies in a transaction to be accounted for as a pooling of interests. Under the terms of the agreement, the exchange ratio, which is subject of adjustment in certain circumstances, is .3214 shares of WSMP common stock for each share of Sagebrush common stock. The merger remains subject to customary closing conditions, including approval by shareholders of both companies. Shareholder meetings are anticipated to occur in late January and the merger, if approved, will be consummated promptly thereafter. (See Note 14)



YEAR 2000 ISSUES
----------------

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. "Year 2000" issues affect virtually all companies and organizations, including WSMP, Inc. The Company has engaged its independent accountants to study aspects of its information systems and to make recommendations with a view to upgrading and improving such systems. WSMP management expects to identify and resolve WSMP's specific "Year 2000" issues as part of this study and the implementation of its advisors' recommendations.



CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION
------------------------------------------------------

 Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include without limitation: adverse changes in economic, weather or other conditions in the geographic area in which the Company's restaurants are located; risks associated with the Company's creation of new products; additional costs due to increased prices of raw hams; increased competition; adverse changes in consumer preferences for country ham or bakery products; adverse changes in the availability of supplies; adverse changes in governmental regulation relating to the Company's business; the loss or suspension of any of the Company's licenses or permits; the loss of the services of any of the Company's key management or other personnel; and other factors that generally effect the Company's operations and the restaurant industry in general.



                           PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
-------------------------------------------

     (a) Exhibits

      See Index to Exhibits

     (b) Reports on Form 8-K

Three reports on Form 8-K were filed during the quarter ended November 7, 1997.

   1) A Current Report dated August 28, 1997 concerned WSMP Inc.'s adoption of a Shareholder Rights Plan and entering into the Rights Agreement with American Stock Transfer and Trust Co. as Trustee.

   2) A Current Report dated September 25, 1997 concerned WSMP, Inc. signing a letter of intent with Sagebrush, Inc. to acquire Sagebrush, Inc. in a stock-for-stock merger.

   3) A Current Report dated November 14, 1997 concerned WSMP, Inc. and Sagebrush, Inc. entering into a definitive Agreement and Plan of merger concerning WSMP's acquisition of Sagebrush, Inc. in a stock-for-stock merger.





                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WSMP, INC.
                               ----------



Date  DECEMBER 22, 1997        By: JAMES C. RICHARDSON, JR.
     ----------------------       ------------------------------
                                  James C. Richardson, Jr.
                                  (Chief Executive Officer)





Date  DECEMBER 22, 1997        By: MATTHEW V. HOLLIFIELD
     ----------------------       ------------------------------
                                  Matthew V. Hollifield
                                  (Vice President of Finance and
                                  Chief Accounting Officer)




                                INDEX TO EXHIBITS

For inclusion in Quarterly Report on Form 10-Q Quarter Ended November 7, 1997



Exhibit No.                                            Page No.
-----------                                            --------

     11         Computation of Earnings Per Common
                  and Common Equivalent Share              17

  99(a)         WSMP, Inc. --HERTH Management, Inc.
                  Extension Agreement                     18-20

  99(b)         Richardson Change of Control Agreement    21-29

  99(c)         Howard Change of Control Agreement        30-38

  99(d)         Clark Change of Control Agreement         39-47

  99(e)         Templeton Change of Control Agreement     48-56

  99(f)         Hefner Change of Control Agreement        57-65