Form 10-K
period 1998-02-27
FRESH FOODS INC
filed 1998-05-28
CIK 67494

                                                                FILE NO. 0-7277
===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                 ----------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT

         Pursuant to Section 13 of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended February 27, 1998

                -----------------------------------------------

                               FRESH FOODS, INC.

                         Incorporated in North Carolina

CLAREMONT, NORTH CAROLINA 28610                        56-0945643
(704) 459 - 7626                          (I.R.S. Employer Identification No.)

                -----------------------------------------------

                   Securities filed pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                      COMMON STOCK, PAR VALUE $1 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Fresh Foods, Inc. Common Stock outstanding as of May 1, 1998 was 5,902,619. The aggregate market value of Fresh Foods, Inc. Common Stock held by nonaffiliates of Fresh Foods, Inc. as of May 1, 1998 was $50,089,046.

DOCUMENTS OF WHICH PORTIONS                       PARTS OF FORM 10-K INTO WHICH PORTIONS
ARE INCORPORATED BY REFERENCE                          OF DOCUMENTS ARE INCORPORATED
--------------------------------------            ---------------------------------------
Proxy Statement for Fresh Foods, Inc.                              III
   Annual Meeting of Shareholders to be
   held on June 25, 1998

===============================================================================

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

         Fresh Foods, Inc. (the "Company" or "Fresh Foods") is a producer and marketer of fully-cooked branded and private label microwaveable sandwiches for the domestic foodservice and home meal replacement ("HMR") markets. The Company sells its high-quality, value-added products through various distribution channels under the Mom 'n' Pop's brand name. In addition to its food processing business, the Company owns and operates 61, and franchises an additional 42, restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts.

         The Company's predecessor was founded in 1966 to own and operate restaurants, initially under the Mom 'n' Pop's Ham House concept and later under the Western Steer Family Steakhouse and other concepts. The Company's food processing business was originally developed to support these restaurants, but has grown independently to become the Company's principal business and the primary focus of its growth strategy. In order to enhance the value of the Company's restaurant business, the Company merged with Sagebrush, Inc. in January 1998 and is converting most of its existing restaurants to the successful Sagebrush concept. This combination was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16, and accordingly, all prior period consolidated financial statements presented have been restated to include the combined financial position, results of operations and cash flows of Sagebrush.

         In May 1998, the Company, formerly known as WSMP, Inc., changed its name to Fresh Foods, Inc. The new name identifies the Company with the food service industry, projects a positive image about the food products produced and acknowledges that the Company is more than a restaurant company. The name change should have no major impact on the Company's business, other than to make it more recognizable, emphasize its corporate identity as a multi-faceted food service company and de-emphasize its identity with particular restaurant concepts.

         The Company's fiscal year ended February 23, 1996 is referred to herein as "fiscal 1996"; its fiscal year ended February 28, 1997 is referred to herein as "fiscal 1997"; and its fiscal year ended February 27, 1998 is "fiscal 1998."

BUSINESS SEGMENTS

         The Company operates in two principal business segments: food processing operations and restaurant operations. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense, and capital expenditures, for each of the Company's business segments for fiscal 1998 is contained herein in Item 8: Financial Statements and Supplementary Data, under the caption "Lines of Business."

FOOD PROCESSING

PREPARED FOODS DIVISION

         The Company's prepared foods division produces a variety of fully cooked items that are sold frozen or refrigerated to retail and institutional customers. This division includes all items produced and packaged as part of the existing bakery and sandwich packaging operations, as well as other items being developed and packaged for the developing HMR market.

         Within its bakery and sandwich packaging operations, the Company produces a variety of biscuits, yeast rolls and other flour-based products. The Company purchases flour, yeast, sugar and shortening, which are blended, using technologically-advanced equipment and the Company's proprietary recipes, kneaded into dough, rolled, cut and baked into yeast rolls and biscuits. Its biscuits are sold both plain and as sandwiches filled with items such as sausage, cheese, eggs and country ham. These frozen products are directly marketed under the "Mom 'n' Pop's" brand name to institutional buyers, vending companies, delicatessens and supermarkets and are also packed for several of Fresh Foods' customers under private labels. The Company's yeast rolls are used primarily in frozen microwavable sandwiches. The Company packs microwavable hamburger, cheeseburger, chicken, barbecue and other sandwiches using its own fresh baked yeast rolls for two customers under custom manufacturing agreements. In addition, similar sandwiches are produced under the "Mom 'n'' Pop's" brand name and marketed directly to supermarkets, vending companies and institutional buyers.

         The Company has recently entered into licensing agreements with Hardee's Food Systems, Inc. ("Hardee's"), Checkers Drive-In Restaurants, Inc. ("Checkers"), Rally's Hamburgers, Inc. ("Rally's") and GB Foods Corp. ("Green Burrito") to begin producing and marketing microwaveable Hardee's, Checkers and Rally's sandwiches and to market Green Burrito products through the Company's existing distribution channels beginning in the summer of 1998. The Company believes that the introduction of these widely-recognized, branded products will further enhance the Company's leading position in the microwaveable sandwich market.

         During fiscal 1997, the Company announced its entry into the HMR category, including individually packaged, refrigerated meats, vegetables, desserts and other items for sale through supermarkets. In addition, the Company is developing a line of fully-prepared fresh sandwiches to be sold into the convenience store, vending machine and grocery store markets beginning in the summer of 1998. The Company has developed experience in the HMR field over the last two years as a result of other research and development efforts in its bakery operations. The Company recently constructed a fresh sandwich production "clean room" with the capacity to prepare and package 500,000 fresh sandwiches per week. This facility utilizes modified atmosphere packaging ("MAP") technology by using specialized tray and barrier films in modified atmosphere packaging of HMR items. This technology enables the Company to sell to distributors fresh sandwiches with extended shelf lives. The Company expects to produce a complete line of fresh sandwiches at this facility, including traditional choices such as ham-and-cheese, turkey-and-cheese and bologna-and-cheese sandwiches.

         The ingredients used in the bakery and sandwich packaging operation are purchased primarily from five vendors, but alternative sources are available. The bakery and sandwich products are then either sold to foodservice customers or combined with meat and other fillings to create sandwiches.

         Three customers accounted for approximately 85.3% of bakery and sandwich packaging sales during fiscal 1998. One of these customers, Hudson Foods, Inc., through its Pierre Foods Division, accounted for approximately 68.5% of sales. On April 10, 1998, the Company entered into an Asset Purchase Agreement with Hudson Foods, Inc. (a wholly-owned subsidiary of Tyson Foods, Inc.), to purchase substantially all of the business in Cincinnati, Ohio, and a portion of the business in Caryville, Tennessee, of the Pierre Foods Division ("Pierre"). Fresh Foods agreed to pay a cash purchase price of $122.0 million and to assume certain of Hudson's liabilities, consisting principally of trade payables and other similar liabilities (estimated at $8.1 million in the aggregate as of February 27, 1998). The Company intends to finance this acquisition through the issuance of senior subordinated notes, totaling $100 million, and senior bank debt, totaling $22 million.

         The acquisition of Pierre will position the Company as a leading producer of value-added, fully-cooked food products. Pierre produces high-margin specialty beef, poultry and pork products that are typically custom-developed to meet specific customer requirements. Pierre purchases beef, poultry and pork, which it processes into a broad range of fully-cooked food products such as: flame-broiled chicken; beef, turkey and pork patties; country-fried steak; chicken nuggets; and beef and pork fingers. These products are either (i) sold to foodservice customers such as restaurant chains, schools and healthcare providers, (ii) sold through various distribution channels, including warehouse clubs and grocery stores, or (iii) combined with specialty breads to produce microwaveable sandwiches that are sold through HMR channels such as convenience stores, vending machines, warehouse clubs and grocery stores. Following the acquisition, the Company will be vertically integrated as it relates to its sandwich operations, controlling all aspects of the production and distribution process, enabling it to realize numerous production, marketing, logistical and product development efficiencies.

HAM CURING DIVISION

         The Company produces whole cured hams, packaged cured ham slices, pre-portioned ham for portion control customers and various "side meat" products. In its modern curing facilities, the atmospheric conditions of traditional air curing of pork hams are simulated, resulting in a curing process that fully cures raw hams in a period of approximately 80 days. A portion of ham production is sold directly or through distributors to retail supermarkets under the "Mom 'n' Pop's" brand name, primarily in North Carolina, South Carolina, Virginia, Tennessee, Alabama and Georgia. The remainder of production is sold to institutional food distributors. The division cured over
8.0 million pounds of ham during fiscal 1998 in its 55,000 square foot facility. In fiscal 1998, ham products accounted for 14.9% of the Company's total food processing sales. One supermarket customer accounted for 26.5% of cured ham sales during fiscal 1997. The Company is confident, based upon historical demand, that numerous other outlets exist for these products.

         Raw hams are available from numerous sources, although the Company relies mainly upon two suppliers for most of its hams. Loss of one or both of these suppliers would not have a material adverse effect on the Company.

FOOD PROCESSING REVENUES

         Revenues for the two divisions that comprise the food processing line of business were as follows for the past three fiscal years:

         Fiscal             Prepared Foods Division       Ham Curing Division
         ------             -----------------------       -------------------
         1998                       $56,400,000              $ 9,900,000
         1997                       $48,200,000              $10,400,000
         1996                       $38,600,000              $12,300,000

QUALITY CONTROL

         The Company employs quality control personnel dedicated to the maintenance of rigid quality standards and compliance with the Hazard Analysis and Critical Control Points ("HACCP") system of the USDA and other government regulations in its food processing plants. These employees perform both periodic and random inspections of production lines and machinery. The Company has well-defined procedures to ensure that all food is processed uniformly and within federal guidelines and product specifications.

FUTURE TRENDS

         The Company is well-positioned to take advantage of the following food industry trends:

         Increased Outsourcing by Foodservice Providers. Rising public concern over the safety of foods prepared in public dining establishments has resulted in dramatic growth of the market for fully-cooked foods produced under stringent quality controls. Many foodservice companies are now outsourcing much of their food preparation in order to: (i) avoid the cost and administrative requirements associated with meeting federal quality standards; (ii) maximize food safety; (iii) ensure product consistency; (iv) reduce labor costs; and (v) reduce the amount of food waste. Due to the Company's ability to address these issues, it is in an excellent position to respond to this rapid growth in food production outsourcing.

         Growth in Number of HMR Outlets. The growth of alternative food outlets such as convenience stores, vending machines, warehouse clubs and food kiosks has created additional demand for packaged and fully-cooked food products. According to Convenience Store News, approximately 82% of all convenience store operators are currently expanding in-house foodservice or adding branded fast foods. Non-traditional outlets often lack extensive preparation, cooking and storage facilities, resulting in a need for fully-cooked foods such as the Company's products. The Company's branded and private label sandwich programs provide a safe and high-quality solution for these operators.

         Growth in Sales of Fully-Cooked Food Products in Grocery Stores. The increased use of HMR outlets has contributed to a gradual decline in home-cooked meals, which has in turn eroded grocery stores' share of food sales. According to Forbes, the percentage of sales attributed to meal ingredients has declined from 70% to 47% between 1989 and 1996. To combat this decline, grocery stores are now turning to independent suppliers to provide branded and private label packaged and fully-cooked food products. The Company believes that it can continue to capitalize on this trend by providing high-quality, fully-cooked food products to grocery stores.

         Increased Consumer Demand for Convenience Foods. The market for branded and private label packaged foods, particularly for easy-to-prepare, microwaveable convenience foods, has experienced substantial growth over the past several years. One of the fastest growing segments in this category is the estimated $2.5 billion refrigerated and frozen hand-held foods segment, which includes sandwiches, meat-filled biscuits, burritos, appetizers and other similar products. This segment grew at an estimated compound annual rate of 5% from 1992 to 1996 and is expected to grow by 7% annually from 1998 to 2000, according to Packaged Facts. The Company currently offers a full line of microwaveable sandwiches sold under the Mom 'n' Pop's brand name and has plans to expand this product line through its licensing agreements with Hardee's, Checkers, Rally's and Green Burrito.

         Increased Government Regulation in the Food Processing Industry. The food processing industry is subject to increasing federal, state and local government regulation. The USDA's HACCP system, governing the preparation and production of food, has made it more difficult for foodservice companies to prepare their own food products. The Company's facilities are in full compliance with HACCP standards.

RESTAURANT OPERATIONS

         The Company's restaurant operations are located primarily in smaller cities and suburban areas in the southeastern United States, a market niche where the primary competitors are economy steakhouses. At May 1, 1998, the Company owned and operated 38 Sagebrush steakhouse restaurants, which provide family-oriented, full-service, casual dining in an atmosphere suggestive of a Texas roadhouse. The Company also owned and operated 17 Western Steer and five Prime Sirloin restaurants, which are more mature family steakhouses using the "buffet and bakery" format, and one Bennett's barbecue-style restaurant. Sagebrush restaurants are the only casual dining steakhouses in a majority of the local markets in which they operate.

         RESTAURANT LOCATIONS

         The Company's restaurants have an average seating capacity of 260 and occupy an average of 7,000 square feet. The following table sets forth the location, opening date and concept of each of the Company's owned restaurants at May 1, 1998:

Location                                            Date Opened                           Concept
----------------                                    -----------                           -------
North Carolina:
       Arden                                        August 1994                           Sagebrush
       Boone                                        June 1992                             Sagebrush
       Brevard                                      March 1994                            Sagebrush
       Clemmons                                     December 1993                         Sagebrush
       Denver                                       October 1997                          Sagebrush
       Graham                                       March 1998                            Sagebrush
       Hickory                                      October 1990                          Sagebrush
       Hickory                                      July 1992                             Sagebrush
       Kernersville                                 June 1995                             Sagebrush
       Lenoir                                       August 1997                           Sagebrush
       Monroe                                       December 1994                         Sagebrush
       Morganton                                    March 1993                            Sagebrush
       Mt. Airy                                     January 1997                          Sagebrush
       Salisbury                                    April 1997                            Sagebrush
       Sanford                                      January 1998                          Sagebrush
       Stanleyville                                 April 1998                            Sagebrush
       Statesville                                  October 1991                          Sagebrush
       Waynesville                                  January 1994                          Sagebrush
       Wilkesboro                                   September 1994                        Sagebrush
       Winston-Salem                                September 1993                        Sagebrush
       Asheboro*                                    July 1992                             Prime Sirloin
       Charlotte                                    January 1992                          Prime Sirloin
       Cornelius                                    March 1992                            Prime Sirloin

Location                                              Date Opened                           Concept
--------                                              -----------                           -------
         Matthews                                     June 1992                             Prime Sirloin
         Statesville                                  May 1992                              Prime Sirloin
         Boone                                        June 1976                             Western Steer
         Elizabeth City                               September 1979                        Western Steer
         Elkin*                                       April 1981                            Western Steer
         Galax                                        May 1980                              Western Steer
         Hickory                                      January 1984                          Western Steer
         Hudson                                       May 1984                              Western Steer
         Jefferson                                    June 1985                             Western Steer
         Lenoir                                       April 1987                            Western Steer
         Lexington                                    March 1978                            Western Steer
         Lincolnton                                   March 1977                            Western Steer
         Mocksville                                   October 1985                          Western Steer
         Morganton                                    November 1984                         Western Steer
         Mt. Airy                                     January 1984                          Western Steer
         Newton                                       January 1978                          Western Steer
         Winston-Salem                                January 1983                          Western Steer
         Yadkinville                                  July 1985                             Western Steer
         Conover                                      March 1990                            Bennett's
South Carolina:
         Aiken                                        April 1998                            Sagebrush
         Gaffney                                      December 1995                         Sagebrush
         Greenwood                                    November 1996                         Sagebrush
         Lexington                                    December 1997                         Sagebrush
         Rock Hill                                    December 1992                         Sagebrush
Tennessee:
         Alcoa                                        June 1996                             Sagebrush
         Gatlinburg                                   April 1995                            Sagebrush
         Johnson City                                 March 1996                            Sagebrush
         Kingsport                                    February 1993                         Sagebrush
         Knoxville                                    February 1992                         Sagebrush
         Morristown                                   September 1996                        Sagebrush
         Newport                                      February 1998                         Sagebrush
         Oak Ridge                                    November 1991                         Sagebrush
         Pigeon Forge                                 September 1991                        Sagebrush
         Sevierville                                  May 1994                              Sagebrush
Virginia:
         Colonial Heights                             October 1996                          Sagebrush
         Lynchburg                                    July 1996                             Sagebrush
         Roanoke                                      June 1997                             Sagebrush
         Wytheville*                                  October 1980                          Western Steer

---------------

*   Currently under conversion to the Sagebrush format.

RESTAURANT CONCEPTS

THE SAGEBRUSH CONCEPT

         The Sagebrush concept is to serve high-quality, moderately-priced meals in a casual, family-oriented atmosphere suggestive of a Texas roadhouse. Sagebrush restaurants are located in smaller cities and suburban areas, a market niche where the primary competitors are economy steakhouses, many of which are cafeteria-style. Sagebrush differentiates itself from economy steakhouses by its full table service and attentive wait staff, full bar service, entertaining atmosphere, distinctive decor and consistently high-quality steaks. The Company believes these factors make the Sagebrush concept attractive to a broad range of consumers in the markets it serves.

         Menu. The Sagebrush menu features high-quality aged steaks, prime rib, chops, ribs, chicken and fish, along with hamburgers and chicken sandwiches. The dinner menu includes steak entrees cut daily from specially-selected USDA choice aged western beef and prepared using a special seasoning. In addition to the regular menu items, each restaurant has a daily, specially-priced "Blue Plate Special" at lunch, which is selected by its general manager and typically features fish, chicken or pork chops. All steaks come with a choice of Texas fries, baked potato or baked sweet potato, a fresh garden salad and bread. The menu also includes specialty appetizers, desserts and full bar service where legally permitted. New menu items are tested periodically in an effort to update and adapt to changing customer preferences. Dinner entrees, which are also available at lunch, range in price from $8.49 to $19.99, lunch entrees range in price from $4.29 to $5.99, and appetizers are priced from $2.29 to $9.99. The average check per customer, including beverages, is approximately $13.10 for dinner and $7.55 for lunch. Menu prices are generally the same at each restaurant, except for those located in resort areas, where seasonal factors require slightly higher prices. Sales of alcoholic beverages, which are available in all but one Sagebrush restaurant, account for approximately 9% of Sagebrush revenues. Each restaurant typically serves lunch to 150 to 250 customers each week day and to 100 to 300 customers on Saturdays and Sundays. Each restaurant typically serves dinner to 250 to 300 customers from Sunday through Thursday and to 700 to 900 customers on Friday and Saturday. Sagebrush restaurants do not serve breakfast.

         Atmosphere and Decor. Sagebrush restaurants are decorated with wooden booths and walls and a mixture of western memorabilia and other collectibles, including license plates and signs from around the United States, photographs of sports figures and movie stars and replicas of antique jukeboxes featuring country music. Complimentary peanuts are offered in all areas of the restaurants, and customers are encouraged to drop their shells on the floor. Special effort is made to make families with children feel welcome. A "Little Pistols" children's menu featuring hamburgers and sandwiches is available, birthdays are recognized in a special manner by the wait staff, and servers offer balloons to children.

         Facilities. All but one Sagebrush restaurant is located in a freestanding building, generally near an interstate highway or other main thoroughfare. Because the Company has established most of its restaurants in existing buildings that it remodeled into the Sagebrush concept, restaurant sizes vary from approximately 4,500 to 8,500 square feet, with the tables in the dining area seating from approximately 150 to 280 people. The bar area of a typical restaurant generally has seating capacity for approximately 20 people. Most Sagebrush restaurants also have a private banquet room seating from 25 to 50 people. Although the banquet facilities are often used for private parties, they can also be used for general customer seating during peak dining hours.

         Conversion Plan. The Company intends to convert all but seven of its family steakhouse restaurants to the Sagebrush concept within two years based on the historically-attractive unit economics of the Sagebrush concept, at an average cost of $500,000 per conversion. A typical Sagebrush generates 44% more revenue than a typical Western Steer restaurant. The Company has extensive experience in converting restaurants to the Sagebrush format as 27 of the Company's 38 Sagebrush restaurants were originally converted from other restaurant concepts. Since acquiring Sagebrush, Inc. in January 1998, the Company has converted three Western Steer restaurants to the Sagebrush concept and has realized a significant increase in weekly sales volume at these locations. Other than the three new Sagebrush restaurants currently in development, the Company has no plans for additional new construction.

THE WESTERN STEER CONCEPT

         The Western Steer concept originated in 1975 as a family-oriented, economy steakhouse restaurant, featuring a rustic, western-style design, steaks and other entrees cooked to order. Beginning in 1992, the Company began an extensive program of renovation of this concept, which included adding an "all-you-can-eat" buffet food bar and in-house bakery and changing the store appearance to highlight a new format. Restaurants updated to the new format have been renamed "Western Steer -- Steaks, Buffet & Bakery." For fiscal 1998, the average ticket price at Company-owned Western Steer restaurants was $6.00.

THE PRIME SIRLOIN CONCEPT

         In 1987, the Company acquired Prime Sirloin, Inc., a regional franchised steakhouse chain then headquartered in Morristown, Tennessee and currently composed of five units. As compared to the Western Steer concept, this concept features greater seating capacity and a broader offering of buffet items, resulting in a greater concentration of buffet sales. For fiscal 1998, the average ticket price at Company-owned Prime Sirloin restaurants was $6.25.

THE BENNETT'S CONCEPT

         In 1990, the Company became a sub-franchiser of Bennett's Bar-B-Que, Inc., based in Denver, Colorado. As a sub-franchiser, the Company pays royalty fees to the franchiser equal to 1.0% of revenues for each Bennett's restaurant owned or sub-franchised by the Company. In 1994, the Company redesigned the Bennett's concept into "Bennett's Smokehouse & Saloon," a Texas roadhouse concept merging steaks and barbecue in a 186-seat casual dinner house.

OTHER RESTAURANT OPERATIONS

         The Company operates three Western Steer restaurants in Kentucky for a franchisee, two Prime Sirloin restaurants in South Carolina for a franchisee and one Bennett's in West Virginia for a franchisee. The Company does not consider these restaurants significant to its overall restaurant operations.

RESTAURANT FRANCHISING PROGRAM

         At May 1, 1998, the Company franchised 33 Western Steer, six Prime Sirloin and three Bennett's restaurants, all in accordance with standard franchise agreements. The Company does not presently expect to franchise the Sagebrush concept. The franchise agreements executed prior to 1990 cover a term of 20 years, renewable for an additional term of 20 years, while those executed after 1990 cover ten-year terms. Royalty fees of 3.0% of the franchised restaurant's gross sales throughout the term of the agreement are payable to the Company. All of the Company's franchise agreements provide for an exclusive territory and include in-term and post-term non-compete covenants. For fiscal 1998, revenues from the Company's restaurant franchise operations were $1.8 million. No single franchisee or group of franchisees under common control provides revenues equal to as much as 2% of the Company's revenues.

INGREDIENTS AND PURCHASING

         As part of its commitment to using fresh, high-quality ingredients, the Company establishes rigid specifications for all of its meat and produce. Steaks are hand-cut daily at each restaurant. In order to assure the uniform quality and freshness of the food served in its restaurants, the Company monitors the prices and specifications of the products that it purchases in order to assure delivery of consistently high-quality food at competitive prices. The Company currently purchases 90% of its food products from one supplier, Institutional Food House, Inc. The Company believes that products of comparable quality are available, or upon short notice can be made available, from alternative suppliers.

RESTAURANT MARKETING AND ADVERTISING

         The Company utilizes billboard advertising for its restaurants located near interstate highways. It also uses aggressive direct local marketing campaigns, including school programs, hotel marketing and charitable and community events, to promote restaurant traffic. The Company does not advertise its restaurants in newspapers or by distributing coupons. Local advertising has been the responsibility of individual restaurant general managers.

         Most Western Steer franchisees, through franchise agreements or supplementary agreements, are obligated to pay the Company an advertising fee of 2% of the gross sales of each franchised restaurant. This fee is intended to provide funds for future national, regional and local advertising of Western Steer restaurants.

EMPLOYEES

         As of February 27, 1998, the Company employed 3,847 full-time and part-time persons. These included 80 administrative and accounting personnel, 608 food processing employees, and 3,159 restaurant employees. The Company offers its employees various benefits, including major medical health insurance coverage, and participation in its cafeteria plan, its profit-sharing retirement plan and its employee stock purchase plan.

         None of the Company's employees is covered by a collective bargaining agreement. The Company has experienced no work stoppage attributed to labor disputes and considers its employee relations to be good.

TRADEMARKS AND LICENSING

         Food Processing. The Company's food products are marketed under a variety of brand names, including Mom 'n' Pop's. The Company has recently entered into licensing agreements to produce and market microwaveable Hardee's, Checkers and Rally's sandwiches and to market Green Burrito hand-held products through its existing distribution channels beginning in the summer of 1998. The term of each such license is subject to renewal and satisfaction of sales volume requirements. The Company may distribute Hardee's sandwiches and biscuits west of the Mississippi River. The Company's distribution rights for Rally's, Checkers and Green Burrito products are nationwide.

         Restaurants. The Company has registered the service mark "Sagebrush Steakhouse & Saloon" with the United States Patent and Trademark Office (the "USPTO"). It regards this service mark as having significant value and as being an important factor in the marketing of its Sagebrush restaurants. The Company also has registered with the USPTO the "Western Steer" logotype and the names "Western Steer," "Western Steer Family Restaurant," "Western Steer -- Steaks, Buffet & Bakery," "Prime Sirloin -- Buffet, Bakery & Steaks," the "Prime Sirloin" logotype and the "Mom 'n' Pop's" logotype, and variations thereof, as well as several distinct Western Steer menu items, as trademarks and service marks. Generally, trademarks remain valid as long as they are used properly for identification purposes.

COMPETITION

         Food Processing. The food production business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting spending habits and other demographic factors. In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country. The sandwich segment of the HMR industry is extremely fragmented, with few large direct competitors but low barriers to entry and indirect competition in the form of numerous other HMR products. The Company's competitors in the sandwich industry include McLane Company, Inc., Bridgford Foods Corp. and Jimmy Dean Foods.

         Restaurants. The restaurant industry generally, and the Company's restaurant business specifically, are intensely competitive with respect to concept, price, service, location and food quality. There are many well established competitors, including a number of other steakhouse and family-oriented restaurants with concepts similar to the Company's, with substantially greater financial and other resources than the Company. Some competitors have been in existence for much longer than the Company and may be better established in, or may decide to enter, markets in which the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company endeavors to compete with other restaurants primarily on the basis of service, value, location and providing high-quality meals in a casual, family-oriented atmosphere. While the Company believes that it competes for customers with a broad variety of other restaurants, there are particular restaurant chains, including Longhorn Steakhouse, Lone Star Steakhouse & Saloon, Outback Steakhouse and Logan's Road House, that have restaurant concepts very similar to the Company's and that operate in, and may expand further into, the Company's market areas.

GOVERNMENT REGULATION

         The food production and restaurant industries are subject to extensive federal, state and local government regulation.

         The Company's food processing facilities and food products are subject to frequent inspection by the USDA and other government authorities. In July 1996, the USDA issued strict new policies against contamination by food-borne pathogens such as E. coli and Salmonella and established the HACCP system. The Company is in full compliance with all USDA regulations, including HACCP standards. There can be no assurance, however, that the Company will be able to remain in compliance. The Company's failure to comply with applicable laws and regulations could subject it to civil remedies, including fines, injunctions, recalls and seizures, or even criminal sanctions, any of which could have material adverse effects on the Company.

         The Company's operations also are governed by laws and regulations relating to workplace safety and worker health that, among other things, establish noise standards and regulate the use of hazardous chemicals in the workplace. The Company also is subject to numerous federal, state and local environmental laws. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its facilities and the land on which its facilities are or had been situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. There can be no assurance that any failure to comply, or compliance in the future, with environmental laws, or that liabilities arising thereunder, will have no material adverse effect on the Company's business, financial condition or results of operations.

         The Company's operations are subject to licensing and regulation by a number of state and local governmental authorities, which include alcoholic beverage control, health, safety, sanitation, building and fire agencies. Operating costs are affected by increases in costs of providing health care benefits, the minimum hourly wage, unemployment tax rates, sales taxes and other similar matters over which the Company has no control. The Company is subject to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         Officers are elected annually by the Company's Board of Directors and serve indefinitely at the pleasure of the Board. The following table sets forth certain information with respect to the executive officers of the Company at May 1, 1998:

                                                                                           Executive
                                                                                              Officer
Name                                    Position                                Age             Since
----                                    --------                                ---             -----
Richard F. Howard                       Chairman of the Board                    48             1987

James C. Richardson, Jr.                Vice Chairman of the Board and           49             1987
                                            Chief Executive Officer

                                                                                                      Executive
                                                                                                         Officer
Name                                    Position                                            Age            Since
----                                    --------                                            ---       ----------
David R. Clark                          President, Chief Operating Officer and              41             1996
                                           Director

James E. Harris                         Executive Vice President, Chief Financial

                                           Officer, Treasurer and Secretary                 35             1998

Noland M. Mewborn                       Vice President - Finance, Assistant                 38             1998
                                           Treasurer & Assistant Secretary

         Mr. Howard became a director in 1987 and has served as Chairman of the Board of Directors since 1993. Mr. Howard served as Executive Vice President of the Company from 1989 to 1993 and as Chief Financial Officer and Treasurer from 1989 to 1994.

         Mr. Richardson became a director in 1987. He is the Company's Chief Executive Officer and Vice Chairman of the Board of Directors, positions he assumed in 1993 and 1996, respectively. He has served the Company as an executive officer since 1987, including Executive Vice President from 1989 to 1993 and President from 1993 to 1996.

         Mr. Clark is the Company's President and Chief Operating Officer, positions he assumed in 1996. From 1994 to 1996, he served as Executive Vice President and Chief Operating Officer of Bank of Granite, located in Granite Falls, North Carolina. Prior to joining Bank of Granite, Mr. Clark worked for 13 years with BB&T, a commercial bank and trust company. Mr. Clark served BB&T in various executive capacities, including President of BB&T of South Carolina during 1993 and 1994. He has been a director of the Company since 1996.

         Mr. Harris is the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary, positions he assumed in March 1998. From 1987 to 1998, Mr. Harris served in various executive capacities with The Shelton Companies, Inc., a diversified investment group headquartered in Charlotte, North Carolina. He served as Executive Vice President of Finance for The Shelton Companies, Inc. from 1993 to 1998. Prior to joining The Shelton Companies, Inc., Mr. Harris was a Senior Accountant with Ernst & Young.

         Mr. Mewborn is the Company's Vice President - Finance, Assistant Treasurer and Assistant Secretary, positions he assumed in January 1998. From 1995 to 1998, Mr. Mewborn served as Vice President, Chief Financial Officer and Treasurer of Sagebrush, Inc., which was acquired by the Company in January 1998. Prior to this, Mr. Mewborn was employed by Lowe's Companies, Inc., a building supply retailer, from 1981 until November 1995, serving as Senior Manager - Financial Reporting from 1990 until November 1995 and as Manager - Corporate Accounting from 1986 to 1990.

ITEM 2.     PROPERTIES.

         The Company believes that its facilities generally are in good condition and that they are suitable for their current uses. The Company nevertheless engages periodically in construction and other capital improvement projects designed to expand and improve the efficiency of its facilities.

         Principal Offices. The Company currently owns and uses a 23,000-square-foot building located on a 62-acre tract in Claremont as its principal executive offices.

         Food Processing Plants. The Company operates its food processing division at plants it owns in Claremont. The Claremont facilities occupy buildings totaling 192,460 square feet, including 18,941 square feet of freezer and cooler space.

         Restaurant Sites. The Company owns the property upon which 21 of its 61 restaurants are located, and it leases the remaining properties, generally under long-term leases.

         Other Property. The Company owns various other parcels of property, consisting of raw land and closed restaurant sites that are either vacant or are leased to others. It also holds leasehold interests in various properties that are either vacant or are subleased to others. None of these properties are of material importance to the Company's operations.

ITEM 3.     LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On January 27, 1998, a special meeting of shareholders was held in Hickory, North Carolina, to consider: 1) the approval of a proposed merger with Sagebrush, Inc., and 2) a proposal to increase the Company's authorized shares from 10,000,000 to 100,000,000. The first proposal received 2,149,178 votes for, 2,296 votes against, and 877,951 shares abstained. The second proposal received 2,789,005 votes for, 186,129 votes against, and 54,291 abstained.

         On May 7, 1998, a special meeting of shareholders was held in Hickory, North Carolina to consider: 1) a proposal to increase the membership of the Board of Directors from nine to eleven, and 2) a proposal to change the corporate name from WSMP, Inc. to Fresh Foods, Inc. The first proposal received 3,521,173 votes for, 5,771 against, and 31 shares abstained from voting. The second proposal received 3,509,574 votes in favor, 17,243 votes against, and 158 shares abstained.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED

                  SECURITY HOLDER MATTERS.

         The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: "FOOD" ("WSMP" prior to May 8, 1998). As of April 15, 1998, Fresh Foods, Inc. had approximately 925 shareholders based on the number of holders of record. The quarterly high and low closing bid price quotations are presented below as reported by the National Association of Securities Dealers, Inc. These quotations represent interdealer prices, without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions.

                                                       1998                                1997
                                            ---------------------------         ---------------------------
                                               High               Low              High              Low
                                               ----               ---              ----              ---
       First Quarter                        $  12.750         $   9.000         $    5.375       $    4.250
       Second Quarter                       $  15.750         $  11.875         $    6.500       $    4.875
       Third Quarter                        $  24.500         $  12.500         $    8.000       $    6.125
       Fourth Quarter                       $  29.000         $  16.000         $    9.500       $    6.500

The closing price on May 26, 1998, was 16.125,

No cash dividends have been declared during fiscal 1998 or 1997. The Company's existing policy is to reinvest earnings rather than pay dividends.

ITEM 6.     SELECTED FINANCIAL DATA.

         The following selected historical financial information has been derived from audited consolidated financial statements of Fresh Foods. Such financial information should be read in conjunction with the consolidated financial statements of Fresh Foods, the notes thereto and the other financial information contained elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Fresh Foods' consolidated financial statements.

                                                                         Fiscal Year Ended
                                                  Feb. 27,       Feb. 28,       Feb. 23,        Feb. 24,       Feb. 25,
                                                   1998           1997          1996             1995           1994
                                                  ---------------------------------------------------------------------------
                                                      (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                          $     158,412  $    129,934   $     113,536   $     122,830   $      92,392
Cost of goods sold                                       93,018        79,452          69,647          77,246          53,721
Restaurant operating expenses                            39,796        29,821          26,560          26,144          23,362
Selling, general and expenses                            15,593        11,651          10,588          10,410           9,832
Depreciation and amortization                             5,004         3,600           3,476           3,405           3,346
                                                  -------------  ------------   -------------   -------------   -------------
Operating income                                          5,001         5,410           3,265           5,625           2,131
Interest expense, net                                     1,762         1,868           2,163           2,068           1,893
Other income                                                736           600             154           1,064             808
Equity in earnings (loss) of affiliate                        3          (107)           (385)            (12)            (72)
Provision for income taxes (benefit)                      1,728         2,010          (1,139)            575            (263)
                                                  -------------  ------------   --------------  -------------   -------------
Earnings before extraordinary item
and accounting change                                     2,250         2,025           2,010           4,034           1,237
Extraordinary items (1)                                                   415                                            (245)
                                                  -------------  ------------   -------------   -------------   -------------
Net earnings                                      $       2,250  $      2,440   $       2,010   $       4,034   $         992
                                                  =============  ============   =============   =============   =============

EARNINGS PER SHARE: (2)

Basic                                             $        0.40  $       0.48   $        0.42
Diluted                                           $        0.37  $       0.45   $        0.41

OTHER DATA:

Capital expenditures                              $      12,592  $      9,702   $       3,970   $        3,674  $       6,755

BALANCE SHEET DATA:

Working capital                                   $        (497) $      2,114   $       1,724   $        1,273           (329)
Total assets                                             71,656        59,571          51,994           54,939  $      55,502
Total debt                                               20,918        18,208          21,109           22,861         25,898
Shareholders' equity                                     39,227        31,348          22,328           22,654         19,339


--------------------------------
(1) Reflects cumulative effect of change in accounting principle in the amount of $(245,000) in the fiscal year ended February 25, 1994 and extraordinary gain from early extinguishment of debt in the amount of $415,000 in the fiscal year ended February 28, 1997.
(2) See Note 2 to The Company's consolidated financial statements for an explanation of the calculation of net income per share. The Company historically has paid no dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Fresh Foods' operations are classified into two business segments: food processing operations, principally sandwich production; and restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts. Results for fiscal 1996, fiscal 1997 and fiscal 1998 for each segment are shown below:


                                                                      Fiscal Year Ended
                                                     -------------------------------------------------
                                                     February 27,       February 28,      February 23,
                                                        1998               1997              1996
                                                     ------------       ------------      ------------
                                                                       (in millions)

Revenues:
Food processing operations                           $       66.2       $      58.6       $      50.9
Restaurant operations                                        92.2              71.3              62.6
                                                     ------------       -----------       -----------
     Total                                                  158.4             129.9             113.5
                                                     ------------       -----------       -----------

Cost of goods sold:

Food processing operations                                   59.2              53.8              47.0
Restaurant operations                                        33.8              25.6              22.6
                                                     ------------       -----------       -----------
Total                                                        93.0              79.4              69.6
                                                     ------------       -----------       -----------

Restaurant operating expenses                                39.8              29.8              26.5
Selling, general and administrative                          15.6              11.7              10.6
Depreciation and amortization                                 5.0               3.6               3.5
                                                     ------------       -----------       -----------
Operating income                                              5.0               5.4               3.3
                                                     ------------       -----------       -----------
Other income (expense)                                       (1.0)             (1.4)             (2.4)
                                                     ------------       -----------       -----------
Earnings before income taxes and
       extraordinary items                                    4.0               4.0               0.9
                                                     ------------       -----------       -----------
Provision for income taxes (benefit)                          1.7               2.0              (1.1)
                                                     ------------       -----------       -----------
Earnings before extraordinary item                            2.3               2.0               2.0
                                                     ------------       -----------       -----------
Extraordinary item                                                              0.4
                                                     ------------       ----------        -----------
Net earnings                                         $        2.3       $       2.4       $       2.0
                                                     ============       ===========       ===========

Fiscal 1998 Compared to Fiscal 1997

         Revenues. Revenues increased by $28.5 million, or 21.9%, due to a $20.8 million (29.2%) increase in the restaurant segment and a $7.6 million (13.0%) increase in the food processing segment. The increase in restaurant revenues was due to the March 1997 acquisition of fourteen restaurants from a former franchisee and the opening of seven Sagebrush restaurants during fiscal 1998, offset by the closing of six non-Sagebrush restaurants. The increase in food processing revenues was due to the introduction of a new line of HMR products and to a general increase in the volume of other food products.

         Cost of goods sold. Cost of goods sold increased by $13.6 million, or 17.1%, due to increases in such cost in both business segments. Cost of goods sold in the food processing segment increased by $5.3 million, or 9.9%, but decreased as a percentage of operating revenues of that segment from 91.8% to 89.3%. The decrease was due to three principal factors: (1) a shift within the ham segment to the production of higher-margin products, (2) a slight increase in the margins associated with the new line of HMR products and (3) an improvement in the absorption of fixed costs. Cost of goods sold in the restaurant segment increased by $8.2 million, or 32.1%, and increased as a percentage of restaurant revenues from 35.9% to 36.7%, due primarily to higher beef costs in fiscal 1998.

         Restaurant operating expenses. Such expenses increased by $10.0 million, or 33.5%, primarily as a result of the operation of additional restaurants in fiscal 1998. As a percentage of restaurant revenues, restaurant operating expenses increased from 41.8% to 43.2% due primarily to the incurrence in fiscal 1998 of rental expense associated with the fourteen restaurants purchased from a former franchisee.

         Selling, general and administrative expenses. Such expenses increased by $3.9 million, or 33.8%, due to a $2.0 million nonrecurring cost associated with the acquisition of Sagebrush, Inc., and costs related to the operation of additional restaurants in fiscal 1998. But for the nonrecurring cost, selling, general and administrative expenses as a percentage of revenues would have declined slightly.

         Depreciation and amortization. Depreciation and amortization increased by $1.4 million, or 39.0%, and increased as a percentage of revenues from 2.8% to 3.2% due to the construction of additional restaurants and the acquisition of fourteen restaurants from a former franchisee in fiscal 1998.

         Operating income. Operating income decreased by $409,000, or 7.6%, and decreased as a percentage of revenues from 4.2% to 3.2%, for the reasons stated above.

         Other income (expense). Net other expense decreased by $352,000, or 25.6%, due primarily to gains on the sale of excess real property.

         Earnings before income taxes and extraordinary items. Such earnings remained unchanged at $4.0 million, but declined as a percentage of revenues from 3.1% to 2.5%, for the reasons stated above.

         Provision for income taxes. The effective tax rate for fiscal 1998 was 43.4%, as compared to 49.8% for fiscal 1997. Such rates were higher than the combined federal and state rates primarily due to nondeductible permanent differences. See Note 10 to the Company's consolidated financial statements.

         Earnings before extraordinary item. Such earnings increased by $225,000, or 11.1%, for the reasons stated above.

         Extraordinary item. In fiscal 1997, the Company recorded an extraordinary gain of $415,000, net of tax, due to extinguishment of debt.

         Net earnings. Net earnings decreased by $190,000, or 7.8%, and decreased as a percentage of revenues from 1.9% to 1.4%, for the reasons stated above.

Fiscal 1997 Compared to Fiscal 1996

         Revenues. Revenues increased by $16.4 million, or 14.4%, due to an $8.7 million (13.8%) increase in the restaurant segment and a $7.7 million (15.2%) increase in the food processing segment. The opening of six Sagebrush restaurants and a slight increase in same-store sales accounted for the increase in restaurant revenues. The increase in food processing revenues was driven by a $9.6 million volume increase in the bakery, representing the introduction of certain bread stick products and, of greater significance, new sandwich volume marketed to replace old volume lost in fiscal 1996 upon the attrition of a significant warehouse customer. The increase in bakery volume was offset by a $1.8 million decline in ham product sales.

         Cost of goods sold. Cost of goods sold increased by $9.8 million, or 14.1%. Cost of goods sold in the food processing segment increased by $6.8 million, or 14.5%, but decreased as a percentage of revenues of that segment from 92.4% to 91.8%. The increase in bakery volume referred to above resulted in a decrease in fixed cost per unit sold. Cost of goods sold in the restaurant segment increased by $3.0 million, or 13.2%, but decreased as a percentage of restaurant revenues from 36.1% to 35.9% due to slightly lower food costs in fiscal 1997.

         Restaurant operating expenses. Restaurant operating expense increased by $3.3 million, or 12.3%, due to the increase in restaurant volume. As a percentage of restaurant revenues, such expense decreased from 42.4% to 41.8% due to the slight increase in same-store sales.

         Selling, general and administrative expenses. Such expenses increased by $1.1 million, or 10.0%, but decreased slightly as a percentage of revenues due to utilization of available scale economies.

         Depreciation and amortization. Depreciation and amortization was essentially unchanged. As a percentage of revenues, depreciation and amortization decreased from 3.1% to 2.8% due to utilization of available scale economies.

         Operating income. Operating income increased by $2.1 million, or 65.7%, and increased as a percentage of revenues from 2.9% to 4.2%, for the reasons stated above.

         Other income (expense). Net other expense decreased by $1.0 million, or 42.6%, due primarily to lower interest expense, management's decision to terminate certain unprofitable restaurant joint ventures and an insurance settlement.

         Earnings before income taxes and extraordinary items. Such earnings increased by $3.2 million, and increased as a percentage of revenues from 0.8% to 3.1%, for the reasons stated above.

         Provision for income taxes. Certain of the related corporations that had conducted the business of Sagebrush, Inc. before its initial public offering in January 1996 were subchapter "S" corporations. This materially affected the fiscal 1996 provision. See Note 10 to the Company's consolidated financial statements.

         Earnings before extraordinary item. Such earnings were essentially unchanged, both in absolute terms and as a percentage of revenues.

         Extraordinary item. In fiscal 1997, the Company recorded an extraordinary gain of $415,000, net of tax, due to extinguishment of debt.

         Net earnings. Net earnings increased by $429,000, or 21.4%, primarily due to the extraordinary item in fiscal 1997. As a percentage of revenues, net earnings increased slightly for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $497,000 at February
27, 1998, as compared to positive working capital of $2.1 million a year earlier. Most of the decrease was due to the incurrence, in fiscal 1998, of the costs of acquiring Sagebrush, Inc., which amounted to approximately $2.0 million. The remainder is attributable to restaurant conversions and, to a lesser extent, new restaurant construction.

         The Company has traditionally financed its working capital needs through a combination of cash flow from operations and bank borrowings and, from time to time, sales of underutilized assets. During fiscal 1997, the Company entered into an agreement with a bank to provide a $6.0 million revolving credit facility, secured by a lien on inventory and receivables. At February 27, 1998, approximately $3.1 million was outstanding under this facility subject to the applicable borrowing base formula. The Company also obtained construction loans from a bank in amounts of up to $1 million per restaurant to finance the construction of new restaurants. At February 27, 1998, an aggregate of approximately $270,000 was outstanding under such facilities with respect to three restaurants.

         Funding for capital expenditures has been obtained primarily through current earnings and term loans. Such funding also has been obtained in recent years through the initial public offering of Sagebrush, Inc. and sales of underutilized assets. Capital expenditures were $12.6 million for fiscal 1998, as compared to $9.7 million for fiscal 1997. The reason for this increase was the acquisition and construction of additional restaurants and the conversion of one restaurant to the Sagebrush concept.

         The Company anticipates changes in its capital structure as part of the proposed acquisition of Pierre. (See Note 21 to the Company's consolidated financial statements.) The Company has agreed to pay a cash purchase price of $122 million for Pierre. Approximately $100.0 million of the purchase price will be financed through the issuance of senior subordinated notes. In addition, the Company has received a commitment for a new five-year, $75.0 million, senior secured revolving credit facility with availability subject to a borrowing base formula. The Company expects to borrow approximately $48 million under this facility to finance the remainder of the purchase price and to refinance substantially all existing borrowings, with the exception of certain capital lease obligations. Borrowings under this facility will bear interest at an annual rate equal to the "base rate" or the "Eurodollar rate" plus a margin that will vary based upon a leverage ratio. Such margin will range from zero to 1.0%, in the case of a base rate loan, and from 1.0% to 2.5%, in the case of an Eurodollar rate loan. Upon consummation of the acquisition of Pierre, the Company expects to have approximately $16.0 million of additional availability under this facility.

         The Company has budgeted approximately $13.5 million for capital expenditures in fiscal 1999, including expenditures for Pierre subsequent to its acquisition from Hudson Foods, Inc. These expenditures are expected to be devoted to (i) restaurant conversions and the construction of three new Sagebrush restaurants (approximately $10.6 million) and (ii) routine equipment upgrading and maintenance (approximately $2.9 million).

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for fiscal 1996, fiscal 1997 or fiscal 1998.

SEASONALITY

         The Company considers its restaurant operations to be somewhat seasonal in nature, with stronger sales during the Christmas season and spring, weaker sales during the mid-summer and late winter. Sales for the Company's ham curing division are seasonal in nature, with sales volume increases occurring around Thanksgiving, Christmas, and Easter. However, there is no significant seasonal variation in sales within the Company's prepared foods division. The Company's food production is steady throughout the year.

"YEAR 2000" ISSUES

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. "Year 2000" issues affect virtually all companies and organizations, including the Company. The Company has engaged consultants who have studied its information systems and have made recommendations with a view to upgrading and improving such systems. A definitive plan of action has been approved based on such recommendations and is expected to be implemented this year. The Company estimates the cost of the necessary software modifications at less than $500,000 in the aggregate, an amount the Company considers immaterial to its consolidated financial position.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The statement is effective for fiscal years beginning after December 31, 1997. The Company has not yet completed its analysis of the effect of this new standard on its financial statement disclosures.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including the prospective acquisition of Pierre, are "forward looking" statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include the substantial leverage of the Company, restrictions to be imposed on the Company by the terms of its new revolving credit facility and senior subordinated notes, risks relating to the prospective acquisition of Pierre and the Company's ability to execute its business strategy, competitive considerations, government regulation and general risks of the food industry, the possibility of adverse changes in food costs, the availability of supplies, the Company's dependence on key personnel and "Year 2000" issues.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is set forth on pages F-1 through F-28.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                 ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The name, age and other information required to be disclosed for each of the Company's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

         The name, age and other information required to be disclosed for each of the Company's executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

         Information on remuneration of the Company's officers and directors is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

         Information on security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on remuneration of the Company's officers and directors is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.       FINANCIAL STATEMENTS

             The Financial Statements listed in the accompanying Index on page F-1 are filed as a part of this Report.

     2.      FINANCIAL STATEMENT SCHEDULES

             Financial statement schedules are omitted because they are either:
             (i) not applicable or not required; or (ii) the information required is contained in the consolidated financial statements or the notes thereto.

     3.      EXHIBITS

             See Index to Exhibits.

(b)     REPORTS ON FORM 8-K.

             A Current Report on Form 8-K was filed on November 25, 1997 announcing the signing of the Agreement and Plan of Merger with Sagebrush, Inc. as of November 14, 1997.

             A Current Report on Form 8-K was filed on April 28, 1998, announcing the Company's operating results for the first twenty-eight days subsequent to the pooling of interests acquisition of Sagebrush, Inc.

             A Current Report on Form 8-K was filed on May 13, 1998, announcing that the Company had entered into an Asset Purchase Agreement dated April 10, 1998 with Hudson Foods, Inc., whereby the Company will acquire substantially all of the business in Cincinnati, Ohio, and a portion of the business in Caryville, Tennessee, conducted by the Pierre Foods Division of Hudson.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Fresh Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 26, 1998

                                             Fresh Foods, Inc.

                                             By: /s/ David R. Clark
                                                -------------------------------
                                                David R. Clark
                                                President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fresh Foods, Inc., and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                      DATE
---------                                         -----                                      ----


/s/ Richard F. Howard
-------------------------------------                   Chairman of the Board                      May 26, 1998
(Richard F. Howard)                                     Secretary

/s/ James C. Richardson, Jr.
-------------------------------------                   Vice Chairman of the Board                 May 26, 1998
(James C. Richardson, Jr.)                              (Principal Executive Officer)

/s/ David R. Clark
-------------------------------------                   President and Director                     May 26, 1998
(David R. Clark)                                        (Principal Operating Officer)

/s/ James E. Harris
-------------------------------------                   Executive Vice President,                  May 26, 1998
(James E. Harris)                                       Treasurer and Secretary (Principal
                                                        Financial Officer)

/s/ Noland M. Mewborn
-------------------------------------                   Vice President-Finance                     May 26, 1998
(Noland M. Mewborn)                                     (Principal Accounting Officer)

/s/ Bobby C. Holman                                     Director                                   May 26, 1998
-------------------------------------
(Bobby C. Holman)

/s/ Lewis C. Lanier                                     Director                                   May 26, 1998
-------------------------------------
(Lewis C. Lanier)

/s/ William R. McDonald III                             Director                                   May 26, 1998
-------------------------------------
(William R. McDonald III)

/s/ L. Dent Miller                                      Director                                   May 26, 1998
-------------------------------------
(L. Dent Miller)

/s/ E. Edwin Bradford                                   Director                                   May 26, 1998
-------------------------------------
(E. Edwin Bradford)

/s/ James M. Templeton
-------------------------------------                   Director                                   May 26, 1998
(James M. Templeton)

                               FRESH FOODS, INC.

                                AND SUBSIDIARIES

                      ------------------------------------



                                    EXHIBITS

                         FOR INCLUSION IN ANNUAL REPORT

                                  ON FORM 10-K

                      FISCAL YEAR ENDED FEBRUARY 27, 1998

                                    EXHIBITS

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                 YEAR ENDED FEBRUARY 27, 1998 INDEX TO EXHIBITS
                                ITEM 14 (A) (3)

                                                                                                    Sequential
      Exhibit                                                                                       Page Number
      -------                                                                                       -----------
        2         Agreement and Plan of Merger dated as of November 14, 1997, among the Registrant, Sagebrush, Sub and the Sagebrush
                  Shareholders  (14)                                                                         *

        3.1       Restated Charter of Registrant (1)                                                         *

        3.2       Articles of Amendment dated September 2, 1997                                       Included

        3.3       Articles of Amendment dated May 8, 1998                                             Included

        3.4       By-laws of Registrant  dated May 8, 1998                                            Included

        4.1       Rights Agreement dated as of September 2, 1997, between the

                  Registrant and the Rights Agent named therein  (2)                                         *

        4.2       Loan Agreement dated as of January 10, 1997, between the
                  Registrant and SouthTrust Bank of North Carolina, pertaining to a term loan not to exceed $5,000,000 in aggregate principal
                  amount (3)                                                                                 *

        4.3       Amendment to Loan Agreement dated as of January 17, 1997,
                  between the Registrant and SouthTrust Bank of North Carolina  (3)                          *

        4.4       Financing and Security Agreement dated as of November 22,
                  1996, between Registrant and National Bank of Canada,
                  pertaining to a revolving credit not to exceed $6,000,000 in
                  aggregate principal amount (3)                                                             *

        10.1      Management Services Agreement dated March 31, 1996, between
                  the Registrant and HERTH Management, Inc. (4)                                              *

        10.2      Extension Agreement dated as of August 29, 1997, between the
                  Registrant and HERTH Management, Inc. (5)                                                  *

        10.3      1987 Incentive Stock Option Plan (6)                                                       *

        10.4      First Amendment to 1987 Incentive Stock Option Plan (7)                                    *

        10.5      1987 Special Stock Option Plan (restated as of May 15, 1997) (8)                           *

        10.6      1997 Incentive Stock Option Plan (9)                                                       *

        10.7      1997 Special Stock Option Plan (10)                                                   *

        10.8      1994 Employee Stock Purchase Plan (11)                                                *

        10.9      Amendment to 1994 Employee Stock Purchase Plan (12)                                   *

        10.10     Second Amendment to 1994 Employee Stock Purchase Plan (12)                            *

        10.11     Third Amendment to 1994 Employee Stock Purchase Plan (13)                             *

        10.12     Agreement of Purchase and Sale dated as of March 1, 1997,
                  among the Registrant, F & H Companies, Inc., Western Steer of
                  North Carolina, Inc., Northwest Food Systems, Inc., Davidson
                  Food Systems, Inc., Mocksville Food Systems, Inc. and CFR
                  Foods, Inc. (3)                                                                       *

        10.13     Asset Purchase Agreement dated as of April 10, 1998, among the
                  Registrant and Hudson Foods, Inc.  (15)                                               *

        10.14     Non-Competition Agreement dated March 1, 1997, between Cecil
                  R. Hash and the Registrant  (3)                                                       *

        11        Computation of Per Share Earnings (Loss)                                       Included

        21        Subsidiaries of the Registrant                                                 Included

        23        Independent Auditors' Consent                                                  Included

        27        Financial Data Schedule (for SEC use only)                                     Included

        99.1      Change of Control Agreement dated as of August 29, 1997,
                  with each of Messrs. Richardson, Howard, Clark, Templeton
                  and Hefner  (5)                                                                       *

        99.2      Note dated December 31, 1996, made by the Registrant in
                  favor of First Century Bank, pertaining to a loan in the principal
                  amount of $1,900,000  (3)                                                             *

        99.3      Security Agreement dated December 31, 1996, between the
                  Registrant and First Century Bank  (3)                                                *

        99.4      Guaranty Agreement dated as of March 1, 1997, between Cecil
                  R. Hash and the Registrant  (3)                                                       *

                                                                                                 Sequential
      Exhibit                                                                                    Page Number
      -------                                                                                    -----------
        99.5      Promissory Note dated March 1, 1997, made by the Registrant in favor of Western Steer of North Carolina, Inc. in the principal
                  amount of $700,000 (3)                                                               *

        99.6      Promissory Note dated March 1, 1997, made by the Registrant in favor of Davidson Food Systems, Inc. in the principal amount
                  of $100,000 (3)                                                                      *

        -----------------

        *      Incorporated by reference.

        (1)       Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 24, 1989.
        (2)       Incorporated by reference to the Exhibits to the Registrant's Current
                         Report on Form 8-K dated September 5, 1997.
        (3)       Incorporated by reference to the Exhibits to the Registrant's Registration Statement
                         on Form S-3 (No. 333-22891).
        (4)       Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 23, 1996.
        (5)       Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form
                         10-Q for the quarterly period ended November 7, 1997.
        (6)       Incorporated by reference to the Exhibits to the Registrant's Registration
                         Statement on Form S-8 (No. 33-15017)
        (7)       Incorporated by reference to the Exhibits to Post-Effective Amendment No. 10 to the
                         Registrant's Registration Statement on Form S-8 (No. 33-15017).
        (8)       Incorporated by reference to the Exhibits to the Registrant's Registration
                         Statement on Form S-8 (No. 333-29111).
        (9)       Incorporated by reference to the Exhibits to the Registrant's Registration Statement
                         on Form S-8 (No. 333-32455).
        (10)      Incorporated by reference to the Exhibits to the Registrant's Registration
                         Statement on Form S-8 (No. 333-33439).
        (11)      Incorporated by reference to the Exhibits to the Registrant's Registration Statement
                         on Form S-8 (No. 33-79014).
        (12)      Incorporated by reference to the Exhibits to Post-Effective Amendment No. 3 to the
                         Registrant's Registration Statement on Form S-8 (No. 33-79014).
        (13)      Incorporated by reference to the Exhibits to Post-Effective Amendment No. 4 to
                          the Registrant's Registration Statement on Form S-8 (No. 33-79014)
        (14)      Incorporated by reference to the Registrant's Registration Statement on Form S-4
                           (No. 333-43921)
        (15)      Incorporated by reference to the Registrant's Registration Statement on Form 8-K
                           (No. 000-07277)

        The Registrant hereby agrees to provide to the Commission upon request copies of long-term debt instruments omitted pursuant to Item 601 (b) (4)
     (iii) (A) of Regulation S-K.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FRESH FOODS
INDEPENDENT AUDITORS' REPORT................................   F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of February 27, 1998 and
     February 28, 1997......................................   F-3
  Consolidated Statements of Earnings for the Years Ended
     February 27, 1998, February 28, 1997 and February 23,
     1996...................................................   F-4
  Consolidated Statements of Shareholders' Equity for the
     Years Ended February 27, 1998, February 28, 1997 and
     February 23, 1996......................................   F-5
  Consolidated Statements of Cash Flow for the Years Ended
     February 27, 1998, February 28, 1997 and February 28,
     1996...................................................   F-6
  Notes to Financial Statements.............................   F-7

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Fresh Foods, Inc.
Claremont, North Carolina

     We have audited the accompanying consolidated balance sheets of Fresh Foods, Inc. and its subsidiaries (formerly "WSMP, Inc. and subsidiaries") (the "Company") as of February 27, 1998 and February 28, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 27, 1998 and February 28, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 27, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 21 to the consolidated financial statements, on April 10, 1998 the Company entered into an agreement to acquire certain of the net assets of the Pierre Foods Division of Hudson Foods, Inc.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
May 7, 1998

                               FRESH FOODS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 27, 1998 AND FEBRUARY 28, 1997

                                                              FEBRUARY 27,    FEBRUARY 28,
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 2,818,071     $ 3,995,497
  Marketable equity securities (at fair value; cost of:
    1998 -- $175,790 and 1997 -- $155,768)..................      206,706         171,910
  Accounts receivable, net (Notes 3, 8 and 19 -- includes
    related party receivables of $181,367 and $278,919 at
    February 27, 1998 and February 28, 1997)................    5,204,700       3,735,936
  Notes receivable -- current, net (includes related party
    notes receivable of $526,592 and $563,644 at February
    27, 1998 and February 28, 1997).........................    1,150,906         973,640
  Inventories (Notes 4 and 8)...............................    7,361,347       6,706,838
  Income taxes refundable (Note 10).........................      872,157         343,557
  Deferred income taxes (Note 10)...........................      424,786         454,259
  Prepaid expenses and other current assets.................      269,222         108,323
                                                              -----------     -----------
         Total current assets...............................   18,307,895      16,489,960
                                                              -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 5 and 8)..........   45,023,793      36,964,110
                                                              -----------     -----------
OTHER ASSETS:
  Properties held for sale (Notes 6 and 8)..................    1,680,993       3,277,670
  Intangible assets, net (Note 7)...........................    3,735,866         628,186
  Notes receivable (Notes 3 and 19 -- includes related party notes receivable of $1,550,638 and $963,117 at February
    27, 1998 and February 28, 1997).........................    1,886,249       1,433,462
  Investments in affiliates (Note 16).......................           --         374,533
  Deferred income taxes (Note 10)...........................      685,458              --
  Other.....................................................      335,545         403,209
                                                              -----------     -----------
         Total other assets.................................    8,324,111       6,117,060
                                                              -----------     -----------
         Total Assets.......................................  $71,655,799     $59,571,130
                                                              ===========     ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable -- banks (Note 8)...........................  $ 5,105,144     $ 4,487,776
  Current installments of long-term debt (Note 8)...........    2,189,401       1,297,792
  Trade accounts payable (Note 19 -- includes related party
    payables of $218,180 and $115,094 at February 27, 1998
    and February 28, 1997)..................................    6,605,893       4,568,176
  Other accrued liabilities (Note 9)........................    4,904,841       4,021,755
                                                              -----------     -----------
  Total current liabilities.................................   18,805,279      14,375,499
DEFERRED INCOME TAXES (Note 10).............................           --       1,425,100
LONG-TERM DEBT (Note 8).....................................   13,623,532      12,422,150
COMMITMENTS AND CONTINGENCIES (Notes 11 and 17)
SHAREHOLDERS' EQUITY (Notes 8, 13 and 20):
  Preferred stock -- par value, $.10, authorized 2,500,000,
    no shares issued
  Common stock -- par value $1, authorized 100,000,000
    shares; issued 1998 -- 5,898,449 and
    1997 -- 5,326,948.......................................    5,898,449       5,326,948
  Capital in excess of par value............................   23,647,020      18,868,284
  Retained earnings.........................................    9,662,258       7,143,090
  Unrealized gain on securities available for sale..........       19,261          10,059
                                                              -----------     -----------
         Total shareholders' equity.........................   39,226,988      31,348,381
                                                              -----------     -----------
         Total Liabilities and Shareholders' Equity.........  $71,655,799     $59,571,130
                                                              ===========     ===========

                See notes to consolidated financial statements.

                               FRESH FOODS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
     YEARS ENDED FEBRUARY 27, 1998, FEBRUARY 28, 1997 AND FEBRUARY 23, 1996

                                                              FEBRUARY 27,   FEBRUARY 28,   FEBRUARY 23,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
REVENUES (Notes 1, 3 and 15):
  Food processing...........................................  $ 66,245,345   $ 58,615,493   $ 50,868,707
  Restaurant operations and franchising (Note 19 -- includes related party transactions totaling $315,000 in 1998,
    $1,004,000 in 1997 and $1,162,000 in 1996)..............    92,166,216     71,318,432     62,667,763
                                                              ------------   ------------   ------------
         Total revenues.....................................   158,411,561    129,933,925    113,536,470
                                                              ------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of goods sold (Note 19 -- includes related party
    transactions totaling $429,000 in 1998, $513,000 in 1997
    and $474,000 in 1996)...................................    93,017,228     79,451,764     69,647,206
  Restaurant operating expenses (Note 19 -- includes related party transactions totaling $3,682,000 in 1998,
    $2,744,000 in 1997 and $2,665,000 in 1996)..............    39,796,313     29,821,561     26,560,293
  Selling, general and administrative expenses (Note
    19 -- includes related party transactions totaling
    $2,206,000 in 1998, $2,070,000 in 1997 and $2,551,000 in
    1996)...................................................    15,592,569     11,650,618     10,587,620
  Depreciation and amortization (Note 2)....................     5,004,310      3,600,317      3,476,152
                                                              ------------   ------------   ------------
         Total costs and expenses...........................   153,410,420    124,524,260    110,271,271
                                                              ------------   ------------   ------------
OPERATING INCOME............................................     5,001,141      5,409,665      3,265,199
                                                              ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Other income (including interest) (Note 19 -- includes
    related party transactions totaling $146,000 in 1998,
    $114,000 in 1997 and $102,000 in 1996)..................       744,121      1,125,745        736,855
  Net gain on dispositions of assets (net of writedowns)
    (Notes 7 and 19 includes gains (losses) on sales of
    assets to related parties totaling $710,000 in 1998,
    $103,000 in 1997 and ($360,000) in 1996)................       639,966        345,930        105,367
  Equity in earnings (loss) of affiliates...................         3,000       (107,000)      (385,366)
  Interest expense (Note 19 -- includes related party
    transactions totaling $110,000 in 1998 and $32,000 in
    1997)...................................................    (1,762,363)    (1,867,948)    (2,162,547)
  Other expense (Note 19 -- includes related party
    transactions totaling $147,000 in 1998, $99,000 in 1997
    and $80,000 in 1996)....................................      (647,857)      (871,388)      (688,580)
                                                              ------------   ------------   ------------
         Net other expense..................................    (1,023,133)    (1,374,661)    (2,394,271)
                                                              ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.........     3,978,008      4,035,004        870,928
PROVISION FOR INCOME TAXES (BENEFIT) (Note 10)..............     1,728,008      2,009,999     (1,139,430)
                                                              ------------   ------------   ------------
EARNINGS BEFORE EXTRAORDINARY ITEM..........................     2,250,000      2,025,005      2,010,358
EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF DEBT (Net of
  income taxes of $251,000)(Note 8).........................            --        414,784             --
                                                              ------------   ------------   ------------
NET EARNINGS................................................  $  2,250,000   $  2,439,789   $  2,010,358
                                                              ============   ============   ============
EARNINGS PER COMMON SHARE -- BASIC (Notes 1 and 2):
  Earnings before extraordinary item........................  $       0.40   $       0.40   $       0.42
  Extraordinary gain from early extinguishment of debt......  --..........           0.08             --
                                                              ------------   ------------   ------------
         Net earnings.......................................  $       0.40   $       0.48   $       0.42
                                                              ============   ============   ============
EARNINGS PER COMMON SHARE -- DILUTED (Notes 1 and 2):
  Earnings before extraordinary item........................  $       0.37   $       0.37   $       0.41
  Extraordinary gain from early extinguishment of debt......            --           0.08             --
                                                              ------------   ------------   ------------
         Net earnings.......................................  $       0.37   $       0.45   $       0.41
                                                              ============   ============   ============

                See notes to consolidated financial statements.

                               FRESH FOODS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEARS ENDED FEBRUARY 27, 1998, FEBRUARY 28, 1997 AND FEBRUARY 23, 1996

                                                                             UNREALIZED
                                                                             GAIN (LOSS)
                                                              CAPITAL IN    ON SECURITIES
                                                   COMMON      EXCESS OF      AVAILABLE      RETAINED
                                                   STOCK       PAR VALUE      FOR SALE       EARNINGS
                                                 ----------   -----------   -------------   ----------
BALANCE AT FEBRUARY 24, 1995...................  $2,828,009   $12,368,730      $(5,214)     $7,462,521
  Net earnings.................................          --            --           --       2,010,358
  Issuance of common stock -- Sagebrush, Inc.
     (30,529 shares)...........................      30,529       949,473           --              --
  Common stock options exercised (100,000
     shares) (Note 13).........................     100,000       190,000           --              --
  Capital contributions........................          --       264,310           --              --
  S Corporation dividends and distributions --
     Sagebrush, Inc............................          --            --           --      (3,881,390)
  Unrealized gain on securities available for
     sale......................................          --            --       10,492              --
                                                 ----------   -----------      -------      ----------
BALANCE AT FEBRUARY 23, 1996...................   2,958,538    13,772,513        5,278       5,591,489
  Net earnings.................................          --            --           --       2,439,789
  Common stock options exercised (158,750
     shares) (Note 13).........................     158,750       561,750           --              --
  Payments to and exchanges with shareholders
     related to Sagebrush, Inc.
     reorganization............................   1,478,900    (6,475,119)          --              --
  Net proceeds of Sagebrush, Inc. public
     offering (Note 1).........................     687,960    10,337,242           --              --
  Issuance of common stock -- Sagebrush, Inc.
     (42,800 shares)...........................      42,800       671,898           --              --
  S Corporation dividends and distributions --
     Sagebrush, Inc............................          --            --           --        (888,188)
  Unrealized gain on securities available for
     sale......................................          --            --        4,781              --
                                                 ----------   -----------      -------      ----------
BALANCE AT FEBRUARY 28, 1997...................   5,326,948    18,868,284       10,059       7,143,090
  Net earnings.................................          --            --           --       2,250,000
  Net earnings of Sagebrush, Inc. for period
     from January 4, 1997 to February 28, 1997
     (Note 2)..................................          --            --           --         269,168
  Common stock options exercised (391,000
     shares) (Note 13).........................     391,000       919,700           --              --
  Purchase of common stock (143,325 shares)....    (143,325)   (1,840,425)          --              --
  Issuance of common stock (323,826 shares)....     323,826     2,599,040           --              --
  Tax benefit of stock options exercised (Notes
     10 and 13)................................          --     3,100,421           --              --
  Unrealized gain on securities available for
     sale......................................          --            --        9,202              --
                                                 ----------   -----------      -------      ----------
BALANCE AT FEBRUARY 27, 1998...................  $5,898,449   $23,647,020      $19,261      $9,662,258
                                                 ==========   ===========      =======      ==========

                See notes to consolidated financial statements.

                               FRESH FOODS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
     YEARS ENDED FEBRUARY 27, 1998, FEBRUARY 28, 1997 AND FEBRUARY 23, 1996

                                                              FEBRUARY 27,   FEBRUARY 28,   FEBRUARY 23,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  2,250,000   $ 2,439,789    $ 2,010,358
                                                              ------------   -----------    -----------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Extraordinary gain on extinguishment of debt (before
      effect of income taxes) (Note 8)......................            --      (665,646)            --
    Depreciation and amortization...........................     5,004,311     3,600,317      3,476,152
    Depreciation on properties leased to others.............       225,733       293,894        282,104
    Deferred income taxes, net..............................    (2,081,085)      582,224     (1,133,463)
    Net gain on dispositions of assets (net of
      writedowns)...........................................      (639,966)     (345,930)      (105,367)
    Provision for losses on receivables.....................       300,979       223,358        216,039
    Tax benefit of stock options............................     3,100,421            --             --
    Equity in (earnings) loss of affiliates.................        (3,000)      107,000        385,366
    Other noncash adjustments to earnings...................       (78,140)     (183,475)       152,598
    Changes in operating assets and liabilities (net of
      effects from purchase of restaurant companies)
      providing (using) cash:
    Receivables.............................................    (1,780,815)      246,740        102,755
    Inventories.............................................      (544,001)     (741,522)      (463,691)
    Income taxes refundable, prepaid expense and other
      assets................................................      (673,905)       35,703       (619,536)
    Trade accounts payable and other accrued liabilities....     2,654,178       902,488          6,119
                                                              ------------   -----------    -----------
         Total adjustments..................................     5,484,710     4,055,151      2,299,076
                                                              ------------   -----------    -----------
         Net cash provided by operating activities..........     7,734,710     6,494,940      4,309,434
                                                              ------------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures to related parties...................    (1,752,565)     (563,294)      (612,578)
  Capital expenditures -- other.............................   (10,839,058)   (9,138,245)    (3,357,550)
  Proceeds from sales of assets to related parties..........     1,350,000       150,000      1,079,955
  Proceeds from sales of assets to others...................     2,185,787     1,208,447      2,028,335
  Deposits, net of refunds..................................        34,931        47,942       (121,554)
  Decrease (increase) in marketable equity securities.......       (20,022)      (15,213)        13,575
  Decrease in related party notes receivables...............       179,452       289,913        203,874
  Decrease in other notes receivable........................       355,852       220,164        287,897
  Other investing activities, net...........................            --       (92,322)      (202,989)
                                                              ------------   -----------    -----------
         Net cash used in investing activities..............    (8,505,623)   (7,892,608)      (681,035)
                                                              ------------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) under short-term borrowing
    agreements..............................................      (935,382)       27,776      1,000,000
  Proceeds from issuance of long-term debt..................     5,894,000     8,585,000      1,414,629
  Principal payments on long-term debt......................    (4,971,615)  (11,948,322)    (4,445,189)
  Cash restricted for secured letter of credit (Note 17)....            --            --        500,000
  Proceeds from issuance of common stock....................            --    11,472,779             --
  S Corporation distribution dividend.......................            --      (888,188)    (3,962,390)
  Proceeds from exercise of stock options...................     1,310,700       720,500        290,000
  Acquisition of treasury stock.............................    (1,983,750)           --             --
  Purchase of assets related to reorganization..............            --    (1,652,500)            --
  Cash paid to shareholders related to reorganization.......            --    (3,412,902)            --
  Capital contributions.....................................            --            --      1,481,312
                                                              ------------   -----------    -----------
         Net cash provided by (used in) financing
           activities.......................................      (686,047)    2,904,143     (3,721,638)
                                                              ------------   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (1,456,960)    1,506,475        (93,239)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     4,275,031     2,489,022      2,582,261
                                                              ------------   -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  2,818,071   $ 3,995,497    $ 2,489,022
                                                              ============   ===========    ===========

                See notes to consolidated financial statements.

                               FRESH FOODS, INC.

                         NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED FEBRUARY 27, 1998, FEBRUARY 28, 1997 AND FEBRUARY 23, 1996

1.  BASIS OF PRESENTATION

     Business Combination. Effective January 30, 1998, WSMP, Inc. ("WSMP"), which subsequently changed its name to Fresh Foods, Inc. ("Fresh Foods"), completed a merger with Sagebrush, Inc. ("Sagebrush") through issuance of 2,264,535 shares of Fresh Foods common stock for all of the outstanding common stock of Sagebrush. Each share of Sagebrush common stock was converted into
 .3822 shares of Fresh Foods common stock. The outstanding Sagebrush employee stock options were converted at the .3822 exchange ratio into options to purchase 120,317 shares of WSMP common stock. Fresh Foods and its subsidiaries, together with Sagebrush and its subsidiaries after giving effect to such merger, are referred to herein collectively as the ("Company").

     The merger qualifies as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined financial position, results of operations and cash flows of Sagebrush.

     Transactions between Fresh Foods and Sagebrush prior to the combination have been eliminated. Adjustments recorded to conform Sagebrush's accounting policies were immaterial, except for restaurant pre-opening costs. Prior to the consummation of the merger, Sagebrush deferred restaurant pre-opening costs and amortized these costs over 12 months. The accompanying financial statements have been restated to conform to Fresh Foods' policy which is to expense these costs as incurred. In addition, certain reclassifications were made to the Sagebrush financial statements to conform to Fresh Foods' presentation.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                                   YEAR           YEAR           YEAR
                                                  ENDED          ENDED          ENDED
                                               FEBRUARY 27,   FEBRUARY 28,   FEBRUARY 23,
                                                   1998           1997           1996
                                               ------------   ------------   ------------
Operating revenues:
  Fresh Foods................................  $105,625,836   $ 87,753,073   $ 79,439,210
  Sagebrush..................................    52,785,725     42,180,852     34,097,260
  Combined...................................   158,411,561    129,933,925    113,536,470
Extraordinary gain:
  Fresh Foods................................            --        414,784             --
  Sagebrush..................................            --             --             --
  Combined...................................            --        414,784             --
Net income:
  Fresh Foods................................      (456,591)     1,120,696     (1,494,989)
  Sagebrush..................................     2,706,591      2,112,331      3,611,995
  Eliminations...............................            --       (793,238)      (106,648)
  Combined...................................     2,250,000      2,439,789      2,010,358

     Transaction costs of approximately $1,400,000, in connection with the merger with Sagebrush, primarily for investment banking, accounting and legal fees are included in the accompanying statement of operations for the fiscal year ended February 27, 1998.

     Organization and Business. The Company is a producer and remarketer of fully-cooked branded and private label meat and poultry products and prepackaged microwaveable sandwiches for the foodservice markets. The Company owns and operates 57, and franchises an additional 43, restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts.

                               FRESH FOODS, INC.

     Sagebrush's 1998 fiscal year end was restated to conform with Fresh Food's fiscal year which ends on the last Friday in February. Sagebrush's fiscal 1998 results of operations and cash flows include the period from March 1, 1997 through February 27, 1998. Fiscal 1997 and 1996 for Sagebrush were not restated and end on the Friday nearest December 31. Sagebrush's fiscal 1998 and 1996 represent 52-week periods, while 1997 reflects a 53-week period.

     A summary of fiscal year ends as restated is shown as follows:

                                   FISCAL 1998        FISCAL 1997        FISCAL 1996
                                   -----------        -----------        -----------
Fresh Foods...................  February 27, 1998  February 28, 1997  February 23, 1996
                                   (52-weeks)         (53-weeks)         (52-weeks)
Sagebrush.....................  February 27, 1998   January 3, 1997   December 29, 1995
                                   (52-weeks)         (52-weeks)         (53-weeks)

     A summary of the Sagebrush's results of operations for the two months ended February 28, 1997 follows:

Restaurant operations and franchising revenue...............  $7,043,659
Operating income............................................     452,438
Net income..................................................     269,168

     In January 1996, Sagebrush completed an initial public offering of stock in which it sold 1,800,000 shares of common stock, raising $11,025,202 net proceeds. Prior to the completion of this initial public offering, Sagebrush was structured as 22 operating restaurant corporations using the name "Sagebrush Steakhouse & Saloon," and certain operations relating to a restaurant management company ("the combining companies"). In connection with this initial public offering, a reorganization took place in which the combining companies either became wholly owned subsidiaries of, or transferred all of their assets to, Sagebrush. This reorganization was accounted for at historical costs in a manner similar to a pooling of interests due to the entities being under common management and control and the absence of significant monetary consideration to the related shareholders.

     In connection with the Sagebrush reorganization and its completion of the public offering, certain of its operating corporations formerly operating as S Corporations became subject to corporate income taxation as C Corporations and salaries payable to certain executive officers were adjusted to more representative levels as a result of the termination of the S Corporation elections and elimination of related distributions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include Fresh Foods, Inc. and subsidiaries in which it has an ownership percentage greater than 50%. All intercompany transactions have been eliminated.

     Fiscal Year. The Company's fiscal year ends on the last Friday in February. Fiscal years 1998 and 1996 represent fifty-two week periods while fiscal 1997 represents a fifty-three week period.

     Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Investments. The Company classifies its investments in debt and equity securities as available-for-sale. Securities classified as available-for-sale are carried at fair market value with unrealized gains and losses excluded from earnings but shown as a separate component of shareholders' equity. All investments of the Company are comprised of marketable equity securities held in broker managed accounts.

     Inventories. Inventories, representing food items, supplies and hams in curing process are stated at the lower of cost (first-in, first-out) or market.

                               FRESH FOODS, INC.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs which do not significantly extend useful lives of assets are charged to earnings whereas additions and betterments, including interest costs incurred during construction, are capitalized. Gains and losses on dispositions are reflected in other income except for gains and losses on traded properties which are reflected in the basis of the new asset.

     Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are depreciated over the shorter of their estimated useful lives or terms of the respective leases. Property under capital leases is amortized in accordance with the Company's normal depreciation policy. Depreciation on properties leased to others is combined with other expenses related to rental income and reported as other expense.

     Effective February 28, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company evaluated the carrying values of its long-lived assets based on the criteria set forth in this statement and recorded a charge to 1998 pretax earnings of $394,000 for the writedown of buildings, machinery and equipment and furniture and fixtures. The fair value of the items considered to be impaired was determined based on information about sales and purchases of similar assets. The writedown is included in fiscal 1998 in depreciation expense.

     Intangible Assets. Intangible assets consist of the excess cost over the fair value of net asset of businesses acquired and covenants not to compete which are being amortized over forty and fifteen years, respectively. The Company assesses the recoverability of the excess cost over the assigned value of net assets acquired by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations.

     Investments in Affiliates. Investments in common stock of unconsolidated affiliates are accounted for using the equity method.

     Costs and Expenses. Cost of goods sold includes the direct and indirect costs of tangible products sold by the food processing segment and the direct costs of tangible products sold through restaurant operations. Operating expenses include additional indirect costs such as labor, insurance and occupancy costs, other than depreciation, associated with restaurant product sales and other revenues. Selling, general and administrative expenses reflect costs of marketing, selling and general administration not included in cost of goods sold or operating expenses.

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense for fiscal 1998, fiscal 1997 and fiscal 1996 was $2,815,845, $2,887,677 and $2,698,076, respectively.

     Pre-opening Expenses. Preopening expenses associated with new restaurant openings are expensed as incurred.

     Income Taxes. Income taxes are provided for temporary differences between the tax and financial accounting basis of assets and liabilities using the asset and liability method. The tax effects of such differences are reflected in the balance sheet at the enacted tax rate applicable to the years when such differences are scheduled to reverse. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.

     Franchise, Royalty and Other Fees. Initial franchise fees are recognized as revenue when substantially all of the services required of the Company by the franchise agreement have been performed, which is generally the date the franchised unit opens. At the time the Company has substantially performed all obligations for initial service relating to the restaurant, the Company recognizes the pro rata portion of the fee

                               FRESH FOODS, INC.

allocated to the option to develop that particular restaurant. Royalty and other fees are accrued as earned based on franchisees' sales.

     Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which was required to be adopted for both interim and year-end financial statement periods ending after December 15, 1997. The Company adopted this new method of computing earnings per share and restated earnings per share for all prior periods. The following is a reconciliation between basic and diluted earnings per share (in thousands except per share amounts):

                                                           NET                   PER SHARE
                                                          INCOME      SHARES      AMOUNT
                                                        ----------   ---------   ---------
YEAR ENDED FEBRUARY 27, 1998
Earnings per common share -- basic....................  $2,250,000   5,653,988    $ 0.40
Stock-based compensation awards.......................          --     463,045     (0.03)
                                                        ----------   ---------    ------
Earnings per common share -- diluted..................  $2,250,000   6,117,033    $ 0.37
                                                        ==========   =========    ======
YEAR ENDED FEBRUARY 28, 1997
Earnings per common share -- basic....................  $2,439,789   5,135,352    $ 0.48
Stock-based compensation awards.......................          --     316,564     (0.03)
                                                        ----------   ---------    ------
Earnings per common share -- diluted..................  $2,439,789   5,451,916    $ 0.45
                                                        ==========   =========    ======
YEAR ENDED FEBRUARY 23, 1996
Earnings per common share -- basic....................  $2,010,358   4,774,580    $ 0.42
Stock-based compensation awards.......................          --     168,886     (0.01)
                                                        ----------   ---------    ------
Earnings per common share -- diluted..................  $2,010,358   4,943,466    $ 0.41
                                                        ==========   =========    ======

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impact of New Accounting Standards. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This standard establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement will be effective for the Company's fiscal year ending February 26, 1999, and the Company does not intend to adopt this statement prior to the effective date. Had the Company early adopted this statement, comprehensive income for each of the three fiscal years ended February 27, 1998 would not have differed materially from reported net earnings.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet completed its analysis of the effect of this new standard on its financial statement disclosures.

                               FRESH FOODS, INC.

3.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                                              FEBRUARY 27,   FEBRUARY 28,
                                                                  1998           1997
                                                              ------------   ------------
Accounts receivable:
  Trade accounts receivable (less allowance for doubtful
     receivables of $30,000 in 1998 and $35,000 in 1997)....   $4,785,503     $3,082,228
  Accounts receivable -- franchisees (less allowance for
     doubtful receivables of $76,000 in 1998 and $20,000 in
     1997)..................................................      145,086        247,993
  Accounts receivable -- other..............................       92,744        126,796
                                                               ----------     ----------
                                                                5,023,333      3,457,017
Accounts receivable -- related parties (less allowance for
  doubtful receivables of $6,000 in 1998) (see Note 19).....      181,367        278,919
                                                               ----------     ----------
          Total accounts receivable.........................   $5,204,700     $3,735,936
                                                               ==========     ==========
Notes receivables:
  Notes receivable -- related parties; interest rates 4.5%
     to 12% (see Note 19)...................................   $2,077,230     $1,526,761
  Less current portion......................................      526,592        563,644
                                                               ----------     ----------
Noncurrent notes receivable -- related parties..............    1,550,638        963,117
                                                               ----------     ----------
Notes receivable -- other; interest rates 6.0% to 12.0%
  (less allowance for doubtful receivables of $201,723 in
  1998 and $58,323 in 1997).................................      959,925        880,341
  Less current portion......................................      624,314        409,996
                                                               ----------     ----------
Noncurrent notes receivable -- other........................      335,611        470,345
                                                               ----------     ----------
          Total noncurrent notes receivable.................   $1,886,249     $1,433,462
                                                               ==========     ==========

     Noncurrent notes receivable have maturities ranging from 1998 to 2004. Notes receivable maturities are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   ----------
1999........................................................  $1,150,906
2000........................................................     885,591
2001........................................................     171,341
2002........................................................     151,067
2003........................................................     152,637
Later years.................................................     727,336
                                                              ----------
                                                              $3,238,878
                                                              ==========

     Trade accounts receivable are generated mainly by sales of the food processing segment and have terms ranging between fourteen and thirty days. Receivables from one customer (Pierre, see Note 21) totaled $1,572,000 and $1,392,622 and represent 32.6% and 44.7% of the total trade receivables at February 27, 1998 and at February 28, 1997, respectively.

                               FRESH FOODS, INC.

     An analysis of the allowance for doubtful notes and accounts receivable is as follows:

                                                          ADDITIONS
                                            BALANCE AT     CHARGED                      BALANCE
                                            BEGINNING    TO COSTS AND    DEDUCTIONS      AT END
FISCAL YEAR ENDED                            OF YEAR       EXPENSES          (1)        OF YEAR
-----------------                           ----------   ------------   -------------   --------
1998......................................   $113,538      $300,979       $101,103      $313,414
1997......................................   $587,007      $223,358       $696,827      $113,538
1996......................................   $542,000      $216,039       $171,032      $587,007

---------------

(1) Uncollectible receivables charged against the allowance.

4.  INVENTORIES

     A summary of inventories, by major classification, follows:

                                                                 1998         1997
                                                              ----------   ----------
Bakery......................................................  $4,304,635   $2,964,413
Smokehouse..................................................   2,179,849    2,880,550
Restaurants.................................................     876,863      861,875
                                                              ----------   ----------
          Totals............................................  $7,361,347   $6,706,838
                                                              ==========   ==========

5.  PROPERTY, PLANT AND EQUIPMENT

     The major components of property, plant and equipment are as follows:

                                                   ESTIMATED
                                                  USEFUL LIFE      1998          1997
                                                  -----------   -----------   -----------
Land............................................                $ 8,067,964   $ 6,453,848
Land improvements...............................  10-15 years     1,947,574     1,497,537
Buildings.......................................  20-40 years    20,522,287    18,479,371
Leasehold improvements..........................   5-20 years     7,596,517     6,242,534
Machinery and equipment.........................   5-15 years    23,283,557    20,025,126
Machinery and equipment under capital leases....   5-15 years     1,521,117       972,939
Furniture and fixtures..........................   5-10 years     7,029,614     5,630,502
Automotive equipment............................    2-5 years       571,765       597,586
Construction in progress........................                  1,015,258       874,945
                                                                -----------   -----------
          Total.................................                 71,555,653    60,774,388
Less accumulated depreciation...................                 26,531,860    23,810,278
                                                                -----------   -----------
Property, plant and equipment, net..............                $45,023,793   $36,964,110
                                                                ===========   ===========

     Depreciation and amortization expense of property, plant and equipment was $4,961,910, $3,850,077 and $3,721,206 for fiscal 1998, fiscal 1997 and fiscal
1996, respectively. Accumulated depreciation applicable to property under capital leases was $260,347, $105,355 and $544,391 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Interest costs capitalized in fiscal 1998 were $58,903.

6.  PROPERTIES HELD FOR SALE

     The Company has closed various stores and transferred the related real properties, in addition to certain undeveloped land holdings, from the classification of property, plant and equipment to other assets as properties held for sale. The Company is selling these properties as reasonable purchase offers are received. At February 27, 1998 and February 28, 1997, the Company recorded $1,680,993 and $3,277,670, respectively, in

                               FRESH FOODS, INC.

properties held for sale. These properties are being carried at their estimated fair value less estimated selling costs.

7.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              FEBRUARY 27,    FEBRUARY 28,
                                                                  1998            1997
                                                              ------------    ------------
Excess of cost over fair value of net assets of business
  acquired..................................................   $3,572,693      $1,095,214
Noncompete agreement........................................      829,500              --
Less accumulated amortization...............................     (666,327)       (467,028)
                                                               ----------      ----------
          Total.............................................   $3,735,866      $  628,186
                                                               ==========      ==========

     On March 1, 1997, the Company acquired fourteen franchised restaurants from various corporations predominantly owned by a former executive officer of the Company for a total purchase price of $3,767,500 (accounted for as a purchase). The purchase price was payable as follows: $500 in cash; $309,500 in assumed current liabilities; $645,000 in assumed long-term liabilities; $2,012,500 in the Company's common stock; and a two-year 5% promissory note in the amount of $800,000. As part of this transaction, 223,611 shares of the Company's common stock were issued. Existing lease agreements for eleven of the restaurant properties were assigned to the Company, and the Company signed new lease agreements on the remaining three properties.

     Also, as part of this transaction, the former executive officer, who was also the Company's single largest franchisee, entered into a fifteen-year noncompete agreement with the Company in exchange for 98,750 shares of the Company's common stock. These shares are restricted securities and their resale is subject to certain conditions.

     The purchase price of this acquisition (including transaction costs) was allocated to the assets and liabilities acquired at their estimated fair market value at the acquisition date as follows:

Inventory and supplies......................................  $  151,313
Property and equipment......................................   1,203,413
Excess of cost over fair value of net assets acquired.......   2,477,481
                                                              ----------
          Total.............................................  $3,832,207
                                                              ==========

     The following unaudited pro forma financial data is presented as if this acquisition had been consummated at February 24, 1996. Pro forma results of operations for 1998 are not presented because this acquisition occurred on March 1, 1997, and is therefore included for the entire year ended February 27, 1998. This pro forma information is not necessarily indicative of the operating results that would have occurred had this acquisition been consummated as of February 24, 1996, nor is it necessarily indicative of the results of future operations:

                                                              YEAR ENDED
                                                             FEBRUARY 28,
                                                                 1997
                                                             ------------
Operating revenues.........................................  $143,259,145
Net earnings...............................................     3,067,934
Earnings per common share -- basic.........................           .60
Earnings per common share -- diluted.......................           .56

                               FRESH FOODS, INC.

8. FINANCING ARRANGEMENTS

     Notes payable to banks consisted of the following:

                                                              FEBRUARY 27,    FEBRUARY 28,
                                                                  1998            1997
                                                              ------------    ------------
Revolving credit facility, maximum borrowings of up to $3.0
  million, advances are unsecured and limited to short-term
  working capital, expires July 31, 1998, interest at bank's
  prime rate (8.5% at February 27, 1998)....................   $1,742,750      $       --
Revolving credit facility, maximum borrowings of $6.0
  million, secured by Fresh Foods' manufacturing inventory
  and receivables (approximately $10,883,000 in aggregate),
  expires on November 23, 1998, interest at bank's prime
  rate (8.5% at February 27, 1998)..........................    3,092,394       4,027,776
Construction line of credit, advances equal to 75% of the
  construction cost, limited to $1,000,000, principal plus
  interest payable upon completion of construction, secured
  by property under construction interest at bank's prime
  rate (8.5% at February 27, 1998)..........................      270,000              --
Revolving credit facility, expired in January 1997..........           --         460,000
                                                               ----------      ----------
                                                               $5,105,144      $4,487,776
                                                               ==========      ==========

     During 1998, the Company obtained commitments for two construction lines of credit. Advances are limited to 75% of construction costs up to $1,000,000 for each line of credit, interest at prime. As of February 27, 1998, no amounts were outstanding on these lines of credit.

     Long-term debt is comprised of the following:

                                                            FEBRUARY 27,    FEBRUARY 28,
                                                                1998            1997
                                                            ------------    ------------
Variable rate Industrial Revenue Bonds maturing in 2005...  $ 2,515,000     $ 2,845,000
Prime plus 1% bank note maturing 2002.....................    4,126,631       4,979,808
Prime plus 1% bank note maturing 2003.....................      909,315       1,900,000
Prime plus  1/2% to 1 1/2% notes payable to banks maturing
  1998 to 2012............................................      654,687       1,043,278
4.5% Settlement Notes maturing in 1998 (see Note 19)......      250,000         430,000
6.0% to 11.0% other notes payable maturing 1998 to 2005...    1,981,481       1,666,301
9.25% to 11.5% capitalized lease obligations maturing in
  1998 to 2004 (see Note 11)..............................    1,186,522         855,555
Notes payable to bank in monthly installments, plus
  interest at the bank's prime rate, with final maturities
  ranging from 2007 to 2008...............................    4,189,297              --
                                                            -----------     -----------
     Total long-term debt.................................   15,812,933      13,719,942
     Less current installments............................    2,189,401       1,297,792
                                                            -----------     -----------
Long-term debt, excluding current installments............  $13,623,532     $12,422,150
                                                            ===========     ===========

     The applicable prime interest rate at February 27, 1998 was 8.5%. The variable rate payable on the Industrial Revenue Bonds at February 27, 1998 was 3.67%. At February 27, 1998, the net book value of the Company's property, plant and equipment and properties held for sale pledged as collateral under the above obligations was $17,945,954.

                               FRESH FOODS, INC.

     During fiscal 1997, the Company replaced its Senior Note obligations, which were scheduled to mature on October 1, 1997, with long-term note agreements with two banks. One of the agreements, with $4,126,631 outstanding, provides financing in the amount of $5 million at a rate of "prime" plus 1% for a five year term with principal payments to be made on a ten-year amortization basis with a final balloon payment on January 15, 2002. The second agreement, with $909,315 outstanding, provides financing of $1.9 million at a rate of "prime" plus 1% and is payable on December 30, 1998. The notes are collateralized by deeds of trusts on certain real property which previously collateralized the Senior Note obligations. In addition, the Company is required to meet certain financial requirements regarding tangible net worth, working capital, debt ratio and interest coverage.

     During fiscal 1997, the Company recognized an extraordinary gain of $414,784, net of income taxes of $250,862, on the early extinguishment of debt evidenced by Senior Notes. The two major life insurance companies which held the Senior Notes agreed to a discount totaling $787,651 upon the early retirement of this debt. In addition, as part of this refinancing, the Company wrote off unamortized loan costs relating to the Senior Notes totaling $73,208. Also during fiscal 1997, the Company incurred a prepayment penalty totaling $48,797 upon the early payment of a Small Business Association loan which was secured by a restaurant property sold during the year.

     At February 27, 1998, the Company was not in compliance with certain covenants relating to the Industrial Revenue Bonds and the new term bank debt. These violations relate to the working capital requirements. The Company has received waivers of these violations from its lenders.

     Long-term debt maturities, including capital leases (Note 11), subsequent to February 27, 1998 are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   -----------
1999........................................................  $ 2,189,401
2000........................................................    2,736,992
2001........................................................    2,044,766
2002........................................................    3,944,939
2003........................................................    1,192,707
Later years.................................................    3,704,128
                                                              -----------
          Total.............................................  $15,812,933
                                                              ===========

9.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                              FEBRUARY 27,   FEBRUARY 28,
                                                                  1998           1997
                                                              ------------   ------------
Accrued salaries and wages..................................   $1,709,927     $  803,855
Accrued insurance claims....................................      614,846        833,028
Taxes, other than income....................................      607,004        739,347
Accrued interest............................................       86,426         19,717
Gift certificates outstanding...............................      427,238        491,463
Other.......................................................    1,459,400      1,134,345
                                                               ----------     ----------
          Total.............................................   $4,904,841     $4,021,755
                                                               ==========     ==========

                               FRESH FOODS, INC.

10.  INCOME TAXES

     The provision for income taxes (benefit) is summarized as follows:

                                                                   YEAR ENDED
                                                   ------------------------------------------
                                                   FEBRUARY 27,   FEBRUARY 28,   FEBRUARY 23,
                                                       1998           1997           1996
                                                   ------------   ------------   ------------
Current:
  Federal........................................  $   478,867     $1,040,744    $   (66,838)
  Charge equivalent to tax benefit of stock
     option exercises............................    3,100,421             --             --
  State..........................................      229,805        244,716         60,871
                                                   -----------     ----------    -----------
          Total current..........................    3,809,093      1,285,460         (5,967)
                                                   -----------     ----------    -----------
Deferred:
  Federal........................................   (1,718,853)       644,948       (935,436)
  State..........................................     (362,232)        79,591       (198,027)
                                                   -----------     ----------    -----------
          Total deferred.........................   (2,081,085)       724,539     (1,133,463)
                                                   -----------     ----------    -----------
          Total provision for income taxes.......  $ 1,728,008     $2,009,999    $(1,139,430)
                                                   ===========     ==========    ===========

     Actual provisions for income tax expense (benefit) are different from amounts computed by applying a statutory federal income tax rate to earnings before income taxes. The computed amount is reconciled to total income tax expense (benefit) as follows:

                                         1998                      1997                       1996
                                -----------------------   -----------------------   ------------------------
                                             PERCENT OF                PERCENT OF                 PERCENT OF
                                               PRETAX                    PRETAX                     PRETAX
                                  AMOUNT      EARNINGS      AMOUNT      EARNINGS      AMOUNT       EARNINGS
                                ----------   ----------   ----------   ----------   -----------   ----------
Computed tax at statutory
  rate........................  $1,352,523      34.0%      1,371,902      34.0%         296,116       34.0%
Tax effect resulting from:
  State income taxes net of
     federal tax benefit......     200,553       5.0         193,749       4.8         (123,736)     (14.2)
  Nondeductible merger
     expenses.................     385,419       9.7              --        --               --         --
  New general business credits
     (net)....................    (120,608)     (3.0)        (21,285)     (0.5)         (96,867)     (11.1)
  Permanent differences.......      87,386       2.2         418,707      10.4           16,340        1.9
  S Corporation earnings
     non-taxable..............          --        --              --        --       (1,157,620)    (132.9)
  Reduction in valuation
     allowance................    (119,178)     (3.0)                                   (22,390)      (2.6)
  Other.......................     (58,087)     (1.5)         46,926       1.1          (51,273)      (5.9)
                                ----------      ----      ----------      ----      -----------     ------
Provision for income taxes
  (benefits)..................  $1,728,008      43.4%      2,009,999      49.8%      (1,139,430)    (130.8)%
                                ==========      ====      ==========      ====      ===========     ======

                               FRESH FOODS, INC.

     The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred income tax assets and liabilities for fiscal 1998 and fiscal 1997 is as follows:

                                            FEBRUARY 27, 1998                        FEBRUARY 28, 1997
                                  --------------------------------------   --------------------------------------
                                    ASSETS     LIABILITIES      TOTAL        ASSETS     LIABILITIES      TOTAL
                                  ----------   -----------   -----------   ----------   -----------   -----------
Current:
  Allowance for doubtful
    receivables.................  $  141,027   $        --   $   141,027   $   42,789   $        --   $    42,789
  Inventory.....................      86,582            --        86,582       67,226            --        67,226
  Accrued promotional expense...       5,400            --         5,400       67,836            --        67,836
  Accrued vacation pay..........     102,022            --       102,022       51,254            --        51,254
  Reserve for returns...........      49,047            --        49,047       60,299            --        60,299
  Installment sales.............          --            --            --           --       (93,748)      (93,748)
  Unrealized gain on securities
    available for sale..........          --       (11,655)      (11,655)          --        (6,083)       (6,083)
  Prepaid expenses..............          --       (15,650)      (15,650)          --            --            --
  Veba costs....................      68,013            --        68,013
  State loss carryforward.......          --            --            --      139,686            --       139,686
  General business credit
    carryforward................          --            --            --      125,000            --       125,000
                                  ----------   -----------   -----------   ----------   -----------   -----------
         Total current..........     452,091       (27,305)      424,786      554,090       (99,831)      454,259
                                  ----------   -----------   -----------   ----------   -----------   -----------
Noncurrent:
  Property, plant and
    equipment...................                (2,347,809)   (2,347,809)          --    (2,069,326)   (2,069,326)
  Basis write-up
    (reorganization)............     132,614                     132,614      116,679            --       116,679
  Installment sales.............                  (190,036)     (190,036)          --            --            --
  Writedown of property held for
    sale........................     258,282                     258,282       54,646            --        54,646
  Earnings in unconsolidated
    subsidiaries................                   (23,398)      (23,398)          --       (21,105)      (21,105)
  General business credit
    carryforward................     373,350                     373,350      206,351            --       206,351
  Alternative minimum tax credit
    carryforward................     293,771                     293,771      293,771            --       293,771
  Federal loss carryforward.....   1,682,716                   1,682,716      107,668            --       107,668
  Pre-acquisition (SRLY) loss
    carryforward................      57,184                      57,184       57,184            --        57,184
  State loss carryforward.......     830,257                     830,257      335,800            --       335,800
  Other.........................                                                   --        (6,117)       (6,117)
  Less valuation allowance......    (381,473)                   (381,473)    (500,651)           --      (500,651)
                                  ----------   -----------   -----------   ----------   -----------   -----------
         Total noncurrent.......   3,246,701    (2,561,243)      685,458      671,448    (2,096,548)   (1,425,100)
                                  ----------   -----------   -----------   ----------   -----------   -----------
         Total current and
           noncurrent...........  $3,698,792   $(2,588,548)  $ 1,110,244   $1,225,538   $(2,196,379)  $  (970,841)
                                  ==========   ===========   ===========   ==========   ===========   ===========

     As of February 27, 1998, federal and state operating loss carryovers of approximately $4,315,000 and $12,500,000 are available to offset future federal and state taxable income. The carryover periods range from five to fifteen years, which will result in expirations of varying amounts beginning in fiscal 1998 and continuing through fiscal 2013.

11.  LEASED PROPERTIES

     The Company operates certain machinery and equipment under leases classified as capital leases. The machinery and equipment leases have original terms ranging from one to eight years. The assets covered under

                               FRESH FOODS, INC.

these leases have carrying values of $1,260,770 and $867,585 at February 27, 1998 and February 28, 1997, respectively.

     Certain land and restaurant locations occupied by the Company and machinery and equipment are under operating leases with terms that are effective for varying periods until 2012, except for one land lease which expires in 2022. Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee. In addition, most of these leases contain terms that provide for scheduled increases in base rents and certain leases contain provisions providing for contingent rentals based on a percentage of gross sales. Leases with related parties are discussed in Note 19.

     As of February 27, 1998, minimum rental payments required under operating and capital leases are summarized as follows:

                                               OPERATING LEASES
                                    --------------------------------------
                                                   MINIMUM
                                      MINIMUM      SUBLEASE                   CAPITAL
FISCAL YEAR                          PAYMENTS      RECEIPTS       TOTAL        LEASES        TOTAL
-----------                         -----------   ----------   -----------   ----------   -----------
1999..............................  $ 3,708,526   $  206,215   $ 3,502,311   $  458,490   $ 3,960,801
2000..............................    3,314,262      206,215     3,108,047      410,365     3,518,412
2001..............................    2,851,729      169,000     2,682,729      376,873     3,059,602
2002..............................    2,680,108      169,000     2,511,108       79,659     2,590,767
2003..............................    2,207,442      169,000     2,038,442       56,640     2,095,082
Later years.......................    5,773,179      591,583     5,181,596       49,807     5,231,403
                                    -----------   ----------   -----------   ----------   -----------
Total minimum lease payments......  $20,535,246   $1,511,013   $19,024,233   $1,431,834   $20,456,067
                                    ===========   ==========   ===========                ===========
Less amount representing
  interest........................                                              245,312
                                                                             ----------
Present value of minimum lease
  payments under capital leases
  (see Note 8)....................                                           $1,186,522
                                                                             ==========

     Rental expenses charged to earnings are as follows:

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Real estate....................................  $3,672,552    $2,475,103    $2,342,615
Less sublease rentals..........................    (206,215)     (199,760)     (202,760)
Equipment......................................     338,915       304,817       226,330
                                                 ----------    ----------    ----------
Total..........................................  $3,805,252    $2,580,160    $2,366,185
                                                 ==========    ==========    ==========

     Real estate rental expenses includes contingent rentals of $188,690, $197,760 and $162,915 for fiscal 1998, 1997 and 1996, respectively.

12.  EMPLOYEE BENEFITS

     On March 1, 1994, Fresh Foods established an employee stock purchase plan through which employees, after meeting minimum eligibility requirements, may contribute up to 10% of their base earnings toward the purchase of Fresh Foods' common stock. The plan provides that Fresh Foods will make matching contributions of 25% of the employee's contribution. Participation in the plan is voluntary and all contributions of Fresh Foods are funded monthly and vest immediately. Fresh Foods' contributions to the plan totaled $19,260, $12,569, and $17,046 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

     Fresh Foods also maintains a 401(k) Retirement Plan for its employees. The Plan provides that Fresh Foods will make a matching contribution of up to 25% of an employee's voluntary contribution, limited to the

                               FRESH FOODS, INC.

lesser of 8% of that employee's annual compensation or $9,500 for fiscal 1998. Fresh Foods' contributions to this Plan were $86,360, $77,132 and $71,340 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

     Fresh Foods also provides employee health insurance benefits under a 501-c(9) trust arrangement. These benefits are partially self-funded by Fresh Foods. Fresh Foods has $45,000 per claim and $1,000,000 annual aggregate stop loss coverage on group medical claims with an insurance carrier. A third-party administrator handles all claims. Fresh Foods contributions to this plan were $587,543, $434,648 and $466,116 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Certain officers of Fresh Foods are trustees of the stock purchase plan, the retirement plan and the employee health plan.

     Sagebrush provides employee health insurance benefits under a 419(e) trust arrangement. These benefits are partially funded by Sagebrush. Sagebrush has $25,000 per participant and $1,000,000 annual aggregate stop loss coverage on group medical claims with an insurance carrier. A third-party administrator handles all claims. Sagebrush's contributions to this plan were approximately $126,464, $121,000 and $121,000 in fiscal 1997, 1996 and 1995, respectively.

13.  CAPITAL STOCK

STOCK OPTIONS

     The Company's 1987 Incentive Stock Option Plan, as amended, provides for the issuance of up to 625,000 shares of the Company's common stock to key employees, including officers and directors of the Company. The Company may grant Incentive Stock Options ("ISOs") or nonqualified stock options to eligible employees.

     The Company's 1987 Special Stock Option Plan, as amended, provides for the issuance of up to 625,000 shares of the Company's common stock to key management employees, including officers of the Company. All options granted under this Plan are nonqualified stock options. During fiscal 1994, options for 100,000 shares were repriced from $9.50 to the fair market value at the date of repricing.

     Fresh Foods assumed the Sagebrush 1995 Stock Option Plan, which provided 314,801 shares of Sagebrush's common stock to key management employees, including former officers of Sagebrush. All options granted under this plan are nonqualified stock options and are included in the Incentive Stock Option Plans in the tables below. Prior to the merger with Fresh Foods, Sagebrush repriced options of 342,300 shares from $8.875 to $5.50.

     All options must be granted at not less than 100% of the fair market value of the Company's common stock at the date of the grant and must be exercised no later than ten years from the date of grant.

                               FRESH FOODS, INC.

     A summary of the changes in shares under option and the weighted-average exercise prices for these Plans follows. The number of shares and exercise prices give retroactive recognition of the five-for-four stock split, effected in the form of a stock dividend, declared in 1995.

                                                   INCENTIVE STOCK             SPECIAL STOCK
                                                     OPTION PLANS               OPTION PLAN
                                                 --------------------      ---------------------
                                                             WEIGHTED                   WEIGHTED
                                                             AVERAGE                    AVERAGE
                                                             EXERCISE                   EXERCISE
                                                  SHARES      PRICE         SHARES       PRICE
                                                 --------    --------      ---------    --------
Balance at February 24, 1995...................   309,375     $ 4.12         562,500     $ 3.41
  Cancelled....................................   (12,500)      2.90              --         --
  Exercised....................................  (100,000)      2.90              --         --
                                                 --------                  ---------
Balance at February 23, 1996...................   196,875       4.82         562,500       3.41
  Cancelled....................................   (20,893)     14.60              --         --
  Issued.......................................   198,103      18.84          50,000       5.88
  Exercised....................................   (33,750)      4.31        (125,000)      4.60
                                                 --------                  ---------
Balance at February 28, 1997...................   340,335      12.43         487,500       3.36
  Cancelled....................................   (51,662)     14.40              --         --
  Issued.......................................   157,566      15.81         875,000      16.00
  Exercised....................................   (78,500)      4.63        (312,500)      3.03
                                                 --------                  ---------
Balance at February 27, 1998...................   367,739      11.92       1,050,000      13.99
                                                 ========                  =========

     A summary of the range of exercise prices and weighted average remaining life for options outstanding under each Plan at February 27, 1998 is as follows:

                                                                                AVERAGE
                                                    EXERCISE      SHARES       REMAINING
                                                     PRICE      OUTSTANDING       LIFE
                                                    --------    -----------    ----------
Special Stock Option Plan.........................   $ 2.90         12,500      34 months
                                                       3.20        112,500      44 months
                                                       5.88         50,000     100 months
                                                      16.00        875,000     120 months
Incentive Stock Option Plans......................   $ 5.20         74,625      84 months
                                                       5.88         50,000     100 months
                                                      14.39        118,114     100 months
                                                      16.00        125,000     120 months

     A summary of the number of shares exercisable and the weighted average exercise price at February 27, 1998 is as follows:

                                                                            WEIGHTED AVERAGE
                                                       SHARES EXERCISABLE    EXERCISE PRICE
                                                       ------------------   ----------------
Special Stock Option Plan............................        175,000             $ 3.94
                                                             875,000              16.00
                                                           ---------
                                                           1,050,000              13.99
                                                           =========
Incentive Stock Option Plans.........................         25,875             $ 5.20
                                                              10,000               5.88
                                                           ---------
                                                              35,875               5.39
                                                           =========

     Fresh Foods applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation relating to options granted in fiscal 1998 and 1997 since the exercise

                               FRESH FOODS, INC.

price of the option approximated the fair market value on the date of grant. Had compensation for stock options granted been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per common share amounts for fiscal 1998 and 1997 would approximate the following pro forma amounts:

                                                              YEAR ENDED
                                         ----------------------------------------------------
                                             FEBRUARY 27, 1998          FEBRUARY 28, 1997
                                         -------------------------   ------------------------
                                         AS REPORTED    PRO FORMA    AS REPORTED   PRO FORMA
                                         -----------   -----------   -----------   ----------
  Net earnings.........................  $2,250,000    $(2,857,510)  $2,439,789    $2,203,033
  Earnings per common share -- basic...        0.40          (0.51)        0.48          0.43
  Earnings per common
     share -- diluted..................        0.37          (0.47)        0.45          0.40
  Weighted average fair value of the
     options...........................                       9.08                       3.90

     The fair value of options granted under Fresh Foods' and Sagebrush's stock option plans during fiscal 1997 and 1998 were estimated on the date of grant using the Black-Scholes option pricing model. In February 1998, the Company issued options to certain executives; the fair value of those options was based on Fresh Foods weighted-average assumptions.

     The weighted-average assumptions used were as follows:

                                                 FISCAL 1998                FISCAL 1997
                                           ------------------------   ------------------------
                                           FRESH FOODS    SAGEBRUSH   FRESH FOODS    SAGEBRUSH
                                           -----------    ---------   -----------    ---------
Dividend yield...........................        --            --           --            --
Expected volatility......................     44.20%        25.00%       44.20%        25.00%
Risk free interest rate..................      6.65%         6.50%        6.65%         6.50%
Expected lives...........................       6.0           4.5          6.0           4.5

     Contributed capital was increased $3,100,421 in fiscal 1998 representing the income tax benefits the Company realized from stock options exercised during fiscal 1998.

SHAREHOLDER RIGHTS PLAN

     In fiscal 1998, Fresh Foods adopted a shareholder rights plan pursuant to which the holder of each share of Fresh Foods common stock also holds a Right that may be exercised for Fresh Foods preferred stock or Fresh Foods common stock upon the occurrence of certain "triggering events" specified in a Rights Agreement dated as of September 2, 1997 between Fresh Foods and American Stock Transfer and Trust Company.

     On August 28, 1997, the Fresh Foods Board declared a dividend distribution of one Right for each share of Fresh Foods common stock to Fresh Foods shareholders of record at the close of business on September 10, 1997. Each Right entitles the record holder to purchase from Fresh Foods one one-hundredth of a share of Junior Participating Preferred Stock, Series A, of Fresh Foods at a purchase price of $30. The Rights are attached to the Fresh Foods common stock and are not exercisable except under the limited circumstances set forth in the Rights Agreement relating to the acquisition of, or the commencement of a tender offer for, 15% or more of the Fresh Foods common stock. The rights may be redeemed at a price of $.001 per Right by Fresh Foods any time prior to any person or group acquiring 15% or more of Fresh Foods' common stock and will expire on September 10, 2007. Until the Rights separate from Fresh Foods' common stock, each newly-issued share of such common stock will have a Right attached. The Rights do not have voting or dividend rights.

                               FRESH FOODS, INC.

14.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                    FEBRUARY 27, 1998
                                                              -----------------------------
                                                              CARRYING AMOUNT   FAIR VALUE
                                                              ---------------   -----------
Assets:
  Cash and cash equivalents.................................    $ 2,818,071     $ 2,818,071
  Marketable equity securities..............................        206,706         206,706
  Accounts receivable.......................................      5,204,700       5,204,700
  Notes receivable..........................................      3,037,155       2,953,434
Liabilities:
  Accounts payable..........................................      6,605,893       6,605,893
  Short-term debt...........................................      5,105,144       5,105,144
  Long-term debt (excluding capital leases).................     14,626,413      14,621,667

                                                                    FEBRUARY 28, 1997
                                                              -----------------------------
                                                              CARRYING AMOUNT   FAIR VALUE
                                                              ---------------   -----------
Assets:
  Cash and cash equivalents.................................    $ 3,995,497     $ 3,995,497
  Marketable equity securities..............................        171,910         171,910
  Accounts receivable.......................................      3,735,936       3,735,936
  Notes receivable..........................................      2,407,102       2,524,859
Liabilities:
  Accounts payable..........................................      4,568,176       4,568,176
  Short-term debt...........................................      4,487,776       4,487,776
  Long-term debt (excluding capital leases).................     12,864,387      12,854,189

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt are a reasonable estimate of their fair value. Marketable equity securities are classified as available-for-sale and carried at their fair value. The fair value of notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for long-term debt instruments using discounted cash flows.

                               FRESH FOODS, INC.

15.  LINES OF BUSINESS

     The Company operates in two principal lines of business. Segment information is presented as follows:

                                               1998                      1997                      1996
                                      ----------------------    ----------------------    ----------------------
                                         AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                                      ------------   -------    ------------   -------    ------------   -------
Revenues:
  Restaurant operations.............  $ 92,166,216     58.1%    $ 71,318,432     54.8%    $ 62,667,763     55.1%
  Food processing...................    66,493,061     42.0       58,872,627     45.3       51,085,716     45.0
                                      ------------    -----     ------------    -----     ------------    -----
                                       158,659,277    100.2      130,191,059    100.2      113,753,479    100.2
  Elimination of inter-segment
    sales(1)........................      (247,716)    (0.2)        (257,134)    (0.2)        (217,009)    (0.2)
                                      ------------    -----     ------------    -----     ------------    -----
                                      $158,411,561    100.0%    $129,933,925    100.0%    $113,536,470    100.0%
                                      ============    =====     ============    =====     ============    =====
Operating profit:
  Restaurant operations.............  $  9,881,781     74.2%    $  9,936,554     84.3%    $  7,570,509     90.7%
  Food processing...................     3,437,649     25.8        1,845,188     15.7          778,407      9.3
                                      ------------    -----     ------------    -----     ------------    -----
                                        13,319,430    100.0%      11,781,742    100.0%       8,348,916    100.0%
                                                      -----                     -----                     -----
  Corporate expenses................    (8,318,289)               (6,372,077)               (5,083,717)
  Other income......................       739,230                   493,287                  (231,724)
  Interest expense..................     1,762,363                (1,867,948)               (2,162,547)
                                      ------------              ------------              ------------
  Earnings before income taxes and
    extraordinary item..............  $  3,978,008              $  4,035,004              $    870,928
                                      ============              ============              ============
Identifiable assets:
  Restaurant operations.............  $ 38,660,911     54.0%    $ 27,746,944     46.6%    $ 25,392,968     48.8%
  Food processing...................    23,302,472     32.5       22,094,616     38.1       18,809,910     36.2
  Corporate.........................     9,692,416     13.5        9,729,570     16.3        7,791,213     15.0
                                      ------------    -----     ------------    -----     ------------    -----
                                      $ 71,655,799    100.0%    $ 59,571,130    100.0%    $ 51,994,091    100.0%
                                      ============    =====     ============    =====     ============    =====
Depreciation and amortization:
  Restaurant operations.............  $  3,339,860     66.7%    $  2,109,837     58.6%    $  1,995,745     57.4%
  Food processing...................     1,456,155     29.1        1,259,365     35.0        1,256,931     36.2
  Corporate.........................       208,295      4.2          231,115      6.4          223,476      6.4
                                      ------------    -----     ------------    -----     ------------    -----
                                      $  5,004,310    100.0%    $  3,600,317    100.0%    $  3,476,152    100.0%
                                      ============    =====     ============    =====     ============    =====
Capital expenditures:
  Restaurant operations.............  $ 12,178,573     84.6%    $  9,207,775     82.3%    $  3,209,729     76.5%
  Food processing...................     2,042,549     14.2        1,543,382     13.8          774,615     18.5
  Corporate.........................       172,006      1.2          432,611      3.9          209,241      5.0
                                      ------------    -----     ------------    -----     ------------    -----
                                      $ 14,393,128    100.0%    $ 11,183,768    100.0%    $  4,193,585    100.0%
                                      ============    =====     ============    =====     ============    =====

---------------

(1) Intersegment sales are recorded based on prevailing prices and relate solely to the food processing segment.

     During each of the three fiscal years ended February 27, 1998, a single customer (Pierre, see Note 21) of the Company's bakery products accounted for 58%, 61% and 57%, respectively, of the food processing segment sales and 24%, 28% and 26%, respectively, of the Company's total operating revenues.

                               FRESH FOODS, INC.

16.  INVESTMENT IN AFFILIATES

     During fiscal years 1998 and 1997, the Company maintained investments in several companies which operated Prime Sirloin restaurants, Mom 'n' Pop's Buffet & Bakery restaurants, Western Steer Family Restaurants and Bennett's Smokehouse & Saloons. The Company maintained ownership of these entities under 50%, and therefore these were accounted for under the equity method. In fiscal year 1998, the Company sold all but the investment in Georgia Buffet Restaurants, Inc., which formerly operated two Mom 'n' Pop's Buffet & Bakery restaurants. The equity investees and related ownership percentages are as follows:

                                                                PERCENTAGE         PERCENTAGE
                                                                 OWNED AT           OWNED AT
                                                               FEBRUARY 27,       FEBRUARY 28,
                                                                   1998               1997
                                                              ---------------    ---------------
Georgia Buffet Restaurants, Inc.............................        50%                50%
Primo Foods, Inc............................................        --                 50
Starke Foods, Inc...........................................        --                 50

     Summarized financial information for the above companies is as follows:

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Current assets.................................  $    2,236    $  300,576    $  224,938
Noncurrent assets..............................     138,651     1,419,930     1,215,960
Current liabilities............................     106,180       597,738     1,096,908
Noncurrent liabilities.........................     188,105       415,371        25,018
Operating revenue..............................   1,489,205     5,190,358     5,720,963
Gross profit...................................     902,033     3,076,669     3,417,113
Net earnings (loss)............................    (146,436)       53,469       114,584

     Dividends received from these companies totaled $10,000 in fiscal 1996. No dividends were received in fiscal 1998 or fiscal 1997.

17.  COMMITMENTS AND CONTINGENCIES

     The Company guarantees a loan obligation of one of its franchisees in an amount not to exceed $612,000. The loan is collateralized by certain restaurant equipment purchased by the franchisee.

     The Company provides two secured letters of credit in the amounts of $500,000 and $400,000 and one unsecured letter of credit for $700,000 to its insurance carrier for outstanding worker's compensation and general liability claims.

     The Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.

18.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes is as follows:

                                                                1998         1997         1996
                                                             ----------   ----------   ----------
Interest...................................................  $1,621,404   $1,933,528   $2,153,964
Income taxes...............................................   2,211,998    1,911,308      339,259

     The Company received accounts and notes receivable totaling $1,110,000, $355,000 and $1,198,392 from the sale of property, plant and equipment in fiscal 1998, 1997 and 1996, respectively.

                               FRESH FOODS, INC.

     The Company acquired machinery and equipment totaling $660,662, $694,298 and $278,641 through capital leases or debt during 1998, 1997 and 1996, respectively. In fiscal 1997, the Company purchased a restaurant property by exchanging land with a book value of $260,236 and assuming a note payable in the amount of $527,695.

     As discussed in Note 7, on March 1, 1997 the Company acquired fourteen franchise restaurants through the issuance of common stock and assumption of liabilities. The purchase price was allocated to inventory and supplies in the amount of $151,313, property and equipment in the amount of $1,203,413, and excess of cost over fair value of net assets acquired in the amount of $2,477,481.

     Accounts receivable from certain franchisees totaling $23,074, $84,762 and $46,173 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, were converted into notes receivable.

     In fiscal 1997 the Company issued common stock in exchange for cash and a note receivable totaling $78,388 and $705,493, respectively. The Company issued common stock in exchange for notes receivable of $27,000 in fiscal 1996.

19.  TRANSACTIONS WITH RELATED PARTIES

     Related party transactions during fiscal 1998, fiscal 1997 and fiscal 1996 arose in connection with the following relationships:

     Certain current and past officers, directors and principal shareholders of the Company have ownership interests in franchisee companies as well as an insurance company, a marketing services company, a management service company, a travel agency, and certain other companies that transact business with the Company. In addition, immediate family members of a director and principal shareholders have ownership interests in companies from which the Company purchases restaurant equipment, furnishings and supplies.

     Under a contract with a management services company owned by certain officers and directors, the Company receives general management services, which include, among other things, the review and supervision of financing, cost analysis services and review of franchise relationships. Management fees paid under this contract are in lieu of salary compensation for certain of the Company's senior executives. This contract expires in 2002 at an annual maximum management fee of $1,500,000, payable quarterly in advance.

     The Company has mutual leasing agreements with certain related individuals and with certain corporations in which the Company's principal shareholders have a substantial ownership interest. During fiscal 1997, the Company sold a restaurant property to an individual who is an executive officer and principal shareholder of the Company at a price of $150,000, giving the Company a gain of $103,000. During 1998, the Company sold four restaurant properties to an individual who is an executive officer and principal shareholder of the Company for a total price of $1,900,000, giving the Company a net gain of $600,000. During 1998, the Company sold an 80% consolidated subsidiary to the same individual for a price of $160,000, giving the Company a gain of $78,000. During 1998, the Company sold its 50% interests in two equity affiliates to the majority owner for a price of $272,000 and $235,000, respectively, giving the Company gains of $22,000 and $12,000, respectively.

     During fiscal 1996, the Company advanced $43,938 to the employee stock purchase plan to allow the plan to purchase 9,500 shares of the Company's common stock from an outside investor. This advance was repaid in fiscal 1997 as the plan received contributions and the shares were allocated to participant accounts.

     During fiscal 1997, the Company sold certain restricted equity securities of Sagebrush common stock to a corporation which is owned by two principal shareholders and executive officers of the Company for cash totaling $78,388 and an 8.5% two-year promissory note in the amount of $705,493. The promissory note is supported by personal guarantees received from the two principal shareholders and executive officers.

                               FRESH FOODS, INC.

     During fiscal 1996, the Company sold certain secured promissory notes without recourse to an individual who is an executive officer and principal shareholder of the Company. Most of the notes were secured by purchase money mortgages and were generated through various sales of real estate. The notes, which had face values totaling $1,440,000, were sold without recourse and the Company received cash proceeds from the sale totaling $1,080,000.

     Litigation involving an unrelated party holding a security interest in the trade receivables of a bankrupt company, which was one of the Company's significant customers and vendors, was settled in May 1993. Under the terms of this settlement, the Company agreed to pay $1,200,000, comprised of an initial payment of $230,000 in 1993, four annual payments of $180,000 each on April 1 beginning in 1994 and a final payment of $250,000 on April 1, 1998. Interest on the unpaid principal balance is payable quarterly at 4.5%. Under the terms of a guaranty and hold harmless agreement with the Company's chief executive officer, who was a former principal of the bankrupt company, the Company obtained unsecured promissory notes from such officer in amounts sufficient to reimburse the Company for all payments of principal and interest required by the settlement agreement and to liquidate the net receivable and accrued interest thereon arising from the initial set-off discussed above. The terms of the promissory notes correspond to the payment terms stipulated by the settlement agreement. The Company's financial statements as of February 27, 1998 reflect both the remaining settlement liability of $250,000 and the related receivable.

     The Company's related party transactions are summarized as follows:

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Franchise, royalty and other fees from related
  party franchisee companies.......................  $  315,000   $1,004,000   $1,162,000
Management services expense........................   1,500,000    1,500,000    1,500,000
Rents paid/lease expense...........................   1,805,000    1,287,000    1,136,000
Purchases of restaurant equipment, furnishings and
  construction.....................................   1,753,000    1,348,000      613,000
Purchases of other services and supplies...........     937,000      817,000    1,114,000
Casualty insurance premiums........................   2,221,000    1,822,000    2,020,000
Sales of restaurant properties.....................   1,900,000      150,000           --
Sale of notes receivable...........................          --           --    1,080,000

     Related party accounts receivable arise in the ordinary course of business and relate to unpaid franchise, royalty and other fees as well as short-term advances to 50%-owned affiliates. Other related party receivables primarily consist of receivables from other restaurants managed by the Company's management services company. Notes receivable from related parties relate primarily to long-term advances to 50%-owned affiliates, notes generated from the sales of assets to related parties and the settlement notes from the Company's chief executive officer. Related party accounts payable relate to transactions in the normal course of business with related individuals and corporations as described above. Related party receivables and payables are as follows:

                                                                 1998         1997
                                                              ----------   ----------
Accounts receivable.........................................  $  181,367   $  278,919
Notes receivable (interest rates ranging from 4.5% to 12%,
  payable over 1 to 5 years)................................   2,077,230    1,526,761
Accounts payable............................................     218,180      115,094

20.  CAPITAL STOCK

     The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of ten cents per share in one or more series. All rights and preferences of each series are to be established by the Company prior to issuance. There are no issues of this class of stock outstanding at February 27, 1998.

                               FRESH FOODS, INC.

21.  SUBSEQUENT EVENTS

     On April 10, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with Hudson Foods, Inc. ("Hudson") (a wholly owned subsidiary of Tyson Foods, Inc.) to purchase certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson for $122,000,000. The Agreement provides for a closing date of this transaction on or before June 19, 1998.

     The acquisition will be accounted for as a purchase in fiscal 1999. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The revenues and expenses of Pierre will be included with those of the Company for periods subsequent to the date of acquisition. The purchase price allocated will be determined during fiscal 1999 when appraisals and additional information becomes available.

     The Company and Pierre have an existing business relationship whereby product is shipped from Pierre to the Company for further manufacturing process and subsequently shipped back to Pierre for ultimate sale to a third party. Total sales recognized were $38,597,256, $36,008,428, and $29,187,270 for fiscal 1998, 1997 and 1996, respectively. Accounts receivable from Pierre were $1,572,000, $1,392,622 and $1,366,216 for fiscal 1998, 1997 and 1996, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              QUARTERS ENDED
                                        ----------------------------------------------------------
                                          5/23/97        8/15/97        11/7/97      2/27/1998 (1)
                                        -----------    -----------    -----------    -------------
Operating revenues....................  $36,432,340    $39,772,488    $35,963,331     $46,243,402
Gross profit..........................  $ 6,180,748    $ 6,502,510    $ 5,926,837     $ 1,987,925
Pretax earnings (loss)................  $ 1,622,058    $ 2,178,172    $ 1,874,232     $(1,696,454)
Provision for income tax..............  $   620,047    $   823,710    $   705,022     $   420,771
Net earnings (loss)...................  $ 1,092,011    $ 1,354,462    $ 1,169,211     $(1,365,684)
Earnings (loss) per common
  share -- basic......................  $      0.18    $      0.24    $      0.20     $     (0.22)
Earnings (loss) per common share --
  diluted.............................  $      0.17    $      0.22    $      0.19     $     (0.21)

                                                              QUARTERS ENDED
                                        ----------------------------------------------------------
                                          5/17/96        8/9/96         11/1/96      2/28/1997 (1)
                                        -----------    -----------    -----------    -------------
Operating revenues....................  $28,229,485    $27,079,531    $30,656,677     $43,968,232
Gross profit..........................  $ 5,934,790    $ 5,335,615    $ 6,328,590     $ 3,061,605
Pretax earnings (loss)................  $ 1,137,215    $   681,293    $   840,048     $ 1,376,448
Provision for income tax..............  $   449,489    $    10,866    $   479,815     $ 1,069,829
Extraordinary gain (net of tax).......  $        --    $        --    $        --     $   414,784
Net earnings (loss)...................  $   687,726    $   670,427    $   360,233     $   721,403
Earnings (loss) per common
  share -- basic......................  $      0.13    $      0.13    $      0.07     $      0.15
Earnings (loss) per common share --
  diluted.............................  $      0.13    $      0.13    $      0.07     $      0.12

---------------

(1) There were no material fourth quarter adjustments in fiscal 1997.