Form 10-Q
period 1998-05-22
FRESH FOODS INC
filed 1998-07-06
CIK 67494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended May 22, 1998

     OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transaction period from          to
                                    ----------  -----------

                         COMMISSION FILE NUMBER:  0-7277

                                FRESH FOODS, INC.
             (Exact name of registrant as specified in its charter)

                                 NORTH CAROLINA
         (State or other jurisdiction of incorporation or organization)

                                   56-0945643
                      (I.R.S. Employer Identification No.)

                              3437 EAST MAIN STREET
                         CLAREMONT, NORTH CAROLINA 28610
               (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code: (828) 459-7626

                                   WSMP, INC.
                    1 WSMP DRIVE, CLAREMONT, NORTH CAROLINA 28610
                    ---------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (3) has been subject to such filing requirements for the past 90 days.

            Yes  X           No
                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at July 1, 1998
                -----------                ---------------------------
      COMMON STOCK, $1.00 PAR VALUE                  5,906,009




                       FRESH FOODS, INC. AND SUBSIDIARIES

                                   INDEX

                                                                 Page No.
                                                                ----------

Part I. Financial Information:
                              --------------------------------------------

Item 1. Financial Statements
Consolidated Condensed Balance Sheets -
May 22, 1998 and February 27, 1998................................  1-2

Consolidated Condensed Statements of
Operations and Retained Earnings -
Twelve Weeks Ended May 22, 1998
and May 23, 1997..................................................   3

Consolidated Condensed Statements of Cash
Flows -  Twelve Weeks Ended May 22, 1998 and
May 23, 1997......................................................   4

Notes to Consolidated Condensed Financial
Statements........................................................  5-7


Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations..................  8-11


Part II.  Other Information:
                            ----------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.........................   12

Signatures........................................................   12

Index to Exhibits.................................................   13

Exhibit 11 - Computation of Earnings per
    Common and Common Equivalent Share............................   14





                          PART I. FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS

FRESH FOODS, INC. AND SUBSIDIARIES


                      Consolidated Condensed Balance Sheets

                                                (Unaudited)
                                                  May 22,          February 27,
ASSETS                                             1998                1998
-------                                        -------------      -------------

Current assets:
  Cash and cash equivalents                    $  2,430,517       $  2,818,071
  Marketable equity securities                      220,766            206,706
  Accounts receivable, net(includes
    related party receivables of
    $179,146 and $181,367 at
    May 22, 1998 and February 27, 1998)           4,083,905          5,204,700
  Notes receivable-current, net(includes
    related party notes receivable of
    $973,037 and $526,592 at May 22,
    1998 and February 27, 1998)                   1,615,951          1,150,906
  Inventories                                     7,611,973          7,361,347
  Income taxes refundable                           780,586            872,157
  Deferred income taxes                             413,131            424,786
  Prepaid expenses and other current assets         579,893            269,222
                                               ------------       ------------
       Total current assets                      17,736,722         18,307,895
                                               ------------       ------------

Property, plant and equipment, net               48,130,675         45,023,793
                                               ------------       ------------
Other assets:
  Properties held for sale                        1,685,511          1,680,993
  Intangible assets, net                          3,676,992          3,735,866
  Notes receivable(includes related
    party notes receivable of $849,895
    and $1,550,638 at May 22, 1998 and
    February 27, 1998)                            1,065,805          1,886,249
  Deferred income taxes                             682,808            685,458
  Other                                             936,576            335,545
                                               ------------       ------------
       Total other assets                         8,047,692          8,324,111
                                               ------------       ------------
       Total assets                            $ 73,915,089       $ 71,655,799
                                               ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable                                $  6,351,875       $  5,105,144
  Current installments of long-term debt          2,410,073          2,189,401
  Trade accounts payable                          8,099,431          6,605,893
  Other accrued liabilities                       4,755,069          4,904,841
                                               ------------       ------------
       Total current liabilities                 21,616,448         18,805,279

Long-term debt, excluding
  current installments                           12,705,515         13,623,532
                                               ------------       ------------
       Total liabilities                         34,321,963         32,428,811
                                               ------------       ------------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock - par value $.10,
    authorized 2,500,000 shares;
    no shares issued
  Common stock - par value $1, authorized
    100,000,000 shares; issued 5,902,824
    shares at May 22, 1998 and 5,898,449
    shares at February 27, 1998                   5,902,824          5,898,449
  Capital in excess of par value                 23,665,395         23,647,020
  Unrealized gain on securities
    available for sale                               23,641             19,261
Retained earnings                                10,001,266          9,662,258
                                               ------------       -------------
       Total shareholders' equity                39,593,126         39,226,988
                                               ------------       -------------
       Total liabilities and
          shareholders' equity                 $ 73,915,089       $ 71,655,799
                                               ============       =============


                         FRESH FOODS, INC. AND SUBSIDIARIES

      Consolidated Condensed Statements of Operations and Retained Earnings

                Twelve Weeks Ended May 22, 1998 and May 23, 1997
                                   (Unaudited)

                                                   1998                1997
                                               ------------       -------------

Operating revenues:
  Food processing                              $ 13,394,846       $ 15,300,168
  Restaurant operations and franchising
    (includes related party transactions
    totaling $25,296 in 1998 and $91,012
    in 1997)                                     21,799,595         21,135,430
                                               -------------      -------------
       Total operating revenues                  35,194,441         36,435,598
                                               -------------      -------------
Costs and expenses:
  Cost of goods sold (includes related
    party transactions totaling $101,041
    in 1998 and $129,398 in 1997)                20,227,927         21,478,981
  Restaurant operating expenses
    (includes related party transactions
    totaling $850,295 in 1998 and $711,391
    in 1997)                                      9,799,996          9,019,966
  Selling, general and administrative
    expenses (includes related party
    transactions totaling $425,474 in 1998
    and $431,869 in 1997)                         2,765,919          2,915,953
  Depreciation and amortization                   1,126,334          1,015,764
                                               -------------      ------------
         Total costs and expenses                33,920,176         34,430,664
                                               -------------      ------------

         Operating income                         1,274,265          2,004,934
                                               -------------      ------------

Other income (expense):
  Other income (including interest)
    (includes related party transactions
    totaling $41,337 in 1998 and $21,820
    in 1997)                                        180,633            167,228
  Net loss on dispositions and write-downs
    of assets                                      (261,564)           (46,047)
  Equity in earnings (loss) of affiliates            (7,964)            18,000
  Interest expense (includes related party
    transactions totaling $24,688 in 1998
    and $17,756 in 1997)                           (419,668)          (414,396)
  Other expense (includes related party
    transactions totaling $34,484 in 1998
    and $35,016 in 1997)                           (221,548)          (107,660)
                                               -------------      -------------
         Net other income (expense)                (730,111)          (382,875)
                                               -------------      -------------
Earnings before income tax                          544,154          1,622,059

Provision for income tax                            205,146            620,047
                                               -------------      -------------
Net earnings                                   $    339,008       $  1,002,012
                                               =============      =============

Retained earnings:
    Balance at beginning of period             $  9,662,258       $  7,143,090
    Net earnings                                    339,008          1,002,012
                                               -------------      -------------
Balance at end of period                       $ 10,001,266       $  8,145,102
                                               =============      =============

Net earnings per common share-basic            $        .06       $        .18
                                               =============      =============
Net earnings per common share-diluted          $        .05       $        .17
                                               =============      =============


See accompanying notes to unaudited consolidated condensed financial statements.


                        FRESH FOODS, INC. AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                Twelve Weeks Ended May 22, 1998 and May 22, 1997
                                   (Unaudited)
                                                                   1998               1997
                                                               -------------      ------------
Cash flows from operating activities:
  Net earnings                                                 $    339,008      $  1,002,011
                                                               -------------     -------------
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
   Depreciation and amortization                                  1,126,334         1,015,763
   Depreciation on properties leased to others                       91,057            42,225
   Increase in deferred income taxes                                 11,655
   Provision for losses on receivables                                3,157            12,810
   Net loss on disposition and write-down of assets                 261,565            46,047
   Other non-cash adjustments to earnings                           (81,576)          (35,676)
   Changes in operating assets and liabilities
     (net of effects from purchase of restaurant companies)
     providing (using) cash:
         Receivables                                              1,117,637        (2,323,109)
         Inventories                                               (250,626)         (128,912)
         Income taxes refundable, prepaid expenses and other        (14,748)           19,123
         Trade accounts payable and other accrued liabilities     1,139,412         1,972,626
                                                               -------------     -------------
           Total adjustments                                      3,403,867           620,897
                                                               -------------     -------------
     Net cash provided by operating activities                    3,742,875         1,622,908
                                                               -------------     -------------

Cash flows from investing activities:
  Increase in marketable equity securities                           (7,030)           (2,591)
  Proceeds from sales of assets to others                            15,550             5,220
  Decrease in related party notes receivables                       257,284           179,452
  Decrease in other notes receivable                                 98,115            25,120
  Deposits, net of refunds                                          (51,555)         (123,958)
  Capital expenditures to related parties                          (452,364)         (178,060)
  Capital expenditures -- others                                 (4,562,565)       (1,642,604)
                                                               -------------     -------------
     Net cash used in investing activities                       (4,702,565)       (1,737,421)
                                                               -------------     -------------


Cash flows from financing activities:
  Principal payments on long-term debt                             (697,345)       (1,097,007)
  Repurchase of Common Stock                                                       (1,983,750)
  Net short-term borrowings                                       1,246,731         1,181,452
  Proceeds from exercise of stock options                            22,750            65,000
                                                               -------------     -------------
     Net cash provided by (used in) financing activities            572,136        (1,834,305)
                                                               -------------     -------------

Net decrease in cash and cash equivalents                          (387,554)       (1,948,818)

Cash and cash equivalents at beginning of period                  2,818,071         4,275,031
                                                               -------------     -------------
Cash and cash equivalents at end of period                     $  2,430,517      $  2,326,213
                                                               =============     =============

See accompanying notes to unaudited consolidated condensed financial statements.



                       FRESH FOODS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of May 22, 1998 and February 27, 1998, the results of operations for the fiscal quarters ended May 22, 1998 and May 23, 1997 and the cash flows for the twelve weeks ended May 22, 1998 and May 23, 1997.


2. The results of operations for the fiscal quarter ended May 22, 1998 are not necessarily indicative of the results to be expected for the full year.


3. Financial statements for fiscal 1998 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1999. In addition, amounts for the fiscal quarter ended May 23, 1997 have been restated to reflect the merger with Sagebrush, Inc. which was completed on January 30, 1998 and accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16.


4. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which was required to be adopted for both interim and year-end financial statement periods ending December 15, 1997. The Company adopted this new method of computing earnings per share and restated earnings per share for all prior periods. The following is a reconciliation between basic and diluted earnings per share:

                                                                    Per Share
                                         Net Income      Shares       Amount
                                        -----------   -----------  ----------
   Quarter Ended May 22, 1998
   --------------------------
   Earnings per common share-basic       $ 339,008      5,901,581      $.06
   Stock-based compensation awards                        544,276      (.01)
                                        ----------    -----------  ---------
   Earnings per common share-diluted     $ 339,008      6,445,857      $.05
                                        ==========    ===========  =========
   Quarter Ended May 23, 1997
   --------------------------
   Earnings per common share- basic     $ 1,002,012     5,638,741      $.18
   Stock-based compensation awards                        421,310      (.01)
                                        -----------   -----------  ---------
   Earnings per common share-diluted    $ 1,002,012     6,060,051      $.17
                                        ===========   ===========  =========


5. The Company reports the results of its operations using a 52-53 week basis. In line with this, reports for interim fiscal periods are prepared on the basis of 12-12-12-16 week periods. The Company follows this policy consistently.


6. A summary of inventories entering into cost of goods sold is:

                                           May 22,         February 27,         May 23,      February 28,
                                            1998              1998               1997           1997
                                       -------------      -------------     -------------   -------------
   Hams in curing process               $ 1,289,765        $ 1,211,799       $ 1,655,574     $ 1,326,420
   Other food (includes cured hams)       4,794,092          4,649,591         3,605,897       3,971,615
   Supplies                               1,528,116          1,499,957         1,700,423       1,408,803
                                       -------------      -------------     -------------   -------------
   Totals                               $ 7,611,973        $ 7,361,347       $ 6,961,894     $ 6,706,838
                                       =============      =============     =============   =============

7. The Company has certain debt obligations that contain restrictive covenants. Although the Company was not in compliance with certain of these covenants at May 22, 1998, waivers were not requested since the debt subject to such covenants was extinguished as part of the refinancing of the Company that occurred on June 9, 1998, concurrent with the acquisition of Pierre Foods. (See Note 11).

9. Supplemental cash flow disclosures - cash paid during the period for:

                           Twelve Weeks Ended
                     -------------------------------
                        May 22,           May 23,
                        1998               1997
                     ------------     --------------
  Interest            $ 368,995          $ 374,658
                     ============     ==============
  Income taxes        $ 236,918          $ 509,681
                     ============     ==============

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


10.On March 1, 1997, the Company acquired fourteen franchised restaurants from various corporations predominantly owned by a former executive officer of the Company for a total purchase price of $3,767,500 payable as follows: $500 in cash; $352,780 in assumed current liabilities; $476,720 in assumed long-term liabilities; $125,000 in forgiveness of a note receivable from seller; $2,012,500 in common stock of the Company; and a two year 5% promissory note in the amount of $800,000. As part of this transaction, 223,611 shares of common stock were issued to the selling corporations. In addition, costs associated with the acquisition totaling $64,707 were capitalized as part of
   the transaction.   The acquisition price is allocated as follows:  $1,203,413 to fixed assets, $2,477,481 to excess of cost over fair value of net assets of businesses acquired and $151,313 to restaurant inventories.

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

11.On April 10, 1998, the Company entered into an Asset Purchase Agreement
   (the "Agreement") with Hudson Foods, Inc. ("Hudson") (a wholly owned sub-sidiary of Tyson Foods, Inc.) to purchase certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson for $122,000,000 and to assume certain of Hudson's liabilities, consisting principally of trade payables and other similar liabilities (estimated at $8.1 million in the aggregate as of February 28, 1998.)

   This transaction (the "Acquisition") was consummated on June 9, 1998, and will be accounted for as a purchase in the second quarter of fiscal 1999.
   The purchase was financed by the proceeds of an institutional private placement of $115.0 million aggregate principal amount of the Company's
   10 3/4% Senior Notes Due 2006 and an initial borrowing under a new five-year, $75.0 million revolving bank credit facility (the "Bank Facility"), with availability subject to a borrowing base formula. In addition, borrowings under the Bank Facility were used to extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain capital lease obligations.

   The Senior Notes are unsecured obligation of the Company, unconditionally guaranteed on a senior unsecured basis by all existing subsidiaries of the Company. Interest on the Notes is payable on June 1 and December 1 of each year, commencing December 1, 1998. The Notes mature on June 1, 2006, unless previously redeemed, and are not subject to any sinking fund requirement.

   The Bank Facility provides for a revolving line of credit under which the Company may borrow up to an amount equal to the lesser of $75.0 million or a borrowing base (comprised of eligible accounts receivable, inventory, machinery and equipment and real property). Borrowings under the Bank Facility will bear interest at floating rates based upon the interest rate
   option selected from time to time by the Company.   The borrowings are
   secured by a first priority security interest in substantially all of the personal property of the Company and its subsidiaries, together with all real property included in the borrowing base.

12.Statement of Financial Accounting Standards No. 130, "Reporting
   Comprehensive Income" (SFAS 130) was issued in June 1997 and became effective for the Company in the current fiscal year. SFAS 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $343,388 and $1,004,829 for the quarters ended May 22, 1998 and May 23, 1997, respectively.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's operations are classified into two business segments: food processing operations, principally sandwich production; and restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts. The financial information presented and analyzed herein is financial information of the Company without giving effect to the Acquisition, except where it is stated otherwise. Results for the fiscal quarters ended May 23, 1997 and May 22, 1998, are shown below:

                                                       Fiscal Quarter Ended
                                                    --------------------------
                                                   May 22, 1998    May 23, 1997
                                                   ------------    ------------
   (In millions)
   Revenues:
     Food processing operations                      $ 13.4          $ 15.3
     Restaurant operations                             21.8            21.1
                                                     -------         -------
   Total                                               35.2            36.4
                                                     =======         =======
   Cost of goods sold:
     Food processing operations                        12.3            13.8
     Restaurant operations                              7.9             7.7
                                                     -------         -------
   Total                                               20.2            21.5
                                                     -------         -------

   Restaurant operating expenses                        9.8             9.0
   Selling, general and administrative                  2.8             2.9
   Depreciation and amortization                        1.1             1.0
                                                     -------         -------
   Operating income                                     1.2             2.0
                                                     -------         -------
   Other income (expense)                              (0.8)           (0.4)
                                                     -------         -------
   Earnings before income taxes                         0.5             1.6
   Provision for income taxes (benefit)                 0.2             0.6
                                                     -------         -------
   Net earnings                                      $  0.3          $  1.0
                                                     =======         =======


Fiscal Quarter Ended May 22, 1998 Compared to Fiscal Quarter Ended May 23, 1997

     Revenues. Revenues decreased by $1.2 million, or 3.4%, due to a $1.9 million (12.5%) decrease in the food processing segment that more than offset a $664,000 (3.1%) increase in the restaurant segment. The increase in restaurant revenues was due to the opening, following the fiscal quarter ended May 23, 1997, of eleven Sagebrush restaurants, consisting of five new restaurants and six conversions. The revenue effect of these eleven new Sagebrush restaurants was offset somewhat by the closing of six non-Sagebrush restaurants. The decrease in food processing revenues resulted primarily from inventory management efforts in the fiscal quarter ended May 22, 1998 by the Company's largest customer, Pierre, in anticipation of the consummation of the Acquisiton, which was consummated on June 9, 1998 (see Note 11 to the unaudited consolidated financial statements), as well as declines in sales of hams and ham products during such fiscal quarter.

     Cost of goods sold. Cost of goods sold decreased by $1.3 million, or 5.8%, due to a $1.5 million (10.7%) decrease in such cost in the food processing segment. Cost of goods sold in the restaurant segment increased by $228,000, or 3.0%, due to the operation of additional restaurants in the fiscal quarter ended May 22, 1998. The decrease in such cost in the food processing segment was attributable to lower volume in the latter period. Cost of goods sold in the food processing segment increased as a percentage of operating revenues of that segment from 90.2% to 91.9% due to the Company's inability to decrease fixed costs concurrently with its decrease in business volume.

     Restaurant operating expenses. Such expenses increased by $780,000, or 8.6%, as a result of the opening and operation of additional restaurants in the fiscal quarter ended May 22, 1998. As a percentage of restaurant revenues, restaurant operating expenses increased from 42.8% to 44.9% due to the incurrence, in the latter period, of pre-opening costs associated with a larger number of new restaurants.

     Selling, general and administrative. Such expenses were essentially unchanged, both in absolute terms and as a percentage of revenues.

     Depreciation and amortization. Depreciation and amortization increased slightly in absolute terms (by $111,000) and as a percentage of revenues (from 2.8% to 3.2%). Both business segments contributed to such increases.

     Operating income. Operating income decreased by $731,000, or 36.4%, and decreased as a percentage of revenues from 5.5% to 3.6%, for the reasons stated above.

     Other income (expense). Net other expense increased by $347,000, or 90.7%, due to (1) write-downs in the book values of certain fixtures and equipment recorded in the latter period upon conversion of older restaurants to the Sagebrush concept, (2)the cost of carrying restaurants closed during fiscal 1998, and (3) a write-down of the book value of computer software that management had determined not to utilize in the future.

     Earnings before income taxes. Such earnings decreased by $1.1 million, or 66.5%, and decreased as a percentage of revenues from 4.5% to 1.5%, for the reasons stated above.

     Provisions for income taxes. The effective tax rate for the fiscal quarter ended May 22, 1998 was 37.7%, as compared to 38.2% for the year-earlier quarter.

     Net earnings. Net earnings decreased by $663,000, or 66.2%, for the reasons stated above.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $3.9 million at May 22, 1998, as compared to a deficit of $497,000 at February 27, 1998. Most of the decrease in working capital was attributable to restaurant conversions and, to a lesser extent, new restaurant construction. The remainder resulted from legal and accounting fees incurred in connection with the Acquisition and related financing transactions and, to a lesser extent, from normal seasonal fluctuations in working capital requirements.

     The Company has traditionally financed its working capital needs through a combination of cash flow from operations and bank borrowings and, from time to time, sales of underutilized assets. During fiscal 1997, the Company entered into an agreement with a bank to provide a $6.0 million revolving credit facility, secured by a lien on inventory and receivables. At May 22, 1998, approximately $4.1 million was outstanding under this facility subject to the applicable borrowing base formula. The Company also obtained construction loans from a bank in amounts of up to $1.0 million per restaurant to finance the construction of new restaurants. At May 22, 1998, an aggregate of approximately $548,000 was outstanding under such facilities with respect to three restaurants.

     Funding for capital expenditures has been obtained primarily through current earnings and term loans. Capital expenditures were $5.0 million for the fiscal quarter ended May 22, 1998, as compared to $1.8 million for the first quarter of fiscal 1998. The reason for the $3.2 million increase was the construction of one new Sagebrush restaurant and the conversion of four restaurants to the Sagebrush concept during the first quarter of fiscal 1999.

     On June 9, 1998, the Company completed the Acquisition. The $122.0 million cash purchase price was financed by the proceeds of an institutional private placement of $115.0 million aggregate principal amount of the Company's 10 3/4% Senior Notes Due 2006 (the "Notes") and an initial borrowing under a new five-year, $75.0 million revolving Bank Facility, with availability subject to a borrowing base formula. In addition, borrowings under the Bank Facility were used to extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain capital lease obligations
(see Note 11 to the unaudited consolidated financial statements).

     The Company anticipates that its cash requirements, including working capital, capital expenditures and required principal and interest payments due under the Bank Facility and interest payments due under the Notes, which represent significant liquidity requirements, will be met though a combination of funds provided by operations, borrowings under the Bank Facility and, depending upon stock market conditions and other factors, the net proceeds of a possible offering of its common stock. In addition, from time to time the Company expects to continue its practice of acquiring equipment with the proceeds of secured bank loans or capital or operating leases.

     The Company has budgeted approximately $13.5 million for capital expenditures in fiscal 1999, including expenditures for Pierre subsequent to the Acquisition. These expenditures are expected to be devoted to (i) restaurant conversions and the construction of three new Sagebrush restaurants (approximately $10.6 million) and (ii) routine equipment upgrading and maintenance (approximately $2.9 million).

     The Bank Facility provides for a five-year revolving line of credit under which the Company may borrow up to an amount (including standby letters of credit up to $2.5 million) equal to the lessor of $75.0 million or a borrowing base (comprised of eligible accounts receivable, inventory, machinery and real property). The portion of the Bank Facility not used in connection with consummation of the Acquisition may be used for working capital requirements, permitted acquisitions and general corporate purposes. Borrowings under the Bank Facility will bear interest at floating rates based upon the interest rate option selected from time to time by the Company.

     As of June 9, 1998, after giving effect to the Acquisition and related financial transactions, the Company had approximately $33.1 million in out-standing borrowings under the revolving line of credit and approximately $20.5 million of additional availability under the Bank Facility.

SEASONALITY

     The Company considers its restaurant operations to be somewhat seasonal in nature, with stronger sales during the Christmas season and spring, weaker sales during the mid-summer and late winter. Except for sales to school districts, which decline significantly during the summer, there is no seasonal variation in the Company's sales of food products. The Company's food production is steady thoughout the year.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the first twelve weeks of fiscal 1999 and 1998.

"YEAR 2000" ISSUES

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. "Year 2000" issues affect virtually all companies and organizations, including the Company. The Company has engaged consultants who have studied its information systems and have made recommendations with a view to upgrading and improving such systems. A definitive plan of action has been approved based on such recommendations and is expected to be implemented this year. The Company estimates the cost of the necessary software modifications at less that $500,000 in the aggregate, an amount the Company considers immaterial to its consolidated financial position.


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


CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

     Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, are "forward looking" statements provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, among others, the substantial leverage of the Company, restrictions imposed on the Company by the terms of its Bank Facility and Notes, risks relating to the Company's ability to execute its business strategy following the Acquisition, competitive considerations, government regulation and general risks of the food industry, the possibility of adverse changes in food costs and the availability of supplies, the Company's dependence on key personnel, potential labor disruptions and "Year 2000" issues.



                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 7, 1998, a special meeting of shareholders was held in Hickory, North Carolina to consider: 1) a proposal to increase the membership of the Board of Directors from nine to eleven, and 2) a proposal to change the corporate name from WSMP, Inc. to Fresh Foods, Inc. The first proposal received 3,521,173 votes "for" and 5,771 votes "against"; 31 shares abstained from voting. Regarding the second proposal, 3,509,574 shares voted in favor and 17,243 shares voted against the proposal; and 158 shares abstained.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

     (a) Exhibits

         Exhibit No.           Description                            Page No.
         -----------           -----------                           ----------

             11                Computation of Per Share Earnings          14


     (b) Reports on Form 8-K


   A Current Report on Form 8-K was filed on April 28, 1998, announcing the Company's operating results for the first twenty-eight days subsequent to the pooling of interests acquisition of Sagebrush, Inc.

   A Current Report on Form 8-K was filed on May 13, 1998, announcing that the Company had entered into a definitive Asset Purchase Agreement.

   A Current Report on Form 8-K was filed on June 24, 1998, announcing the consummation of the Acquisition.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRESH FOODS, INC.
                                   -----------------


Date   7-6-98           By:   /s/James C. Richardson, Jr.
     ----------            --------------------------------
                               James C. Richardson, Jr.
                               (Chief Executive Officer)



Date  7-6-98            By:   /s/Noland M. Mewborn
    -----------            -------------------------------
                               Noland M. Mewborn
                          (Vice President of Finance and
                             Chief Accounting Officer)


                                INDEX TO EXHIBITS

    For inclusion in Quarterly Report on Form 10-Q Quarter Ended May 22, 1998



Exhibit No.                                                   Page No.
-----------                                                  ----------

    11                Computation of Per Share Earnings          14