Form 10-Q
period 1998-09-05
FRESH FOODS INC
filed 1998-10-20
CIK 67494

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 5, 1998

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from              to
                                        --------------  -------------

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

                      Yes [X]                          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at October 16, 1998
         -----                                  -------------------------------
COMMON STOCK, $1.00 PAR VALUE                           5,914,174

                       FRESH FOODS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                         Page No.
                                                                                         --------
Part I. Financial Information:


Item 1. Financial Statements
  Consolidated Condensed Balance Sheets -
  September 5, 1998 and February 27, 1998..................................................   1-2

  Consolidated Condensed Statements of
  Operations and Retained Earnings -
  Fifteen Weeks Ended September 5, 1998
  and Twelve Weeks Ended August 15, 1997...................................................     3

  Consolidated Condensed Statements of
  Operations and Retained Earnings -
  Twenty-seven Weeks Ended September 5, 1998
  and Twenty-four Weeks Ended August 15, 1997..............................................     4

  Consolidated Condensed Statements of Cash
  Flows -  Twenty-seven Weeks Ended September 5, 1998 and
  Twenty-four Weeks Ended August 15, 1997..................................................     5

  Notes to Consolidated Condensed Financial
  Statements...............................................................................   6-9

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations......................................... 10-15


Part II.  Other Information:


  Item 6.  Exhibits and Reports on Form 8-K................................................    16

  Signatures...............................................................................    17

  Index to Exhibits........................................................................    18

  Exhibit 11 - Computation of Earnings per
      Common and Common Equivalent Share...................................................    19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH FOODS, INC. AND SUBSIDIARIES_____________________________________________

                     Consolidated Condensed Balance Sheets


                                                                   (Unaudited)

                                                                    September 5,        February 27,
ASSETS                                                                  1998                1998
------                                                            ---------------     --------------

Current assets:
   Cash and cash equivalents                                      $    3,442,491      $    2,818,071
   Marketable equity securities                                          247,581             206,706
   Accounts receivable, net (includes related party
     receivables of $214,050 and $181,367 at September 5,
     1998 and February 27, 1998, respectively)                        16,496,029           5,204,700
   Notes receivable - current, net (includes related party
     notes receivable of $1,004,447 and $526,592 at
     September 5, 1998 and February 27, 1998, respectively)            1,674,098           1,150,906
   Inventories                                                        30,399,165           7,361,347
   Income taxes refundable                                             1,087,717             872,157
   Deferred income taxes                                               2,318,585             424,786
   Prepaid expenses and other current assets                             512,364             269,222
                                                                  --------------      --------------

       Total current assets                                           56,178,030          18,307,895
                                                                  --------------      --------------

Property, plant and equipment, net                                    72,231,973          45,023,793
                                                                  --------------      --------------

Other assets:
   Properties held for sale                                            2,086,847           1,680,993
   Excess of cost over fair value of net assets of
       businesses acquired                                            32,155,210           2,906,366
   Other intangible assets, net                                       51,177,901             829,500
   Notes receivable (includes related party notes receivable of
     $806,381 and $1,550,638 at September 5, 1998 and
     February 27, 1998, respectively)                                  1,004,791           1,886,249
   Deferred income taxes                                                                     685,458
   Deferred loan origination fees                                      4,514,257             262,828
   Other                                                                 115,589              72,717
                                                                  --------------      --------------

       Total other assets                                             91,054,595           8,324,111
                                                                  --------------      --------------

       Total assets                                               $  219,464,598      $   71,655,799
                                                                  ==============      ==============


See accompanying notes to unaudited consolidated condensed financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES_____________________________________________


                                                             (Unaudited)
                                                             September 5,        February 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                             1998                1998
------------------------------------                        --------------       ------------

Current liabilities:
   Notes payable                                                                 $  5,105,144
   Current installments of long-term debt                   $     668,168           2,189,401
   Trade accounts payable                                       7,773,523           6,605,893
   Income taxes payable                                           102,558
   Accrued insurance                                            1,384,590             614,846
   Accrued interest                                             3,227,116              87,426
   Accrued payroll and payroll taxes                            3,437,323           1,960,534
   Accrued promotions                                           2,417,999              12,000
   Accrued taxes (other than income and payroll)                1,987,733             379,269
   Other accrued liabilities                                    2,441,226           1,850,766
                                                            -------------        ------------

       Total current liabilities                               23,440,236          18,805,279

Deferred income taxes                                           1,049,835
Long-term debt, excluding current installments                155,660,781          13,623,532
                                                            -------------        ------------

       Total liabilities                                      180,150,852          32,428,811
                                                            -------------        ------------

Commitments and Contingencies (Note 9)

Shareholders' equity:
   Preferred stock - par value $.10, authorized 2,500,000
     shares; no shares issued
   Common stock - par value $1, authorized 100,000,000
     shares; issued 5,914,174 shares at September 5, 1998
     and 5,898,449 shares at February 27, 1998                  5,914,174           5,898,449
   Capital in excess of par value                              23,727,592          23,647,020
   Other comprehensive income - unrealized gain on
      securities available for sale                                29,470              19,261
   Retained earnings                                            9,642,510           9,662,258
                                                            -------------        ------------

       Total shareholders' equity                              39,313,746          39,226,988
                                                            -------------        ------------

       Total liabilities and shareholders' equity           $ 219,464,598        $ 71,655,799
                                                            =============        ============


See accompanying notes to unaudited consolidated condensed financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES_____________________________________________

     Consolidated Condensed Statements of Operations and Retained Earnings Fifteen Weeks Ended September 5, 1998 and Twelve Weeks Ended August 15, 1997
                                  (Unaudited)


                                                                               1998              1997
                                                                               ----              ----

Operating revenues:
   Food processing                                                         $ 47,887,216      $ 17,347,007
   Restaurant operations and franchising (includes related party
       transactions totaling $40,516 in 1998 and $70,523 in 1997)            29,956,138        22,421,796
                                                                           ------------      ------------
       Total operating revenues                                              77,843,354        39,768,803
                                                                           ------------      ------------

Costs and expenses:
   Cost of goods sold (includes related party transactions totaling
     $124,738 in 1998 and $79,720 in 1997)                                   42,303,504        23,691,711
   Restaurant operating expenses (includes related party transactions
     totaling $783,497 in 1998 and $1,022,051 in 1997)                       13,660,468         9,434,226
   Selling, general and administrative expenses (includes related party
     transactions totaling $1,123,034 in 1998 and $421,587 in 1997)          15,034,525         3,168,470
   Depreciation and amortization                                              2,575,639         1,013,843
                                                                           ------------   ---------------
       Total costs and expenses                                              73,574,136        37,308,250
                                                                           ------------   ---------------

       Operating income                                                       4,269,218         2,460,553
                                                                           ------------   ---------------

Other income (expense):
     Other income (including interest) (includes related party
       transactions totaling $45,503 in 1998 and $40,897 in 1997)               196,824           182,516
     Net gain (loss) on dispositions and sales of assets (includes
       related party transactions totaling $111,518 in 1997)                   (718,454)           66,533
     Interest expense (includes related party transactions totaling
        $5,021 in 1998 and $36,573 in 1997)                                  (3,997,429)         (416,130)
     Other expense (includes related party transactions totaling
       $1,031 in 1998 and $43,548 in 1997)                                     (218,194)         (115,300)
                                                                           ------------   ---------------
       Net other expense                                                     (4,737,253)         (282,381)
                                                                           ------------   ---------------

Earnings (loss) before income taxes and extraordinary item                     (468,035)        2,178,172
Income tax provision (benefit)                                                 (175,460)          823,710
                                                                           ------------   ---------------
Earnings (loss) before extraordinary item                                      (292,575)        1,354,462
Extraordinary loss from early extinguishment of debt (net of
  income tax benefit of $42,312)                                                (66,181)
                                                                           ------------   ---------------
       Net earnings (loss)                                                 $   (358,756)  $     1,354,462
                                                                           ============   ===============

Retained earnings:
       Balance at beginning of period                                      $ 10,001,266   $     8,145,102
       Net earnings (loss)                                                     (358,756)        1,354,462
                                                                           ------------   ---------------
       Balance at end of period                                            $  9,642,510   $     9,499,564
                                                                           ============   ===============

Earnings (loss) before extraordinary item - basic                          $      (0.05)  $          0.25
Extraordinary loss from early extinguishment of debt                              (0.01)
                                                                           ------------   ---------------
Net earnings (loss) per common share - basic                               $      (0.06)  $          0.25
                                                                           ============   ===============

Earnings (loss) before extraordinary item - diluted                        $      (0.05)  $          0.23
Extraordinary loss from early extinguishment of debt                              (0.01)
                                                                           ------------   ---------------
Net earnings (loss) per common share - diluted                             $      (0.06)  $          0.23
                                                                           ============   ===============

See accompanying notes to unaudited consolidated condensed financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES_____________________________________________

     Consolidated Condensed Statements of Operations and Retained Earnings
                 Twenty-seven Weeks Ended September 5, 1998 and
                    Twenty-four Weeks Ended August 15, 1997
                                  (Unaudited)


                                                                               1998              1997
                                                                               ----              ----

Operating revenues:
   Food processing                                                      $    61,282,062   $    32,647,175
   Restaurant operations and franchising (includes related party
       transactions totaling $65,812 in 1998 and $161,535 in 1997)           51,755,733        43,557,226
                                                                        ---------------   ---------------
       Total operating revenues                                             113,037,795        76,204,401
                                                                        ---------------   ---------------

Costs and expenses:
   Cost of goods sold (includes related party transactions totaling
     $225,779 in 1998 and $209,118 in 1997)                                  62,531,431        45,170,692
   Restaurant operating expenses (includes related party transactions
     totaling $1,633,792 in 1998 and $1,733,442 in 1997)                     23,460,464        18,454,192
   Selling, general and administrative expenses (includes related party
     transactions totaling $1,548,508 in 1998 and $853,456 in 1997)          17,800,444         6,084,423
   Depreciation and amortization                                              3,701,973         2,029,607
                                                                        ---------------   ---------------
       Total costs and expenses                                             107,494,312        71,738,914
                                                                        ---------------   ---------------

       Operating income                                                       5,543,483         4,465,487
                                                                        ---------------   ---------------

Other income (expense):
     Other income (including interest) (includes related party
       transactions totaling $86,840 in 1998 and $62,717 in 1997)               377,457           349,744
     Net gain (loss) on dispositions and sales of assets (includes
       related party transactions totaling $111,518 in 1997)                   (980,018)           20,486
     Interest expense (includes related party transactions totaling
        $29,709 in 1998 and $54,329 in 1997)                                 (4,417,097)         (830,526)
     Other expense (includes related party transactions totaling
       $43,479 in 1998 and $60,564 in 1997)                                    (447,706)         (204,960)
                                                                        ---------------   ---------------
       Net other expense                                                     (5,467,364)         (665,256)
                                                                        ---------------   ---------------

Earnings before income taxes and extraordinary item                              76,119         3,800,231
Income tax provision                                                             29,686         1,443,757
                                                                        ---------------   ---------------
Earnings before extraordinary item                                               46,433         2,356,474
Extraordinary loss from early extinguishment of debt (net of
  income tax benefit of $42,312)                                                (66,181)
                                                                        ---------------   ---------------
       Net earnings (loss)                                              $       (19,748)  $     2,356,474
                                                                        ===============   ===============

Retained earnings:
       Balance at beginning of period                                   $     9,662,258   $     7,143,090
       Net earnings (loss)                                                      (19,748)        2,356,474
                                                                        ---------------   ---------------
       Balance at end of period                                         $     9,642,510   $     9,499,564
                                                                        ===============   ===============

Earnings before extraordinary item - basic                              $          0.01   $          0.42
Extraordinary loss from early extinguishment of debt                              (0.01)
                                                                        ---------------   ---------------
Net earnings (loss) per common share - basic                            $            --   $          0.42
                                                                        ===============   ===============

Earnings before extraordinary item - diluted                            $          0.01   $          0.39
Extraordinary loss from early extinguishment of debt                              (0.01)
                                                                        ---------------   ---------------
Net earnings (loss) per common share - diluted                          $            --   $          0.39
                                                                        ===============   ===============


See accompanying notes to unaudited consolidated condensed financial statements.

 FRESH FOODS, INC. AND SUBSIDIARIES____________________________________________

                Consolidated Condensed Statements of Cash Flows
        Twenty-seven Weeks Ended September 5, 1998 and Twenty-four Weeks
                             Ended August 15, 1997
                                  (Unaudited)

                                                                           1998             1997
                                                                           ----             ----
Cash flows from operating activities:
Net earnings (loss)                                                 $      (19,748)  $    2,356,474
                                                                    --------------   --------------
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
Extraordinary loss from extinguishment of debt (before tax benefit
   of $42,312)                                                             108,493
Depreciation and amortization                                            3,701,973        2,029,607
Depreciation on properties leased to others                                165,267           42,225
Increase (decrease) in deferred income taxes                              (158,506)         147,490
Provision for losses on receivables                                         21,156           24,633
Net (gain) loss on disposition and write-down of assets                    980,018          (20,486)
Other non-cash adjustments to earnings                                     157,288          (27,763)
Changes in operating assets and liabilities (net of effect from purchase of restaurant companies and Pierre) providing (using)
 cash:
     Marketable equity securities                                          (40,875)         (20,680)
     Receivables                                                        (2,702,198)      (3,640,258)
     Inventories                                                        (2,309,307)        (825,653)
     Income taxes refundable, prepaid expenses and other                  (412,947)         152,961
     Trade accounts payable and other accrued liabilities                2,614,811        3,259,908
                                                                    --------------   --------------
        Total adjustments                                                2,125,173        1,121,984
                                                                    --------------   --------------
        Net cash provided by operating activities                        2,105,425        3,478,458
                                                                    --------------   --------------

Cash flows from investing activities:
  Purchase of net assets of Pierre Foods                              (123,297,285)
  Proceeds from sales of assets to others                                   80,652        1,261,892
  Proceeds from sales of assets to related parties                                          310,000
  Decrease in related party notes receivables                              266,402          179,452
  Decrease in other notes receivable                                       126,813          364,213
  Deposits, net of refunds                                                 (48,945)         (27,632)
  Capital expenditures to related parties                               (1,532,185)        (792,851)
  Capital expenditures - others                                         (7,980,685)      (4,327,520)
                                                                    --------------   --------------
       Net cash used in investing activities                          (132,385,233)      (3,032,446)
                                                                    --------------   --------------

Cash flows from financing activities:
  Proceeds from issuance of senior notes                               115,000,000
  Net borrowing under revolving credit agreement                        37,982,976
  Proceeds from issuance of long-term debt                                                  850,000
  Principal payments on long-term debt                                 (12,466,961)      (2,419,237)
  Net proceeds (repayments) under short-term borrowing
       agreements                                                       (5,105,144)         636,149
  Loan origination fees                                                 (4,581,393)
  Repurchase of common stock                                                             (1,983,750)
  Proceeds from exercise of stock options                                   74,750           96,200
                                                                    --------------   --------------
       Net cash provided by (used in) financing activities             130,904,228       (2,820,638)
                                                                    --------------   --------------

Net increase (decrease) in cash and cash equivalents                       624,420       (2,374,626)
Cash and cash equivalents at beginning of period                         2,818,071        4,275,031
                                                                    --------------   --------------
Cash and cash equivalents at end of period                          $    3,442,491   $    1,900,405
                                                                    ==============   ==============


See accompanying notes to unaudited consolidated condensed financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES_____________________________________________

              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 5, 1998 and February 27, 1998, the results of operations for the fiscal quarters ended September 5, 1998 and August 15, 1997 and the cash flows for the twenty-seven weeks ended September 5, 1998 and the twenty-four weeks ended August 15, 1997. As a result of the change in the number of weeks in the fiscal quarter ended September 5, 1998 as compared to the prior year quarter ended August 15, 1997(described in Note 5)and the acquisition of Pierre (described in Note 3), the two quarters are not comparable. The audited financial statements for the fiscal year ended February 27, 1998 should be read in conjunction with these unaudited quarterly financial statements.

2. The results of operations for the twenty-seven weeks ended September 5, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Financial statements for fiscal 1998 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1999. Amounts for the fiscal quarter and year to date ended August 15, 1997 have been restated to reflect the merger with Sagebrush,Inc. which was completed on January 30, 1998 and accounted for as a pooling of interests under Accounting Principles Board Opinion No.16. In addition, amounts for the fiscal quarter and year to date ended September 5, 1998, include results of operations for Pierre from the acquisition date of June 9, 1998 through September 5, 1998.

4. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which was required to be adopted for both interim and year-end financial statement periods ending December 15, 1997. The Company adopted this new method of computing earnings per share and restated earnings per share for all prior periods. The following is a reconciliation between basic and diluted earnings (loss) per share before extraordinary item:

                                                        Earnings
                                                     (Loss) before
                                                     Extraordinary                         Per Share
                                                          Item             Shares            Amount
                                                          ----             ------            ------

       Quarter Ended September 5, 1998
       Loss per common share - basic                 $     (292,575)      5,907,892      $     (0.05)
       Stock-based compensation awards
                                                     --------------   -------------      -----------
       Loss per common share - diluted               $     (292,575)      5,907,892      $     (0.05)
                                                     ==============   =============      ===========

       Quarter Ended August 15, 1997
       Earnings per common share - basic             $    1,354,462       5,524,582      $      0.25
       Stock-based compensation awards                                      487,921            (0.02)
                                                     --------------   -------------      -----------
       Earnings per common share - diluted           $    1,354,462       6,012,503      $      0.23
                                                     ==============   =============      ===========


       Year to Date Ended September 5, 1998
       Earnings per common share - basic             $       46,433       5,905,117      $      0.01
       Stock-based compensation awards                                      247,851
                                                     --------------  --------------      -----------
       Earnings per common share - diluted           $       46,433       6,152,968      $      0.01
                                                     ==============  ==============      ===========

       Year to Date Ended August 15, 1997
       Earnings per common share - basic             $    2,356,474       5,579,875      $      0.42
       Stock-based compensation awards                                      461,820            (0.03)
                                                     --------------  --------------      -----------
       Earnings per common share - diluted           $    2,356,474       6,041,695      $      0.39
                                                     ==============  ==============      ===========

5. The Company reports the results of its operations using a 52-53 week basis. As a result of the Pierre Foods acquisition, described in Note 9, the Company changed its interim fiscal periods to conform with standard food processing industry interim periods. In line with this, each quarter of the 52 week fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. In order to adopt this interim calendar, the Company's existing operations contain fifteen weeks in the quarter ended September 5, 1998, as compared to twelve weeks in the quarter ended
     August 15, 1997. The effect of the additional three weeks in 1998 increased revenue by $20,186,556, increased operating income by $1,931,395, decreased net loss by $586,085 and decreased loss per basic and diluted share by $.10 for both the quarter and year to date ended September 5, 1998.

6.   A summary of inventories, by major classifications, follows:



                                       September 5,          February 27,
                                           1998                  1998
                                       ------------          ------------

     Restaurants                       $    802,682          $    876,863
     Food processing
         Raw materials                    6,336,186             2,786,547
         Work in process                  1,612,165             1,574,767
         Finished goods                  21,648,132             2,123,171
                                       ------------          ------------

     Totals                            $ 30,399,165          $  7,361,347
                                       ============          ============

7. Supplemental cash flow disclosures - cash paid during the period ended:

                                September 5, 1998           August 15, 1997
                                ------------------          ------------------

     Interest                   $        1,084,255          $          746,278
                                ==================          ==================
     Income taxes               $          362,110          $          744,026
                                ==================          ==================


      During the first quarter of fiscal 1998, the Company purchased fixed assets, goodwill and inventories of certain commonly controlled franchised units in exchange for cash, the assumption of current and long-term liabilities, the issuance of long-term notes, and the forgiveness of a note receivable. Also, as part of the same transaction, the Company issued 98,750 shares of common stock in exchange for a non-competition agreement. Specific amounts relating to items purchased and consideration given are set forth in Note 8.

8. On March 1, 1997, the Company acquired fourteen franchised restaurants from various corporations predominantly owned by a former executive officer of the Company for a total purchase price of $3,767,500 payable as follows: $500 in cash; $352,780 in assumed current liabilities; $476,720 in assumed long-term liabilities; $125,000 in forgiveness of a note receivable from seller; $2,012,500 in common stock of the Company; and a two year 5% promissory note in the amount of $800,000. As part of this transaction, 223,611 shares of common stock were issued to the selling corporations. In addition, costs associated with the acquisition totaling $64,707 were capitalized as part of the transaction. The acquisition price is allocated as follows: $1,203,413 to fixed assets, $2,477,481 to excess of cost over fair value of net assets of businesses acquired and $151,313 to restaurant inventories.

      In addition, existing lease agreements for eleven of the restaurant properties were assigned to the Company. Also the Company signed new lease agreements on the remaining three properties. The new leases are classified as operating leases.

      Also as part of this transaction, the former executive officer, who was also the single largest franchisee of the Company, entered into a fifteen-year non-competition agreement with the Company in exchange for 98,750 shares of common stock valued at $888,750 on the date of the agreement. These shares are restricted securities and their resale is subject to certain conditions.

9. On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson Foods, Inc. ("Hudson"), a wholly owned subsidiary of Tyson Foods, for $122 million and assumed certain of Hudson's liabilities, consisting principally of trade payables and other accrued short-term liabilities. The acquisition was accounted for using the purchase method of accounting. The purchase price, which totaled $123.3 million including the capitalized costs of the acquisition, has been allocated to the net underlying assets based on preliminary estimates of fair values. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at September 5, 1998. Excess purchase price over fair market value of the underlying assets of $80,405,000 was allocated to goodwill and other intangible assets, including tradenames and assembled workforce, and is being amortized on a straight-line basis over lives ranging from fifteen to thirty years.

      The purchase was financed by the proceeds of an institutional private placement of $115.0 million aggregate principal amount of the Company's 10 3/4% Senior Notes Due 2006 (the "Senior Notes") and an initial borrowing under a new five-year, $75.0 million, revolving bank credit facility (the "Bank Facility"), with availability subject to a borrowing base formula. In addition, borrowings under the Bank Facility were used to extinguish all existing indebtedness of the Company for borrowed money, with the exception of outstanding industrial revenue bonds and certain capital lease obligations.

      The Senior Notes are unsecured obligations of the Company, unconditionally guaranteed on a senior unsecured basis by all existing subsidiaries of the Company. Interest on the Senior Notes is payable on June 1 and December 1 of each year, commencing December 1, 1998. The Senior Notes mature on June 1, 2006, unless previously redeemed, and are not subject to any sinking fund requirement. Subsequent to September 5, 1998, the Company commenced a registered offering of substantially identical notes in exchange for the Senior Notes. The exchange offer is scheduled to expire on November 2, 1998.

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

      On September 5, 1998, the Company completed a reorganization, consisting of a series of stock and asset transfers, mergers and liquidations among and involving the parent corporation and its subsidiaries, designed to simplify the corporate structure. As a result of this reorganization, Fresh Foods, Inc. is a holding company with no assets or operations other than investments in its subsidiaries. All subsidiaries of Fresh Foods, Inc. are wholly owned, directly or indirectly, by Fresh Foods, Inc., and serve as subsidiary guarantors of the Bank Facility and Senior Notes and as such have unconditionally guaranteed the notes on a joint and several basis. In addition, all guarantors of the Bank Facility and Senior Notes are subsidiaries of Fresh Foods, Inc.

      As a result of the September 5, 1998 reorganization, separate financial statements of the subsidiary guarantors are not presented because (a) the subsidiary guarantors have jointly and severally guaranteed the Senior Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis and (c) management has determined that such information is not material to investors.

      The following unaudited pro forma consolidated results of operations assume the Pierre acquisition occurred as of the beginning of each year:


               (In Thousands, Except Per Share Data)


                                                           Twenty-seven          Twenty-four
                                                           Weeks Ended           Weeks Ended
                                                         September 5, 1998      August 15, 1997
                                                         -----------------      ---------------

                  Total operating revenues                   $   141,915          $   126,308
                  Operating income                                 5,674                6,036
                  Loss before extraordinary item                  (2,097)                (527)
                  Extraordinary loss (net of tax)                    (76)                (117)
                  Net loss                                   $    (2,173)         $      (644)

                  Net loss per common share - basic:
                      Loss before extraordinary item         $     (0.36)         $     (0.10)
                      Extraordinary loss                           (0.01)               (0.02)
                                                             -----------          -----------
                      Net loss                               $     (0.37)         $     (0.12)
                                                             ===========          ===========

                  Net loss per common share - diluted:
                      Loss before extraordinary item         $     (0.36)         $     (0.10)
                      Extraordinary loss                           (0.01)               (0.02)
                                                             -----------          -----------
                      Net loss                               $     (0.37)         $     (0.12)
                                                             ===========          ===========


10. Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in June 1997 and became effective for the Company in the current fiscal year. SFAS No. 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $(352,927)and $1,351,835 for the quarters ended September 5, 1998 and August 15, 1997, and was $(9,539) and $2,356,665 for the year to date periods ended September 5, 1998 and August 15, 1998, respectively.

      In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company will be required to adopt this new standard for fiscal 1999. The Company has not yet completed its analysis of the effect of this new standard on its financial statement disclosures.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on the types of internal costs, including payroll and interest costs, which should be capitalized relative to development of software applications. The Company will be required to adopt this new statement for fiscal 1999. The Company has evaluated this statement and does not expect any material effect on the Company's financial statements.

      In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company will be required to adopt this new statement for fiscal 1999. The Company is in the process of evaluating this statement and based on preliminary review, expects the cumulative effect of this statement to require a write-off of approximately $96,000 before any tax benefit.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


         The Company's operations are classified into two business segments: food processing operations, principally fully cooked meat and sandwich production; and restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts. On June 9, 1998, the Company completed its acquisition of Pierre Foods. The inclusion of Pierre's operations and the additional three weeks of operations in the existing operations (see
Note 5) results in increases in every revenue and expense category compared with prior year results for the comparable periods. Results for the fiscal quarters and year to date ended September 5, 1998 and August 15, 1997, are shown below:



                                              Fiscal Quarter Ended                 Year to Date Ended
                                              --------------------                 ------------------
(In millions)                                 September 5,        August 15,       September 5,        August 15,
                                                   1998             1997                1998             1997
                                              ------------        ----------       ------------        ----------

Revenues:
Food processing operations                    $       47.8        $       17.4     $       61.3      $       32.6
Restaurant operations                                 30.0                22.4             51.7              43.6
                                              ------------        ------------     ------------      ------------
Total                                                 77.8                39.8            113.0              76.2
                                              ------------        ------------     ------------      ------------

Cost of goods sold:
Food processing operations                            31.1                15.6             43.4              29.4
Restaurant operations                                 11.2                 8.1             19.1              15.8
                                              ------------        ------------     ------------      ------------
Total                                                 42.3                23.7             62.5              45.2
                                              ------------        ------------     ------------      ------------

Restaurant operating expenses                         13.6                 9.4             23.5              18.4
Selling, general and administrative                   15.0                 3.2             17.8               6.1
Depreciation and amortization                          2.6                 1.0              3.7               2.0
                                              ------------        ------------     ------------      ------------
Operating income                                       4.3                 2.5              5.5               4.5
                                              ------------        ------------     ------------      ------------
Other expense                                         (4.8)                (.3)            (5.4)              (.7)
                                              ------------        ------------     ------------      ------------
Earnings (loss) before income taxes
   and extraordinary item                              (.5)                2.2               .1               3.8
Income tax provision (benefit)                         (.2)                 .8               .0               1.4
                                              ------------        ------------     ------------      ------------
Earnings (loss) before extraordinary item              (.3)                1.4               .1               2.4
Extraordinary loss (net of tax)                        (.1)                                 (.1)
                                              ------------        ------------     ------------      ------------
Net earnings (loss)                           $        (.4)     $          1.4     $         .0      $        2.4
                                              ============        ============     ============      ============

Fiscal Quarter Ended September 5, 1998 Compared to Fiscal Quarter Ended August 15, 1997

         Revenues. Revenues increased by $38.0 million, or 95.7%. The net effect of the Pierre acquisition accounted for $28.9 million of the sales increase. The remaining increase of $9.1 million was the result of increases of $7.6 million in restaurant revenues and $1.5 million in existing food processing revenues. The increase in restaurant revenues was due to the additional three weeks of sales of $6.6 million and to the opening, following the fiscal quarter ended August 15, 1997, of fourteen Sagebrush restaurants, consisting of five new restaurants and nine conversions. The revenue effect of these fourteen new Sagebrush restaurants was offset somewhat by the closing of six non-Sagebrush restaurants. The increase in food processing revenues resulted primarily from the additional three weeks of sales of $2.0 million offset by declines in sales of hams and ham products during such fiscal quarter.

         Cost of goods sold. Cost of goods sold increased by $18.6 million, or 78.6%. $14.6 million of the increase was the result of the Pierre acquisition. Cost of goods sold in the restaurant segment increased by $3.1 million, or 38.3%, due to the operation of additional restaurants and the additional three weeks in the fiscal quarter ended September 5, 1998. The remaining $0.9 million increase in such cost in the food processing segment was attributable to the additional three weeks of operations. Cost of goods sold in the food processing segment decreased as a percentage of operating revenues of that segment from 89.7% to 65.1% due to the Company's acquisition of Pierre, which historically had a higher gross margin percent than existing Company food processing operations.

         Restaurant operating expenses. Such expenses increased by $4.2 million, or 44.8%, as a result of the operation of additional restaurants and the additional three weeks in the fiscal quarter ended September 5, 1998. As a percentage of restaurant revenues, restaurant operating expenses increased from 42.0% to 45.6% due to the incurrence, in the current year, of pre-opening costs associated with a larger number of new restaurants in 1998 compared to 1997.

         Selling, general and administrative. Such expenses increased $11.8 million, or 374.5%. Expenses associated with the Pierre acquisition accounted for $9.4 million of the increase, with most of the remainder the result of integration costs and an additional three weeks of operations.

         Depreciation and amortization. Depreciation and amortization increased $1.6 million, or 154.0% due to the Pierre acquisition and the higher number of restaurants in operation.

         Operating income. Operating income increased by $1.8 million or 73.5%, and decreased as a percentage of revenues from 6.2% to 5.5%, for the reasons stated above.

         Other expense. Net other expense increased by $4.5 million, or 1577.6%, due to (1) interest expense ($3.6 million) resulting from the borrowings used to finance the Pierre acquisition ,(2) dispostions of certain fixtures and equipment deemed worthless as a result of the acquisition and integration of the Sagebrush operations and (3) dispositions of certain fixtures and equipment as the result of conversions of restaurants to the Sagebrush concept.

         Earnings (loss) before income taxes and extraordinary item. Such earnings decreased by $2.7 million, or 121.5% for reasons stated above.

         Income tax provision (benefit). The effective tax rate for the fiscal quarter ended September 5, 1998 was 37.5%, as compared to 37.8% for the prior year comparable quarter.

         Earnings (loss) before extraordinary item. Earnings before extraordinary item decreased by $1.6 million, or 121.6%, for the reasons stated above.

         Extraordinary loss. Extraordinary loss, net of tax, is the result of a $66,000 loss on write-off of loan fees due to early extinguishment of debt.

         Net earnings (loss). Net earnings decreased by $1.8 million, or 126.5%, for the reasons stated above.

Year to Date Ended September 5, 1998 Compared to Year to Date Ended August 15, 1997

         Revenues. Revenues increased by $36.8 million, or 48.3%. The net effect of the Pierre acquisition accounted for $28.9 million of the sales increase. The remaining increase of $7.9 million was the result of an increase of $8.1 million in restaurant revenues and a decrease of $.2 million in existing food processing revenues. The increase in restaurant revenues was due to the opening of seventeen Sagebrush restaurants since the beginning of fiscal 1998, consisting of eight new restaurants and nine conversions, and to the additional three weeks of sales of $6.6 million. The revenue effect of these seventeen new Sagebrush restaurants was offset somewhat by the closing of six non-Sagebrush restaurants. The decrease in food processing revenues resulted primarily from inventory management prior to the consummation of the Pierre acquisition and declines in sales of hams and ham products during such fiscal period, offset by the additional three weeks of sales of $2.0 million.

         Cost of goods sold. Cost of goods sold increased by $17.3 million, or 38.4%. $14.6 million of the increase was the result of the Pierre acquisition. Cost of goods sold in the restaurant segment increased by $3.3 million, or 20.8%, due to the operation of additional restaurants and the additional three weeks in the fiscal period ended September 5, 1998. The remaining $.6 million decrease was attributable to the decline in sales in the non acquisition food processing segment. Cost of goods sold in the food processing segment decreased as a percentage of operating revenues of that segment from 90.2% to 70.8% due to the Company's acquisition of Pierre, which historically had a higher gross margin percent than existing Company food processing operations.

         Restaurant operating expenses. Such expenses increased by $5.1 million, or 27.1%, as a result of the additional three weeks in the period and to the operation of additional restaurants in the fiscal period ended September 5,1998. As a percentage of restaurant revenues, restaurant operating expenses increased from 42.4% to 45.3% due to the incurrence, in the current year, of pre-opening costs associated with a larger number of new restaurants.

         Selling, general and administrative. Such expenses increased $11.7 million, or 192.6%. Expenses associated with the Pierre acquisition accounted for $9.4 million of the increase, with most of the remainder the result of integration costs and the additional three weeks of operations.

         Depreciation and amortization. Depreciation and amortization increased $1.7 million, or 82.3% due to the Pierre acquisition and the higher number of restaurants on operation.

         Operating income. Operating income increased by $1.0 million or 24.1%, and decreased as a percentage of revenues from 5.9% to 4.9%, for the reasons stated above.

         Other expense. Net other expense increased by $4.7 million, or 721.8%, due to (1) interest expense ($3.6 million) resulting from the borrowings used to finance the Pierre acquisition, (2) dispositions of certain fixtures and equipment deemed worthless as a result of the acquisition and integration of the Sagebrush operations, (3) dispositions of certain fixtures and equipment as the result of conversions of restaurants to the Sagebrush concept and (4) disposition of computer software that management had determined not to utilize in the future due to the integration of Pierre into Fresh Foods.

         Earnings before income taxes and extraordinary item. Such earnings decreased by $3.7 million, or 98.0%, for the reasons stated above.

         Income tax provision. The effective tax rate for the fiscal year to date ended September 5, 1998 was 39.0%, as compared to 38.0% for the prior year comparable period.

         Earnings before extraordinary item. Net earnings before extraordinary item decreased by $2.3 million, or 98.0%, for the reasons stated above.

         Extraordinary loss. Extraordinary loss, net of tax, is the result of a $66,000 loss on write-off of loan fees due to early extinguishment of debt.

         Net earnings (loss). Net earnings decreased by $2.4 million, or 100.8%, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $32.7 million at September 5, 1998, as compared to a deficit of $497,000 at February 27, 1998. Most of the increase in working capital was attributable to borrowings under the revolving line of credit used to finance part of the Pierre acquisition, restaurant conversions and construction, and operations. These borrowings are classified as long term debt on the balance sheet.

         The Company has traditionally financed its working capital needs through a combination of cash flow from operations and bank borrowings and, from time to time, sales of underutilized assets. During fiscal 1997, the Company entered into an agreement with a bank to provide a $6.0 million revolving credit facility, secured by a lien on inventory and receivables. The Company also obtained construction loans from a bank in amounts of up to $1.0 million per restaurant to finance the construction of new restaurants. Borrowings under these facilities were paid off with proceeds from the revolving bank facility as part of the Pierre acquisition.

         Funding for capital expenditures has been obtained primarily through current earnings and revolving line of credit. Capital expenditures were $9.5 million for the fiscal year to date ended September 5, 1998, as compared to $5.1 million for the comparable period of fiscal 1998. The primary reason for the $4.4 million increase was the construction of three new Sagebrush restaurant and the conversion of seven restaurants to the Sagebrush concept during the current fiscal year.

         On June 9, 1998, the Company completed the acquisition of Pierre. The $122.0 million cash purchase price was financed by the proceeds of an institutional private placement of $115.0 million aggregate principal amount of the Company's 10 3/4% Senior Notes Due 2006 and an initial borrowing under a new five-year, $75.0 million revolving Bank Facility, with availability subject to a borrowing base formula. In addition, borrowings under the Bank Facility were used to extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain capital lease obligations (see
Note 9 to the unaudited consolidated condensed financial statements).

         The Company anticipates that its cash requirements, including working capital, capital expenditures and required principal and interest payments due under the Bank Facility and interest payments due under the Senior Notes, which represent significant liquidity requirements, will be met through a combination of funds provided by operations, borrowings under the Bank Facility and, depending upon stock market conditions and other factors, the net proceeds of a possible offering of its common stock. In addition, from time to time the Company expects to continue its practice of acquiring equipment with the proceeds of secured bank loans or capital or operating leases subject to certain limitations.

         The Company has budgeted approximately $16.2 million for capital expenditures in fiscal 1999, including expenditures for Pierre subsequent to the acquisition of Pierre. These expenditures are expected to be devoted to (i) restaurant conversions and the construction of three new Sagebrush restaurants (approximately $11.2 million) and (ii) routine equipment upgrading and maintenance (approximately $2.9 million).

         The Bank Facility provides for a five-year revolving line of credit under which the Company may borrow up to an amount (including standby letters of credit up to $2.5 million) equal to the lesser of $75.0 million or a borrowing base (comprised of eligible accounts receivable, inventory, machinery and real property). The portion of the Bank Facility not used in connection with consummation of the Pierre acquisition may be used for working capital requirements, permitted acquisitions and general corporate purposes. Borrowings under the Bank Facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company.

         As of September 5, 1998, after giving effect to the Acquisition and related financial transactions, the Company had approximately $38.0 million in outstanding borrowings under the revolving line of credit and approximately $17.9 million of additional availability under the Bank Facility.

SEASONALITY

         The Company considers its restaurant operations to be somewhat seasonal in nature, with stronger sales during the Christmas season and spring, weaker sales during the mid-summer and late winter. Except for sales to school districts, which decline significantly during the summer and early January, there is no seasonal variation in the Company's sales of food products. The Company's food production is steady throughout the year.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for any of the periods reported herein.

"YEAR 2000" ISSUES

         The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. If not addressed, computer programs that are date sensitive may not have the ability to properly recognize dates in year 2000 and beyond. The result could be a temporary disruption of operations and the processing of transactions. The Company has developed a four phase approach to addressing this problem. Phase 1 was an analysis to identify the impact and costs relating to Year 2000, both in computer information systems and other equipment. Phase 2 was to create a comprehensive plan to address and fix any problems identified. Phase 3 is the actual implementation of the comprehensive plan and Phase 4 is addressing any unforeseen complications or issues not previously addressed. The Company has completed Phase 1 and Phase 2. Phase 3 is scheduled to be substantially complete by the end of 1998, with continued testing of compliance throughout 1999.
Additionally, as part of Phase 3, the Company has sent "Year 2000" questionnaires to vendors and other entities with which the Company conducts business in order to assess whether they are year 2000 compliant or have adequately addressed their system conversion requirements. The Company cannot predict how many, if any, of the responses it receives may prove later to be inaccurate or overly optimistic. As a result, the Company has begun developing, as part of Phase 3, contingency plans to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. The costs to implement the Company's plan through September 5, 1998 was $184,000 and are being expensed as incurred. The estimated cost to complete Phase 3 is $137,000. As of September 5, 1998 the Company is on schedule to complete Phase 3 as planned. The Company is continuing to closely monitor adherence to the implementation plan and is currently satisfied that it will be adequately completed in the scheduled time frame. If the Company encounters unforeseen complications or issues not previously addressed in the comprehensive plan (Phase 4), additional resources from internal and external sources would be committed to complete the necessary conversions in the required time frame. Since the use of these additional resources is considered unlikely, no estimates as to the costs of them have been made at this time.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company will be required to adopt this new standard for fiscal 1999. The Company has not yet completed its analysis of the effect of this new standard on its financial statement disclosures.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on the types of internal costs, including payroll and interest costs, which should be capitalized relative to development of software applications. The Company will be required to adopt this new statement for fiscal 1999. The Company has evaluated this statement and does not expect any material effect on the Company's financial statements.

         In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company will be required to adopt this new statement, too, for fiscal 1999. The Company is in the process of evaluating this statement and based on preliminary review, expects the cumulative effect of this statement to require a write-off of approximately $96,000 before any tax benefit.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, including budgeted amounts and projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, are "forward looking" statements provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, among others, the substantial leverage of the Company, restrictions to be imposed on the Company by the terms of its Bank Facility and Senior Notes, risks relating to the Company's ability to execute its business strategy following the Pierre acquisition, competitive considerations, government regulation and general risks of the food industry, the possibility of adverse changes in food costs, the availability of supplies, the Company's dependence on key personnel, potential labor disruptions and "Year 2000" issues.

                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 25, 1998, the annual meeting of shareholders was held in Cincinnati, Ohio to consider: the election of four Class I directors, one Class II director and one Class III director; a proposal to amend the Company's Bylaws to change the number of directors from 11 to a number not less than 7 nor more than 17 as determined by the Board of Directors; and a proposal to amend the Company's 1997 Incentive Stock Option Plan to change the number of shares authorized thereunder from 500,000 to 1,000,000. Results of the voting are as follows:

Election of directors:                                       For         Against     Withheld/Abstain
         Richard F. Howard (Class I)                     3,490,420                         5,259
         L. Dent Miller (Class I)                        3,490,420                         5,259
         Norbert E. Woodhams (Class I)                   3,490,420                         5,259
         E. Edwin Bradford (Class I)                     3,490,420                         5,259
         Andrew F. Pudzer (Class II)                     3,490,420                         5,259
         William P. Foley (Class III)                    3,490,420                         5,259

Proposal 1 - Amend Bylaws                                3,488,636        6,709              334
Proposal 2 - Amend 1997 Incentive Stock Option Plan      3,038,521      430,099           27,059


As a result of the voting, the Company's Bylaws and 1997 Incentive Stock Option Plan were amended as proposed, and the entire slate of six individuals was elected to the Board of Directors. The following directors continued in office after this meeting: James R. Richardson, Jr. , David R. Clark, James M. Templeton, Lewis C. Lanier, William R. McDonald and Bobby G. Holman.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

         (a) Exhibits

             Exhibit No.            Description                           Page No.
             -----------            -----------                           --------

                11          Computation of  Per Share Earnings               19

                27          Financial Data Schedule
                            (for SEC use only)

         (b) Reports on Form 8-K

       A Current Report on Form 8-K was filed on June 24, 1998, announcing the consummation of the Pierre Acquisition.

       A Current Report on Form 8-K was filed on September 11, 1998, announcing a change in the Company's fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRESH FOODS, INC.




Date October 20, 1998               By: /s/ James C. Richardson, Jr.
     ----------------                   --------------------------------------
                                              James C. Richardson, Jr.
                                              (Chief Executive Officer)




Date October 20, 1998               By: /s/ Noland M. Mewborn
     ----------------                   --------------------------------------
                                              Noland M. Mewborn
                                             (Vice President of Finance and
                                              Chief Accounting Officer)

                               INDEX TO EXHIBITS

 For inclusion in Quarterly Report on Form 10-Q Quarter Ended September 5, 1998

Exhibit No.                                                          Page No.
-----------                                                          --------

   11                 Computation of  Per Share Earnings                 19

   27                 Financial Data Schedule
                      (for SEC use only)