Form 10-Q
period 1998-12-05
FRESH FOODS INC
filed 1999-01-19
CIK 67494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 5, 1998

            OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from              to
                                            -------------  -----------------

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

                                   WSMP, INC.
                  1 WSMP DRIVE, CLAREMONT, NORTH CAROLINA 28610
           -----------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (3) has been subject to such filing requirements for the past 90 days.
                                     Yes  X           No
                                         ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                         Outstanding at  January 19, 1999
                         -----                                         --------------------------------
             COMMON STOCK, $1.00 PAR VALUE                                      5,914,809






                       FRESH FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page No.
                                                                                         --------
Part I. Financial Information:
                              -------------------------------------------------------------

Item 1. Financial Statements
  Consolidated Condensed Balance Sheets -
  December 5, 1998 and February 27, 1998...................................................   1-2

  Consolidated Condensed Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended December 5, 1998
  and Twelve Weeks Ended November 7, 1997.................................................      3

  Consolidated Condensed Statements of
  Operations and Retained Earnings -
  Forty Weeks Ended December 5, 1998
  and Thirty-Six Weeks Ended November 7, 1997.............................................      4

  Consolidated Condensed Statements of Cash
  Flows -  Forty Weeks Ended December 5, 1998 and
  Thirty-Six Weeks Ended November 7, 1997.................................................      5

  Notes to Consolidated Condensed Financial
  Statements..............................................................................    6-9

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations........................................  10-15


Part II.  Other Information:
                             -------------------------------------------------------------
  Item 6.  Exhibits and Reports on Form 8-K...............................................     16

  Signatures..............................................................................     17

  Index to Exhibits.......................................................................     18

  Exhibit 11 - Computation of Earnings per
      Common and Common Equivalent Share..................................................     19






                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH FOODS, INC. AND SUBSIDIARIES
                                  ---------------------------------------------

                      Consolidated Condensed Balance Sheets

                                                                   (Unaudited)
                                                                   December 5,      February 27,
ASSETS                                                                1998              1998
------                                                            ------------      -----------
Current assets:
   Cash and cash equivalents                                      $  4,033,147      $ 2,818,071
   Marketable equity securities                                        211,328          206,706
   Accounts receivable, net (includes related party
     receivables of $218,647 and $181,367 at December 5,
     1998 and February 27, 1998, respectively)                      18,135,307        5,204,700
   Notes receivable - current, net (includes related party
     notes receivable of $972,838 and $526,592 at December
     5, 1998 and February 27, 1998, respectively)                    1,650,865        1,150,906
   Inventories                                                      27,489,042        7,361,347
   Income taxes refundable                                           1,087,717          872,157
   Deferred income taxes                                               942,262          424,786
   Prepaid expenses and other current assets                           680,828          269,222
                                                                  ------------      -----------

       Total current assets                                         54,230,496       18,307,895
                                                                  ------------      -----------

Property, plant and equipment, net                                  73,286,429       45,023,793
                                                                  ------------      -----------

Other assets:
   Properties held for sale                                          2,086,847        1,680,993
   Excess of cost over fair value of net assets of
     businesses acquired                                            35,704,955        2,906,366
   Other intangible assets, net                                     47,194,239          829,500
   Notes receivable (includes related party notes receivable
     of $832,906 and $1,550,638 at December 5, 1998 and
     February 27, 1998, respectively)                                  944,543        1,886,249
   Deferred income taxes                                                    --          685,458
   Deferred loan origination fees                                    4,496,390          262,828
   Other                                                               107,594           72,717
                                                                  ------------      -----------

       Total other assets                                           90,534,568        8,324,111
                                                                  ------------      -----------

       Total assets                                               $218,051,493      $71,655,799
                                                                  ============      ===========

See accompanying notes to unaudited consolidated condensed financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES
                                  ---------------------------------------------



                                                                   (Unaudited)
                                                                   December 5,      February 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  1998              1998
------------------------------------                              ------------      -----------
Current liabilities:
   Notes payable                                                            --      $ 5,105,144
   Current installments of long-term debt                         $    658,375        2,189,401
   Trade accounts payable                                            6,820,012        6,605,893
   Income taxes payable                                                245,965               --
   Accrued insurance                                                 1,592,548          614,846
   Accrued interest                                                    557,720           87,426
   Accrued payroll and payroll taxes                                 3,753,882        1,960,534
   Accrued promotions                                                2,864,338           12,000
   Accrued taxes (other than income and payroll)                     1,829,984          379,269
   Other accrued liabilities                                         3,167,312        1,850,766
                                                                  ------------      -----------

       Total current liabilities                                    21,490,136       18,805,279

Deferred income                                                         75,010               --
Deferred income taxes                                                  217,062               --
Long-term debt, excluding current installments                     155,695,901       13,623,532
                                                                  ------------      -----------

       Total liabilities                                           177,478,109       32,428,811
                                                                  ------------      -----------

Commitments and Contingencies (Note 9)

Shareholders' equity:
   Preferred stock - par value $.10, authorized 2,500,000
     shares; no shares issued                                               --               --
   Common stock - par value $1, authorized 100,000,000
     shares; issued 5,914,174 shares at December 5, 1998
     and 5,898,449 shares at February 27, 1998                       5,914,174        5,898,449
   Capital in excess of par value                                   23,762,596       23,647,020
   Other comprehensive income - unrealized gain on
      securities available for sale                                     16,905           19,261
   Retained earnings                                                10,879,709        9,662,258
                                                                  ------------      -----------

       Total shareholders' equity                                   40,573,384       39,226,988
                                                                  ------------      -----------

       Total liabilities and shareholders' equity                 $218,051,493      $71,655,799
                                                                  ============      ===========

See accompanying notes to unaudited consolidated condensed financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES
                                  ---------------------------------------------

      Consolidated Condensed Statements of Operations and Retained Earnings Thirteen Weeks Ended December 5, 1998 and Twelve Weeks Ended November 7, 1997
                                   (Unaudited)

                                                                                      1998              1997
                                                                                   ------------      -----------
Operating revenues:
   Food processing                                                                 $ 48,352,396      $14,571,313
   Restaurant operations and franchising (includes related party
       transactions totaling $11,555 in 1998 and $51,410 in 1997)                    25,766,144       21,396,708
                                                                                   ------------      -----------
       Total operating revenues                                                      74,118,540       35,968,021
                                                                                   ------------      -----------

Costs and expenses:
   Cost of goods sold (includes related party transactions totaling
     $52,978 in 1998 and $109,827 in 1997)                                           39,952,148       20,593,143
   Restaurant operating expenses (includes related party transactions
     totaling $1,135,028  in 1998 and $1,063,013 in 1997)                            12,032,354        9,329,829
   Selling, general and administrative expenses (includes related
     party transactions totaling $579,029 in 1998 and $396,491 in                    13,086,321        3,195,340
   Depreciation and amortization                                                      2,646,139        1,081,284
                                                                                   ------------      -----------
       Total costs and expenses                                                      67,716,962       34,199,596
                                                                                   ------------      -----------

       Operating income                                                               6,401,578        1,768,425
                                                                                   ------------      -----------

Other income (expense):
     Other income (including interest) (includes related party
       transactions totaling $30,235 in 1998 and $38,258 in 1997)                       108,524          146,953
     Net gain (loss) on dispositions and sales of assets (includes
       related party transactions totaling $878 in 1998 and $365,781 in 1997            (14,970)         533,079
     Interest expense (includes related party transactions totaling
        $25,125 in 1997)                                                             (4,037,142)        (415,624)
     Other expense (includes related party transactions totaling $7,339
        in 1998 and $48,595 in 1997)                                                   (321,482)        (158,601)
                                                                                   ------------      -----------
        Net other income (expense)                                                   (4,265,070)         105,807
                                                                                   ------------      -----------

Earnings before income taxes                                                          2,136,508        1,874,232
Income tax provision                                                                    899,309          705,021
                                                                                   ------------      -----------
       Net earnings                                                                   1,237,199      $ 1,169,211
                                                                                   ============      ===========

Retained earnings:
       Balance at beginning of period                                              $  9,642,510      $ 9,499,564
       Net earnings                                                                   1,237,199        1,169,211
                                                                                   ------------      -----------
       Balance at end of period                                                    $ 10,879,709      $10,668,775
                                                                                   ============      ===========

Net earnings per common share - basic                                              $        .21      $       .21
                                                                                   ============      ===========

Net earnings per common share - diluted                                            $        .21      $       .19
                                                                                   ============      ===========


See accompanying notes to unaudited consolidated condensed financial statements.


FRESH FOODS, INC. AND SUBSIDIARIES
                                  ---------------------------------------------

      Consolidated Condensed Statements of Operations and Retained Earnings Forty Weeks Ended December 5, 1998 and Thirty-Six Weeks Ended November 7, 1997
                                   (Unaudited)


                                                                             1998            1997
                                                                         -------------   -------------
Operating revenues:
   Food processing                                                       $ 109,634,458   $  47,218,488
   Restaurant operations and franchising (includes related party
       transactions totaling $77,367 in 1998 and $212,945 in 1997)          77,521,877      64,953,934
                                                                         -------------   -------------
       Total operating revenues                                            187,156,335     112,172,422
                                                                         -------------   -------------

Costs and expenses:
   Cost of goods sold (includes related party transactions totaling
     $278,757 in 1998 and $318,945 in 1997)                                102,483,579      65,763,835
   Restaurant operating expenses (includes related party transactions
     totaling $2,768,820 in 1998 and $2,796,455 in 1997)                    35,492,818      27,784,021
   Selling, general and administrative expenses (includes related party
     transactions totaling $2,127,537 in 1998 and $1,249,947 in 1997)       30,886,766       9,279,763
   Depreciation and amortization                                             6,348,111       3,110,891
                                                                         -------------   -------------
       Total costs and expenses                                            175,211,274     105,938,510
                                                                         -------------   -------------

       Operating income                                                     11,945,061       6,233,912
                                                                         -------------   -------------

Other income (expense):
     Other income (including interest) (includes related party
       transactions totaling $117,075 in 1998 and $100,975 in 1997)            485,980         496,697
     Net gain (loss) on dispositions and sales of assets (includes related party transactions totaling $878 in 1998 and $477,299 in
       1997)                                                                  (994,988)        553,565
     Interest expense (includes related party transactions totaling
        $29,709 in 1998 and $79,454 in 1997)                                (8,454,239)     (1,246,150)
     Other expense (includes related party transactions totaling
        $50,818 in 1998 and $109,159 in 1997)                                 (769,188)       (363,561)
                                                                         -------------   -------------
       Net other expense                                                    (9,732,435)       (559,449)
                                                                         -------------   -------------

Earnings before income taxes and extraordinary item                          2,212,626       5,674,463
Income tax provision                                                           932,401       2,148,778
                                                                         -------------   -------------
Earnings before extraordinary item                                           1,280,225       3,525,685
Extraordinary loss from early extinguishment of debt (net of
  income tax benefit of $45,719)                                               (62,774)             --
                                                                         -------------   -------------

       Net earnings                                                      $   1,217,451   $   3,525,685
                                                                         =============   =============

Retained earnings:
       Balance at beginning of period                                    $   9,662,258   $   7,143,090
       Net earnings                                                          1,217,451       3,525,685
                                                                         -------------   -------------
       Balance at end of period                                          $  10,879,709   $  10,668,775
                                                                         =============   =============

Earnings before extraordinary item - basic                               $        0.22   $        0.63
Extraordinary loss from early extinguishment of debt                              (.01)             --
                                                                         -------------   -------------
Net earnings per common share - basic                                    $        0.21   $        0.63
                                                                         =============   =============
Earnings before extraordinary item - diluted                             $        0.21   $        0.58
Extraordinary loss from early extinguishment of debt                              (.01)             --
                                                                         -------------   -------------
Net earnings per common share - diluted                                  $        0.20   $        0.58
                                                                         =============   =============

See accompanying notes to unaudited consolidated condensed financial statements.

 FRESH FOODS, INC. AND SUBSIDIARIES
                                   --------------------------------------------
                 Consolidated Condensed Statements of Cash Flows
 Forty Weeks Ended December 5, 1998 and Thirty-Six Weeks Ended November 7, 1997
                                   (Unaudited)



                                                                                 1998              1997
                                                                             -------------      -----------
Cash flows from operating activities:
Net earnings                                                                 $   1,217,451      $ 3,525,685
                                                                             -------------      -----------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Extraordinary loss from extinguishment of debt (before tax benefit of
    $45,719)                                                                       108,493                -
  Depreciation and amortization                                                  6,348,111        3,110,891
  Depreciation on properties leased to others                                      212,166          154,841
  Increase in deferred income taxes                                                420,048            3,499
  Provision for losses on receivables                                              126,753           19,244
  Net (gain) loss on disposition and write-down of assets                          994,988         (553,565)
  Other non-cash adjustments to earnings                                           410,471          619,481
  Changes in operating assets and liabilities (net of effect from purchase of restaurant companies and Pierre) providing (using) cash:
     Marketable equity securities                                                   (6,978)          (4,908)
     Receivables                                                                (3,087,978)      (2,469,842)
     Inventories                                                                 1,140,208       (1,581,200)
     Income taxes refundable, prepaid expenses and other                          (581,411)          (5,646)
     Trade accounts payable and other accrued liabilities                       (1,386,227)       1,103,236
                                                                             -------------      -----------

        Total adjustments                                                        4,698,644          396,031
                                                                             -------------      -----------
        Net cash provided by operating activities                                5,916,095        3,921,716
                                                                             -------------      -----------

Cash flows from investing activities:
  Purchase of net assets of Pierre Foods                                      (123,460,948)
  Proceeds from sales of assets to others                                           74,144        2,164,064
  Proceeds from sales of assets to related parties                                  13,746          950,000
  Decrease in related party notes receivables                                      250,000          179,452
  Decrease in other notes receivable                                               214,577          396,953
  Deposits, net of refunds                                                         (41,016)           4,868
  Capital expenditures to related parties                                       (1,802,185)      (1,017,851)
  Capital expenditures - others                                                (10,678,199)      (6,974,432)
                                                                             -------------      -----------
       Net cash used in investing activities                                  (135,429,881)      (4,296,946)
                                                                             -------------      -----------

Cash flows from financing activities:
  Proceeds from issuance of senior notes                                       115,000,000               --
  Net borrowing under revolving credit agreement                                38,102,085               --
  Proceeds from issuance of long-term debt                                                        1,700,000
  Principal payments on long-term debt                                         (12,560,741)      (3,165,928)
  Net proceeds (repayments) under short-term borrowing agreements               (5,105,144)       1,267,136
  Loan origination fees                                                         (4,782,088)              --
  Repurchase of common stock                                                                     (1,983,750)
  Proceeds from exercise of stock options                                           74,750          496,200
                                                                             -------------      -----------
       Net cash provided by (used in) financing activities                     130,728,862       (1,686,342)
                                                                             -------------      -----------

Net increase (decrease) in cash and cash equivalents                             1,215,076       (2,061,572)
Cash and cash equivalents at beginning of period                                 2,818,071        4,275,031
                                                                             -------------      -----------
Cash and cash equivalents at end of period                                   $   4,033,147      $ 2,213,459
                                                                             =============      ===========

See accompanying notes to unaudited consolidated condensed financial statements.


FRESH FOODS, INC. AND SUBSIDIARIES
                                  ---------------------------------------------

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 5, 1998 and February 27, 1998, the results of operations for the fiscal quarters ended December 5, 1998 and November 7, 1997 and the cash flows for the forty weeks ended December 5, 1998 and the thirty-six weeks ended November 7, 1997. As a result of the change in the number of weeks in the fiscal quarter ended December 5, 1998 as compared to the prior year quarter ended November 7, 1997 (described in Note 5) and the acquisition of Pierre (described in Note 9), the two quarters are not comparable. The audited financial statements for the fiscal year ended February 27, 1998 should be read in conjunction with these unaudited quarterly financial statements.

2. The results of operations for the forty weeks ended December 5, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Financial statements for fiscal 1998 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 1999. Amounts for the fiscal quarter and year to date ended November 7, 1997 have been restated to reflect the merger with Sagebrush, Inc. which was completed on January 30, 1998 and accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. In addition, amounts for the fiscal quarter and year to date ended December 5, 1998 include the results of operations for Pierre from the acquisition date of June 9, 1998 through December 5, 1998.

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

                                                        Earnings
                                                     (Loss) before
                                                     Extraordinary                          Per Share
                                                          Item             Shares            Amount
                                                     --------------    --------------      ----------
     Quarter Ended December 5, 1998
     Earnings per common share - basic               $    1,237,199         5,914,174      $     0.21
     Stock-based compensation awards                             --            92,021              --
                                                     --------------    --------------      ----------
     Earnings per common share - diluted             $    1,237,199         6,006,195      $     0.21
                                                     ==============    ==============      ==========

     Quarter Ended November 7, 1997
     Earnings per common share - basic               $    1,169,211         5,575,510      $      0.21
     Stock-based compensation awards                             --           509,407            (0.02)
                                                     --------------    --------------      -----------
     Earnings per common share - diluted             $    1,169,211         6,084,917      $      0.19
                                                     ==============    ==============      ===========

     Year to Date Ended December 5, 1998
     Earnings per common share - basic               $    1,280,225         5,908,018      $      0.22
     Stock-based compensation awards                             --           194,908            (0.01)
                                                     --------------    --------------      -----------
     Earnings per common share - diluted             $    1,280,225         6,102,926      $      0.21
                                                     ==============    ==============      ===========

     Year to Date Ended November 7, 1997
     Earnings per common share - basic               $    3,525,685        5,578,420       $      0.63
     Stock-based compensation awards                             --          486,063             (0.05)
                                                     --------------    -------------       -----------
     Earnings per common share - diluted             $    3,525,685        6,064,483       $      0.58
                                                     ==============    =============       ===========

5. The Company reports the results of its operations using a 52-53 week basis. As a result of the Pierre acquisition, described in Note 9, the Company changed its interim fiscal periods to conform with standard food processing industry interim periods. In line with this, each quarter of the 52 week fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. In order to adopt this interim calendar, the Company's existing operations contain forty weeks this fiscal year to date, as compared to thirty-six weeks in the previous fiscal year to date, and thirteen weeks in the quarter ended December 5, 1998, as compared to twelve weeks in the quarter ended November 7, 1997. The effect of the additional weeks in 1998 increased revenue by $24,372,479, increased operating income by $2,466,818, increased net income by $684,946 and increased earnings per basic and diluted share by $.12 and $.11, respectively, for the year to date ended December 5, 1998. The effect of the additional week in the quarter ended December 5, 1998 increased revenue by $4,185,923, increased operating income by $535,423, increased net income by $98,863 and increased earnings per basic and diluted share by $.02 and $.02, respectively, for the year to date ended December 5, 1998.

6.    A summary of inventories, by major classifications, follows:

                                          December 5,         February 27,
                                             1998                1998
                                        ---------------      -------------
     Restaurants                        $       809,270      $     876,863
     Food processing
         Raw materials                        6,741,834          2,786,546
         Work in process                      1,034,218          1,574,767
         Finished goods                      18,903,720          2,123,171
                                        ---------------      -------------

     Totals                             $    27,489,042      $   7,361,347
                                        ===============      =============

7. Supplemental cash flow disclosures - cash paid during the period ended:


                                 December 5, 1998           November 7, 1997
                                -----------------           ----------------
     Interest                   $       7,706,595           $      1,105,499
                                =================           ================
     Income taxes               $         362,110           $      1,620,824
                                =================           ================

      During the first quarter of fiscal 1998, the Company purchased fixed assets and inventories of certain commonly controlled franchised units in exchange for cash, the assumption of current and long-term liabilities, the issuance of long-term notes, and the forgiveness of a note receivable. Also, as part of the same transaction, the Company issued 98,750 shares of common stock in exchange for a non-competition agreement. Specific amounts relating to items purchased and consideration given are set forth in Note 8.

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

9. On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson Foods, Inc. ("Hudson"), a wholly owned subsidiary of Tyson Foods, for $122 million and assumed certain of Hudson's liabilities, consisting principally of trade payables and other accrued short-term liabilities. The acquisition was accounted for using the purchase method of accounting. The purchase price, which totaled $123.3 million including the capitalized costs of the acquisition, has been allocated to the net underlying assets based on preliminary estimates of fair values. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at December 5, 1998. Excess purchase price over fair market value of the underlying assets of $80,581,219 was allocated to goodwill and other intangible assets, including tradenames and assembled workforce, and is being amortized on a straight-line basis over lives ranging from fifteen to thirty years.

      The purchase was financed by the proceeds of an offering of $115.0 million aggregate principal amount of the Company's 10 3/4% Senior Notes Due 2006 (the "Senior Notes") and an initial borrowing under a new five-year, $75.0 million, revolving bank credit facility (the "Bank Facility"), with availability subject to a borrowing base formula. In addition, borrowings under the Bank Facility were used to extinguish all existing indebtedness of the Company for borrowed money, with the exception of outstanding industrial revenue bonds and certain capital lease obligations.

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

      The following unaudited pro forma consolidated results of operations assume the Pierre acquisition occurred as of the beginning of each year:


         (In Thousands, Except Per Share Data)

                                                               Forty                           Thirty-Six
                                                            Weeks Ended                       Weeks Ended
                                                          December 5, 1998                  November 7, 1997
                                                          ----------------                 -----------------
                  Total operating revenues                $        216,034                 $         186,765
                  Operating income                                  12,075                             9,680
                  Loss before extraordinary item                      (864)                            2,017
                  Extraordinary loss (net of tax)                      (73)                             (117)
                  Net earnings (loss)                     $           (937)                $           1,900

                  Net loss per common share - basic:
                      Loss before extraordinary item      $          (0.15)                $            0.36
                      Extraordinary loss                             (0.01)                            (0.02)
                                                          ----------------                 -----------------
                      Net loss                            $          (0.16)                $            0.34
                                                          ================                 =================

                  Net loss per common share - diluted:
                      Loss before extraordinary item      $          (0.15)                $            0.33
                      Extraordinary loss                             (0.01)                            (0.02)
                                                          ----------------                 -----------------
                      Net loss                            $          (0.16)                $           (0.31)
                                                          ================                 =================



10. Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", was issued in June 1997 and became effective for the Company in the current fiscal year. SFAS No. 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $1,224,634 and $1,178,260 for the quarters ended December 5, 1998 and November 7, 1997, and was $1,215,095 and $3,534,925 for the year to date periods ended December 5, 1998 and November 7, 1998, respectively.

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

      In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company will be required to adopt this new statement for fiscal 2000. The Company is in the process of evaluating this statement and based on preliminary review, expects the cumulative effect of this statement to require a write-off of approximately $94,000 before any tax benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS


         The Company's operations are classified into two business segments: food processing operations, principally fully cooked meat and sandwich production; and restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts. On June 9, 1998, the Company completed its acquisition of Pierre Foods. The inclusion of Pierre's operations and the additional three weeks of operations in the existing operations (see
Note 5) results in increases in every revenue and expense category compared with prior year results for the comparable periods. Results for the fiscal quarters and year to date ended December 5, 1998 and November 7, 1997, are shown below:

                                                   Fiscal Quarter Ended               Year to Date Ended
                                              -----------------------------     ----------------------------
(In millions)                                 December 5,       November 7,      December 5,     November 7,
                                                 1998             1997              1998            1997
                                              -----------      ------------     -------------    -----------
Revenues:
Food processing operations                    $      48.3      $       14.6     $       109.6    $      47.2
Restaurant operations                                25.8              21.4              77.6           65.0
                                              -----------      ------------     -------------    -----------
Total                                                74.1              36.0             187.2          112.2
                                              -----------      ------------     -------------    -----------
Cost of goods sold:
Food processing operations                           30.1              12.6              73.5           41.9
Restaurant operations                                 9.9               8.0              29.0           23.9
                                              -----------      ------------     -------------    -----------
Total                                                40.0              20.6             102.5           65.8
                                              -----------      ------------     -------------    -----------

Restaurant operating expenses                        12.0               9.3              35.5           27.8
Selling, general and administrative                  13.1               3.2              30.9            9.3
Depreciation and amortization                         2.6               1.1               6.4            3.1
                                              -----------      ------------     -------------    -----------
Operating income                                      6.4               1.8              11.9            6.2
                                              -----------      ------------     -------------    -----------
Other expense                                        (4.3)              0.1              (9.7)          (0.5)
                                              -----------      ------------     -------------    -----------
Earnings (loss) before income taxes
    and extraordinary item                            2.1               1.9               2.2            5.7
Income tax provision (benefit)                        0.9               0.7               0.9            2.2
                                              -----------      ------------     -------------    -----------
Earnings (loss) before extraordinary item             1.2               1.2               1.3            3.5
Extraordinary loss (net of tax)                        --                --              (0.1)            --
                                              -----------      ------------     -------------    -----------
Net earnings (loss)                           $       1.2      $        1.2     $         1.2    $       3.5
                                              ===========      ============     =============    ===========


Fiscal Quarter Ended December 5, 1998 Compared to Fiscal Quarter Ended November 7, 1997

         Revenues. Revenues increased by $38.1 million, or 105.8%. The net effect of the Pierre acquisition accounted for $33.7 million of the sales increase. The remaining increase of $4.4 million was the result of increases in restaurant revenues. This increase in restaurant revenues was due to the additional one week of sales and the opening, following the fiscal quarter ended November 7, 1997, of fifteen Sagebrush restaurants, consisting of six new restaurants (including two former franchises) and nine conversions.
The revenue effect of these new restaurants was offset somewhat by the closing of six non-Sagebrush restaurants.

         Cost of goods sold. Cost of goods sold increased by $19.4, or 94.2%. The Pierre acquisition accounted for $17.5 million of the increase. Cost of goods sold in the restaurant segment increased by $1.9 million, or 23.8%, due to the additional one week of sales, the operation of fifteen new restaurants in the quarter ended December 5, 1998, and an increase in the costs of beef, chicken and dairy products. Cost of goods sold in the food processing segment decreased as a percentage of operating revenues of that segment from 86.3% to 62.3% due to the Company's acquisition of Pierre, which historically had a higher gross margin percentage than existing Company food processing operations.

         Restaurant operating expenses. Such expenses increased by $2.7 million, or 29.0%, as a result of the operation of additional restaurants and the additional week in the fiscal quarter ending December 5, 1998. As a percentage of restaurant revenues, restaurant operating expenses increased from 43.5% to 46.5%, due to the incurrence of costs associated with opening or converting a greater number of stores this fiscal quarter compared to the number of stores opened or converted in the prior fiscal quarter.

         Selling, general and administrative. Such expenses increased by $9.9 million, or 309.4%, as a result of the Company's acquisition of Pierre, which historically had a higher level of selling, general and administrative expenses than existing Company operations, and the additional week of operations. As a percentage of revenues, selling, general and administrative expenses increased from 8.9% to 17.7% due to the higher level of selling, general and administrative expenses relating to Pierre.

         Depreciation and amortization. Depreciation and amortization increased by $1.5 million, or 136.4%, due to the Pierre acquisition and the higher number of restaurants in operation.

         Operating income. Operating income increased by $4.6 million, or 255.6%, and increased as a percentage of revenues from 5.0% to 8.6%, for the reasons stated above.

         Other income (expense). Net other expense increased by $4.4 million from net other income of $106,000. This increase was due primarily to interest expense ($4.0 million) resulting from the borrowings used to finance the Pierre acquisition and, to a lesser extent, the nonrecurrence in the fiscal 1999 quarter of a net gain in the fiscal 1998 quarter on disposition and sale of excess real property.

         Earnings before income taxes and extraordinary items. Such earnings increased by $200,000 million, or 10.5%, for the reasons stated above.

         Income tax provision. The effective tax rate for the fiscal quarter ended December 5, 1998 was 42.1%, as compared to 37.6% for the prior year comparable quarter.

         Net earnings. Net earnings were flat for the reasons stated above.

Year to Date Ended December 5, 1998 Compared to Year to Date Ended November 7, 1997

         Revenues. Revenues increased by $75.0 million, or 66.8%. The net effect of the Pierre acquisition accounted for $62.4 million of the sales increase. The remaining increase of $12.6 was the result of an increase of in restaurant revenues. This increase in restaurant revenues was due to the additional four weeks of sales of $24,372,479 and the opening, since the beginning of fiscal 1998, of nineteen Sagebrush restaurants, consisting of nine new restaurants (including two former franchises) and ten conversions. The revenue effect of these nine new Sagebrush restaurants was offset somewhat by the closing of six non-Sagebrush restaurants.

         Cost of goods sold. Cost of goods sold increased by $36.7 million, or 55.8%. The Pierre acquisition accounted for $31.6 million of the increase. Cost of goods sold in the restaurant segment increased by $5.1 million, or 21.3%, due to the operation of additional restaurants and the additional four weeks in the fiscal period ended December 5, 1998, and increases in the costs of beef, chicken and dairy products. Cost of goods sold in the food processing segment decreased as a percentage of operating revenues of that segment from 88.8% to 67.1% due to the Company's acquisition of Pierre, which historically had a higher gross margin percentage than existing Company food processing operations.

         Restaurant operating expenses. Such expenses increased by $7.7 million, or 27.7%, as a result of the additional four weeks and the operation of additional restaurants in the latter period. As a percentage of restaurant revenues, restaurant operating expenses increased from 42.8% to 45.7% due to the incurrence of costs associated with opening or converting a greater number of stores this fiscal quarter compared to the number of stores opened or converted in the prior fiscal quarter.

         Selling, general and administrative. Such expenses increased by $21.6 million, or 232.3%, as a result of the Company's acquisition of Pierre, which historically had a higher level of selling, general and administrative expenses than existing Company operations, and the additional four weeks of operations. As a percentage of revenues, selling, general and administrative expenses increased from 8.0% to 15.7% due to the higher level of selling, general and administrative expenses relating to Pierre.

         Depreciation and amortization. Depreciation and amortization increased by $3.3 million, or 106.5%, due to the Pierre acquisition and the higher number of restaurants in operation.

         Operating income. Operating income increased by $5.7 million, or 91.9%, and increased as a percentage of revenues from 5.5% to 6.4% for the reasons stated above.

         Other income (expense). Net other expense increased by $9.2 million from $500,000 due to (1) interest expense ($7.2 million) resulting from the borrowings used to finance the Pierre acquisition, (2) dispositions of certain fixtures and equipment deemed worthless as a result of the acquisition and integration of the Sagebrush operations, (3) dispositions of certain fixtures and equipment deemed worthless as a result of conversions of restaurants to the Sagebrush concept and (4) a disposition of computer software that management had determined not to utilize in the future due to the integration of Pierre into Fresh Foods.

         Earnings before income taxes and extraordinary item. Such earnings decreased by $3.3 million, or 57.8%, for the reasons stated above.

         Income tax provision. The effective tax rate for the fiscal year to date ended December 5, 1998 was 42.1%, as compared to 37.9% for the prior year comparable period. Such increase was due to the non-deductibility of certain costs incurred during fiscal 1998.

         Earnings before extraordinary item. Earnings before extraordinary item decreased by $2.3 million, or 65.7%, for the reasons stated above.

         Extraordinary loss. Extraordinary loss, net of tax, is the result of a $66,000 loss on write-off of loan fees due to early extinguishment of debt in fiscal 1998.

         Net earnings. Net earnings decreased by $2.3 million, or 65.7%, for the reasons stated above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $33.6 million at December 5, 1998, as compared to a deficit of $497,000 at February 27, 1998. Most of the increase in working capital was attributable to borrowings under the revolving line of credit used to finance part of the Pierre acquisition, restaurant conversions and construction, and operations. These borrowings are classified as long term debt on the balance sheet.

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




         On June 9, 1998, the Company completed the acquisition of Pierre Foods. The $122.0 million cash purchase price was financed by the proceeds of an offering of $115.0 million aggregate principal amount of the Company's 10 3/4% Senior Notes Due 2006 (the "Notes") and an initial borrowing under a new five-year, $75.0 million revolving Bank Facility, with availability subject to a borrowing base formula. In addition, borrowings under the Bank Facility were used to extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain capital lease obligations (see
Note 11 to the unaudited consolidated condensed financial statements).

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

         As of December 5, 1998, after giving effect to the Pierre acquisition and related financial transactions, the Company had approximately 38.8 million in outstanding borrowings under the revolving line of credit and approximately $15.4 million of additional availability under the Bank Facility.

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

         Funding for capital expenditures has been obtained primarily through current earnings and term loans. Capital expenditures were $12.5 million for the fiscal year to date ended December 5, 1998, as compared to $8.0 million for the comparable period of fiscal 1998. The reason for the $4.5 million increase was the construction of six new Sagebrush restaurants and the conversion of nine restaurants to the Sagebrush concept during fiscal 1998 to date.

         The Company has budgeted approximately $16.1 million for capital expenditures in fiscal 1999, including expenditures for Pierre subsequent to the Pierre acquisition. These expenditures are being devoted to (i) restaurant conversions (nine) and the construction of seven new (including three former franchises) Sagebrush restaurants (approximately $10.0 million) and (ii) routine equipment upgrading and maintenance (approximately $1.0 million), (iii) the food processing segment (approximately $4.5 million), and (iv) other miscallaneous (approximately $.5 million).

         The Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. Of long-debt debt outstanding at December 5, 1998, $38.8 principal amount was accruing interest at a variable rate. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.


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

"YEAR 2000" ISSUES

         The "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year. If not addressed, computer programs that are date sensitive may not have the ability to properly recognize dates in year 2000 and beyond. The result could be a temporary disruption of operations and the processing of transactions. The Company has developed a four phase approach to addressing this problem. Phase 1 was an analysis to identify the impact and costs relating to Year 2000, both in computer information systems and other equipment. Phase 2 was to create a comprehensive plan to address and fix any problems identified. Phase 3 is the actual implementation of the comprehensive plan and Phase 4 is addressing any unforeseen complications or issues not previously addressed. The Company has completed Phase 1 and Phase 2. Phase 3, relating to the Company's systems,both IT and non-IT were substantially complete at the end of 1998, with most of the systems complete. Testing of compliance is continuing. Additionally, as part of Phase 3, the Company has sent "Year 2000" questionnaires to vendors and other entities with which the Company conducts business in order to assess whether they are year 2000 compliant or have adequately addressed their system conversion requirements. More than half of all vendors and other entities and substantially all major vendors and other entities receiving questionnaires from the Company have responded. The vast majority of vendors and other entities responding have done so by offering assurances that they are either currently Year 2000 compliant or have a plan in place to be Year 2000 compliant in a timely manner. The Company plans to follow up on those vendors and other entities not responding as of yet by sending a second inquiry. The Company cannot predict how many, if any, of the responses it receives may prove later to be inaccurate or overly optimistic. As a result, the Company has begun developing, as part of Phase 3, contingency plans to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. The costs to implement the Company's plan through December 5, 1998 were $228,275 and are being expensed as incurred. The estimated cost to complete Phase 3 is $142,000. These costs exclude the costs of purchasing Year 2000 compliant computer programs that would have been purchased in the ordinary course of business regardless of "Year 2000" concerns. As of December 5, 1998 the Company is on schedule to complete Phase 3 as planned. The Company is continuing to closely monitor adherence to the implementation plan and is currently satisfied that it will be adequately completed in the scheduled time frame. If the Company encounters unforeseen complications or issues not previously addressed in the comprehensive plan (Phase 4), additional resources from internal and external sources would be committed to complete the necessary conversions in the required time frame. Since the Company has no reason to believe that it will need to utilize these additional resources, no estimates as to their cost has been made at this time.


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

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on the types of internal costs, including payroll and interest costs, which should be capitalized relative to development of software applications. The Company will be required to adopt this new statement for fiscal 2000. The Company has evaluated this statement and does not expect any material effect on the Company's financial statements.


         In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company will be required to adopt this new statement for fiscal 1999. The Company is in the process of evaluating this statement and based on preliminary review, expects the cumulative effect of this statement to require a write-off of approximately $94,000 before any tax benefit.

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

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit No.                Description                                     Page No.
             -----------                -----------                                     --------
                11              Computation of  Per Share Earnings                            19

         (b)      Reports on Form 8-K

                   A Current Report on Form 8-K was filed on September 11, 1998, announcing the change in the Company's fiscal year.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FRESH FOODS, INC.




Date   January 19, 1999            By:   /s/  James C. Richardson,
       ----------------                  -------------------------------------
                                              James C. Richardson, Jr.
                                             (Chief Executive Officer)




Date   January 19, 1999             By:  /s/  James E. Harris
       ----------------                  ------------------------------------
                                              James E. Harris
                                        (Principal Financial Officer)



                                INDEX TO EXHIBITS

  For inclusion in Quarterly Report on Form 10-Q Quarter Ended December 5, 1998



Exhibit No.                                                                      Page No.
-----------                                                                      --------
   11                          Computation of  Per Share Earnings                   19





