Form 10-K
period 1999-03-06
FRESH FOODS INC
filed 1999-06-08
CIK 67494

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

                                 ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 6, 1999

                        COMMISSION FILE NUMBER -- 0-7277

                               FRESH FOODS, INC.
             (Exact name of registrant as specified in its charter)

                     NORTH CAROLINA                                              56-0945643
    (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                     organization)

              361 SECOND STREET, NW, HICKORY, NORTH CAROLINA 28601
                           TELEPHONE: (828) 304-0027
                    (Address of principal executive offices)

 Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Fresh Foods, Inc. Common Stock outstanding as of May 3, 1999 was 5,809,199. The aggregate market value of Fresh Foods, Inc. Common Stock held by nonaffiliates of Fresh Foods, Inc. as of May 3, 1999 was $21,556,318.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on July 22, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        ITEM NUMBER                           PAGE
                        -----------                           ----
                              PART I
Item 1.  Business...........................................    1
  Overview..................................................    1
  Business Segments.........................................    2
  Food Processing Operations................................    2
  Restaurant Operations.....................................    8
  Ham Curing Operations.....................................   12
  Trademarks and Licensing..................................   12
  Competition...............................................   12
  Government Regulation.....................................   13
  Employees.................................................   13

Item 2.  Properties.........................................   13

Item 3.  Legal Proceedings..................................   14

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................   14

Item 4A.  Executive Officers of the Registrant..............   14

                             PART II

Item 5.  Market for the Registrant's Common Stock and
  Related Security Holder Matters...........................   15

Item 6.  Selected Financial Data............................   16
Item 7.  Management's Discussion and Analysis of Financial
Condition and
          Results of Operations.............................   16
  Results of Operations.....................................   17
  Liquidity and Capital Resources...........................   20
  Inflation.................................................   21
  Seasonality...............................................   21
  "Year 2000" Issues........................................   21
  New Accounting Pronouncements.............................   22

Item 7A.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................   22

Item 8.  Financial Statements and Supplementary Data........   23

Item 9.  Changes in and Disagreements with Accountants on
Accounting and
          Financial Disclosure..............................   23

                             PART III

Item 10.  Directors and Executive Officers of the
  Registrant................................................   23

Item 11.  Executive Compensation............................   23

Item 12.  Security Ownership of Certain Beneficial Owners
  and Management............................................   23

Item 13.  Certain Relationships and Related Transactions....   23

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................   24

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Fresh Foods, Inc. (the "Company" or "Fresh Foods") is a leading vertically integrated producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the domestic foodservice market. The Company sells its high-quality, value-added products through various distribution channels under the Pierre(TM), Fast Choice(R), Fast Bites(TM) and Mom 'n' Pop's(R) brand names, which are widely recognized in the food industry. In addition to its food processing business, the Company owns and operates 67, and franchises an additional 36, restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts. In its fiscal year ended March 6, 1999, the Company had revenues of $258.3 million.

     The Company's predecessor was founded in 1966 to own and operate restaurants, initially under the Mom 'n' Pop's Ham House concept and later under the Western Steer family steakhouse and other concepts. The Company acquired Sagebrush, Inc. in a stock for stock transaction accounted for as a pooling of interests in January 1998 as a vehicle for market penetration and unit growth of its restaurant business. Since the acquisition, the Company has added 16 Sagebrush restaurants, consisting of nine conversions of the Company's buffet-style restaurants, three conversions of restaurants operated by franchisees, one conversion of a restaurant owned by another chain and three new restaurants. The Company's food processing business was originally developed to support its restaurants, but has grown independently to become its principal business. In recognition of this fact, in May 1998, the Company, then known as "WSMP, Inc.," changed its name to "Fresh Foods, Inc." In June 1998, Fresh Foods consummated the purchase of substantially all of the business in Cincinnati, Ohio, and a portion of the business in Caryville, Tennessee (collectively, "Pierre"), conducted by the Pierre Foods Division of Hudson Foods, Inc. ("Hudson"), a subsidiary of Tyson Foods, Inc. ("Tyson"). The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Pierre is a value-added food processor selling principally to the foodservice market. In September 1998 the Company implemented a tax-exempt reorganization of its corporate structure in order to streamline corporate governance, improve corporate efficiencies and synergies, improve asset allocation and accomplish other corporate objectives. The reorganization established Fresh Foods, Inc. as a holding company, consolidated 32 subsidiaries into 12 subsidiaries and separated the Company's food processing and restaurant businesses.

     Pursuant to the acquisition of Pierre, the Company is a leading manufacturer of fully-cooked branded and private label protein and bakery products and is, to management's knowledge, the only integrated producer of microwaveable sandwiches. At its Cincinnati facility, the Company produces specialty beef, poultry and pork products that provide superior quality and are typically custom-developed to meet specific customer requirements. The Company adds further value for its customers by offering comprehensive food solutions, including proprietary product development, special ingredients and recipes as well as custom packaging programs. The Company's bakery and sandwich assembly plant is located at the Company's Claremont facility. The Company sells primarily to the foodservice market, focusing on premium market niches, where it offers customers the ability to outsource critical product development and food processing functions, resulting in reduced labor costs, improved product quality and consistency, improved portion control and waste reduction and greater product safety.

     The Company's restaurant operations are located primarily in smaller cities and suburban areas in the southeastern United States, a market niche where the primary competitors are economy steakhouses. At May 3, 1999, the Company owned and operated 49 Sagebrush steakhouse restaurants, which provide moderately priced, full-service, casual dining in an entertaining, family-oriented atmosphere. The Company owned and operated an additional 18 restaurants utilizing the Western Steer, Prime Sirloin and Bennett's concepts.

     The Company has engaged Bowles Hollowell Conner & Co., a division of First Union Capital Markets Corp., to pursue strategic alternatives to enhance the market price of the Company's common stock. See Item 5 of this Report for recent market price information.

     Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. As detailed in Exhibit 99.1 to this Report, with respect to the Company these risks and uncertainties include: substantial leverage; restrictions imposed by the Company's debt instruments; management control; competition; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies; dependence on key personnel; and "Year 2000" issues. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

     In this Report, unless the context otherwise requires, the term "Company" refers to Fresh Foods, Inc. and its subsidiaries. The Company's fiscal year ended February 28, 1997 is referred to as "fiscal 1997"; its fiscal year ended February 27, 1998 is referred to as "fiscal 1998"; and its fiscal year ended March 6, 1999 is referred to as "fiscal 1999."

BUSINESS SEGMENTS

     The Company operates in three business segments: food processing operations, restaurant operations and ham curing operations. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for each of the Company's business segments for fiscal 1999 is contained herein by reference to Item 8, "Financial Statements and Supplementary Data," incorporating the information under the caption "Major Business Segments" in Note 14 to the Company's consolidated financial statements.

                               REVENUES BY SOURCE

                                                FISCAL 1999            FISCAL 1998            FISCAL 1997
                                            --------------------   --------------------   --------------------
                                              REVENUES       %       REVENUES       %       REVENUES       %
                                            -------------   ----   -------------   ----   -------------   ----
                                            (IN MILLIONS)          (IN MILLIONS)          (IN MILLIONS)
Food Processing...........................     $149.8       58.0       $56.4       35.8       $48.2       37.2
  Fully-Cooked Protein Products...........       89.9       34.8           0          0           0          0
  Microwaveable Sandwiches................       52.4       20.3        45.2       28.7        41.7       32.2
  Bakery and Other Products...............        7.5        2.9        11.2        7.1         6.5        5.0
Restaurants...............................      101.4       39.3        91.3       58.0        70.9       54.7
Ham Curing................................        7.1        2.7         9.9        6.2        10.4        8.1

FOOD PROCESSING OPERATIONS

  Overview

     The Company is a leading manufacturer of fully-cooked branded and private label protein and bakery products and is, to management's knowledge, the only integrated producer of microwaveable sandwiches. The Company provides specialty beef, poultry, and pork products formed and portioned to meet specific customer requirements. The Company sells primarily to the foodservice market, offering its customers the ability to outsource critical product development and food processing functions, resulting in reduced labor costs, improved product quality and consistency, improved portion control and waste reduction and greater product safety. Within the foodservice industry, the Company identifies niche markets that place premiums on the Company's differentiated products and value-added services. The Company's primary markets include leading national restaurant chains, primary and secondary schools, vending, convenience stores and other niche foodservice markets. In addition, the Company sells fully-cooked protein and bakery products and microwaveable sandwiches to warehouse clubs and other non-foodservice markets.

     The Company purchased Pierre from Tyson in June 1998 and the acquired business was subsequently combined with the Company's sandwich assembly operation. While Pierre has always been one of the largest providers of differentiated meat products in the United States, since the acquisition management has been able to increase sales and earnings as a result of a renewed focus on new customer and market development, the shift in product mix to higher-margin core products, improvements in plant efficiencies, the integration of the Cincinnati and Claremont facilities and the implementation of profitability initiatives, including reduction of overhead.

     According to industry sources, the domestic market for frozen, fully-cooked protein products is growing rapidly. A number of factors are driving the growth, including: (i) increased outsourcing by foodservice providers in order to maximize food safety, reduce costs and ensure product consistency; (ii) increased consumer demand for convenience products such as fully-cooked products and convenience sandwiches; and (iii) rising public concern over food safety and increased government regulation in the food processing industry. The Company is well-positioned to capitalize on these trends as a leading supplier of a wide array of differentiated, fully-cooked protein products and convenience sandwiches to a variety of distribution channels and a fully-compliant, top-quality manufacturer.

     The food processing industry is subject to increasing federal, state and local government regulation. In particular, the Hazard Analysis and Critical Control Points ("HACCP") standards of the United States Department of Agriculture (the "USDA"), requiring the implementation of a seven-step system for preventing hazards that could cause food-borne illnesses, will go into effect on January 25, 2000 for all food manufacturers with over ten employees and $2.5 million in sales. The HACCP system governing the preparation and production of food has made it more difficult for foodservice and smaller food processing companies to prepare their own food products. As a fully-compliant HACCP manufacturer and a leading producer of value-added protein products, the Company is well positioned to capitalize on the implementation of the HACCP standards.

  Food Products

     The Company produces a wide variety of fully-cooked differentiated protein products, hand-held convenience sandwiches and value-added bakery products. These products provide superior quality and are typically custom-developed to meet specific customer requirements. The Company adds value for its customers by offering comprehensive food solutions, including proprietary product development, special ingredients and recipes as well as custom packaging programs. The Company's current product line consists of over 1,000 stock keeping units ("SKUs"). In fiscal 1999, the Company's revenues from food processing operations totaled approximately $149.8 million, accounting for 58.0% of the Company's revenues.

     The Company purchases raw poultry, raw beef, seasonings, raw pork and soy, which it processes into a broad range of fully-cooked food products at its Cincinnati facility. The fully-cooked portions are immediately frozen and either packaged for sale or shipped to the Company's Claremont facility to be combined with the Company's specialty bread products to form sandwiches. The Company also purchases bakery ingredients, which are blended, using technologically-advanced equipment and the Company's proprietary recipes, and baked into yeast rolls and biscuits at its Claremont facility. The bakery products are then either sold or combined with meat and other fillings to create sandwiches. The Company's food products are sold to foodservice customers such as restaurant chains, convenience stores, schools and other niche food service markets or through various other distribution channels, including warehouse clubs and other non-foodservice markets.

     The Company's longstanding customer relationships, reputation for high-quality products, proprietary recipes and national presence enable it to compete effectively in the markets that it serves. The Company has developed customized meat and bread recipes that are specifically designed to maintain flavor and texture under specialized applications, such as microwave oven conditions, resulting in higher-quality meals and greater customer satisfaction. The Company's product development team works closely with customers to develop new products for specific customer applications. By working closely with its customers during the product development stage, the Company has become an integral component of their operations, as evidenced by the fact that the Company has sold to its fifteen largest customers for an average of more than ten years. In fiscal 1999, however, no one customer accounted for more than 3.0% of the Company's revenues.

     Each of the Company's food products is well-known in the marketplace for quality, consistency and food safety. This reputation has created strong customer loyalty as these attributes are several of the most important purchasing criteria within the markets for fully-cooked protein and bakery products. Additionally, the Company's fully-cooked products reduce costs associated with labor, waste, preparation, storage and administration and provide a high level of convenience to end users.

     The following table summarizes the Company's food product lines:

PRODUCT                                             DESCRIPTION
-------                                             -----------
FULLY-COOKED PROTEIN
  PRODUCTS:
  Flame-Broiled Chicken
     Patties                  Line of charbroiled, portion controlled, seasoned
                                chicken products in a variety of innovative shapes,
                                with and without sauce
  Burger Patties              Full line of charbroiled, homestyle-shaped burgers in a
                                variety of sizes and shapes
  Breaded Patties             A line of fully-cooked beef, pork and chicken products
                                designed to be baked or microwaved. Innovative
                                breadings, seasonings and shapes offer points of
                                differentiation
  Rib-B-Q(R) Patties          Variety of shapes and sizes of charbroiled rib-shaped
                                products with an exclusive blend of barbecue
                                seasonings, with and without barbecue sauce on top
  Seasoned Patties            Authentic seasoned charbroiled beef and pork products
                                with and without sauce, including meatloaf, salisbury
                                and pizza patties
  Military Kits               A line of packaged meals using branded components,
                                including Pierre(TM)-branded sliced meat or formed
                                meat sandwiches
MICROWAVEABLE SANDWICHES:
  Pierre(TM) Sandwiches       Premium-quality jumbo sandwiches in a wide variety and
                                with eye-catching graphics on packaging
  Fast Choice(R) Sandwiches   Mid-priced, broad line of sandwiches, both
                                microwaveable and deli sandwiches, with dynamic
                                packaging
  Licensed Sandwiches         Restaurant-branded product line offering the customer
                                restaurant-quality meats and breads at a premium
                                price
  Warehouse Club Packs        Variety of microwaveable sandwiches in six- and
                                eight-packs
  Non-Foodservice Markets     Mom 'n' Pop's(R) biscuit sandwiches and co-packed
                                retail sandwiches
BAKERY AND OTHER PRODUCTS:    Fully-baked, homestyle, microwaveable buns, biscuits,
                                breadsticks and dumplings

     Fully-Cooked Protein Products. Fully-cooked protein products represent the Company's largest food product category. Within this category, the Company manufactures flame-broiled and breaded patties and nuggets utilizing beef, poultry and pork. The Company's protein products are sold in a variety of package sizes and customized packaging options and into a wide variety of distribution channels including restaurants and other niche foodservice, schools and warehouse clubs.

     Microwaveable Sandwiches. Microwaveable sandwiches are the Company's second largest food product category. Within this category, the Company produces a variety of beef, chicken and pork sandwiches sold under the Company's Pierre(TM) and Fast Choice(R) brand names and under widely-recognized, licensed brand names, including Checkers, Rally's and Nathan's Famous. The Company introduced Fast Bites(TM) sandwiches in February 1999 to round out its product offerings in the vending markets by creating a product priced below $1.25. The Company's sandwich products are sold to vending and convenience store operators, warehouse clubs, retail grocery stores and schools throughout the United States.

     Bakery and Other Products. Bakery and other products are currently the Company's smallest food product category. The Company produces a variety of differentiated bakery products, including flavored biscuits, buns, breadsticks and other specialty baked products. The Company's bakery products are primarily sold to restaurant chains.

  Quality Control

     The Company views quality control as a critical part of its total production process. The Company maintains rigid health, food safety and quality control standards, enabling it to meet the requirements of customers, the USDA and the Food and Drug Administration (the "FDA"). The Company's quality control personnel are dedicated to the maintenance of the Company's quality standards and compliance with HACCP and other government regulations in the Company's food processing plants and products. These employees perform both periodic and random inspections of production lines, machinery and product. The Company has well-defined procedures to ensure that all food is processed uniformly and within federal guidelines and product specifications. All of the Company's protein products are cooked for times and at temperatures sufficient to ensure food safety and meet USDA requirements. Fully cooking the products destroys bacteria. Once cooked, these products are immediately frozen to lock in flavor and ensure a consistent quality product. The products remain frozen throughout the assembly and shipping process, further ensuring product safety. The Company's facilities are in full compliance with HACCP standards, and its Cincinnati facility has held the USDA's "Total Quality Control" seal since 1986.

  Food Processing Customer Channels

     The Company sells fully-cooked protein and bakery products and microwaveable sandwiches primarily to the foodservice market. The Company offers its customers the ability to outsource critical product development and food processing functions, resulting in reduced labor costs, improved product quality and consistency, improved portion control and waste reduction and greater product safety. Within the foodservice industry, the Company identifies niche markets that place premiums on the Company's differentiated products and value-added services. In fiscal 1999, the Company served restaurant chains, school systems, vending, convenience stores and other niche foodservice markets. In addition, the Company sells fully-cooked protein and bakery products and microwaveable sandwiches to warehouse clubs and other non-foodservice markets. The Company believes that it benefits from attractive growth trends in each of its markets driven by the increased demand for product quality, safety, new products and programs and convenience.

     Restaurant Chains and Other Niche Foodservice. The Company supplies foodservice products to restaurant chains and other foodservice customers through a national network of more than 50 food brokers and 800 foodservice distributors. The Company has strong relationships with major restaurant chains and leading national foodservice distributors. The largest domestic foodservice distributor purchases the Company's products for distribution through 67 of its locations. The Company also provides protein and bakery components for use in other processors' food programs. The Company sells fully-cooked protein products, sandwiches and sandwich components to branded food companies, commissaries and sandwich assemblers that package the products with their respective labels.

     School Systems. The Company is a leading producer of value-added food products for school systems and currently supplies a variety of fully-cooked protein products to 91 of the 100 largest, and more than 50% of all, public primary and secondary school systems in the United States for use in cafeterias and snack bars. The Company sells a full line of food products that meet the customized needs of individual school systems. Sales to school systems are made through a network of over 800 foodservice distributors. When selecting a food product supplier, school systems typically put the contracts out for bid with exacting product specifications. The school systems base their award decisions on the ability to meet the product specifications, as well as price, taste, consistency and quality control programs. The Company actively partners with school systems to develop innovative and appealing menus, nutritional and marketing programs and custom products.

     The Company is one of the market leaders in the USDA Commodity Reprocessing Program (the "USDA Program"). Under this federal program, the Company takes USDA-donated beef and poultry and charges a fee for processing the meat into value-added products such as cooked ground beef, charbroiled beef patties and fully-cooked breaded chicken patties. The USDA Program has complex administrative and regulatory requirements, which make it difficult for potential competitors to enter the market. In addition, due to public health concerns, many school systems will contract only with HACCP-compliant processors, such as the Company, to supply fully-cooked protein products. Demand for products under the USDA Program peaks in the spring and fall months. Since these products are frozen, however, production can be scheduled throughout the year to maximize plant utilization.

     Vending. The Company sells microwaveable sandwich products to national and regional vending machine operators, which typically purchase products through distributors. The Company sells a full line of vended sandwiches under its Pierre(TM), Fast Choice(R) and Fast Bites(TM) brand names and other nationally recognized, licensed brands such as Checkers, Rally's and Nathan's Famous through approximately 300 vending distributors. In addition, the Company has an exclusive relationship to supply microwaveable sandwiches to one of the largest vending operators in the United States.

     Convenience Stores. The Company supplies a full array of sandwiches through approximately 250 distributors and to over 40 convenience store chains with over 3,000 locations across the United States. The Company sells its sandwich products under the Pierre(TM), Fast Choice(R), Fast Bites(TM) and other licensed brand names. Convenience stores generally target consumers looking for value-added, high-quality sandwiches that can be prepared quickly and easily. The Company provides certain convenience stores with in-store sandwich kiosks, which include a microwave oven and condiment center, to increase visibility of the full line of the Company's sandwich products.

     Long-Term Healthcare Facilities. The Company has made substantial investments in the development of the market to provide fully-cooked protein and bakery products to long-term healthcare facilities. Over the last year, the Company has: (i) received approval to market selected Company products to over 6,000 long-term healthcare facilities; (ii) developed a strong relationship with one of the largest healthcare foodservice distributors in the United States; and
(iii) created a complete line of fully-cooked, microwaveable home-style entrees and value-added menu planning and nutritional services targeted to healthcare facilities.

     Military. The Company recently entered the military segment of the foodservice market to provide ready-to-eat meals and fully-cooked protein products. The Company has received government approval to market 30 SKUs to all branches of the military.

     Warehouse Clubs. The Company packages its fully-cooked food products into "club packs," which it sells directly to national warehouse clubs. These clubs typically buy the Company's products in larger volumes of fewer SKUs, enabling the Company to realize operating efficiencies.

     Other Non-Foodservice Markets. The Company sells private label, co-packed and branded food products to a variety of non-foodservice customers through a regional network of brokers. The Company primarily: (i) co-packs protein and bakery products for large, branded convenience meal programs; (ii) sells Mom 'n' Pop's(R) branded sandwiches to grocery store chains in the southeastern United States; and (iii) sells a variety of private label and branded convenience sandwich products to a large, national grocery chain in the United States. The Company has established and maintains longstanding relationships with several major grocery chains in the southeastern United States.

  Food Product Sales and Marketing

     Sales. The Company's team of 28 sales professionals, who became employees of the Company in the Pierre acquisition, have significant experience in the Company's markets for fully-cooked protein and bakery products and microwaveable sandwiches. The sales department is organized predominantly by distribution channel, enhancing the sales team's knowledge of its end markets, increasing responsiveness, facilitating new product and market opportunities and strengthening customer relationships. The Company's sales force has an average of ten years of experience in the food processing industry and is compensated based upon revenues and profitability.

     In addition to its direct sales force, the Company utilizes a nationwide network of over 90 independent food brokers, all of whom are compensated solely by payment of sales commissions. The Company believes these brokerage relationships are a valuable corporate asset, providing significant new product opportunities with existing customers and the opportunity to develop new customer relationships. The brokers perform several significant functions for the Company, including identifying and developing new business opportunities and providing customer service and support to the Company's distributors and customers. The Company has had relationships with many of its brokers for at least ten years.

     Marketing. The Company has assembled a team of six experienced professionals in its marketing department. The Company's marketing department drives the Company's research and development of new products and implements and coordinates the yearly business plans. The product managers are dedicated to specific distribution channels including foodservice, schools, vending and convenience stores and warehouse clubs and other non-foodservice markets.

     The Company has developed a reputation in the marketplace for quality, product innovation, food safety, innovative merchandising material and promotional programs and convenience. As a result, the Company has established strong brand loyalty among its end users and substantial credibility among its foodservice brokers and distributors. The Company's marketing strategy includes distributor and consumer promotions, trade promotions, advertising and participation in trade shows and exhibitions. The Company participates in numerous conferences and is a member of 18 national industry organizations. Company representatives serve on the boards of a number of industry organizations, including the American Meat Institute, the American School Food Service Association, the National Association of Convenience Stores and the National Frozen Foods Association.

  Supplies

     The primary materials used by the Company in its food processing operations include raw chicken, raw beef, bakery products, packaging, seasonings, raw pork and soy. Proteins are generally purchased under seven-day payment terms. Historically, raw material costs have remained stable and any price increases have generally been passed on to the customer. In addition, the Company opportunistically capitalizes on declining raw material prices by holding its prices and thus widening its profit margins. The Company does not hedge in the futures markets.

     The Company purchases substantially all of its raw materials from outside sources and constantly seeks to maximize its purchasing power through volume purchasing. The Company does not depend on a single source for any significant item, believes that its sources of supply for raw materials are adequate for its present needs and does not anticipate any difficulty in acquiring such materials in the future.

  Product Development

     Ongoing food production research and development activities include development of new products, improvement of existing products and refinement of food production processes. Subsequent to the acquisition of Pierre, the Company spent $301,674 over the last nine months of fiscal 1999 on such activities. These activities resulted in the launch of over 126 new SKUs in fiscal 1999. Approximately 25% of fiscal 1999 food processing sales were related to products developed in fiscal 1999.

RESTAURANT OPERATIONS

     The Company's restaurant operations are located primarily in smaller cities and suburban areas in the southeastern United States, a market niche where the primary competitors are economy steakhouses. At May 3, 1999, the Company owned and operated 49 Sagebrush steakhouse restaurants, which provide moderately priced, full-service, casual dining in an entertaining, family-oriented atmosphere. The Company also owned and operated thirteen Western Steer and four Prime Sirloin restaurants, which are more mature family steakhouses using the "buffet and bakery" format, and one Bennett's barbecue-style restaurant. In fiscal 1999, the Company's revenues from restaurant operations totaled approximately $101.4 million, accounting for 39.3% of the Company's revenues. Sagebrush restaurants are the only casual dining steakhouses in a majority of the local markets in which they operate.

  Restaurant Locations

     The Company's restaurants have an average seating capacity of approximately 260 and occupy an average of 7,100 square feet. The following table sets forth the location, opening date and concept of each of the Company's owned restaurants at May 3, 1999:

LOCATION                                                       DATE OPENED       CONCEPT
--------                                                      --------------  -------------
North Carolina:
  Albemarle**...............................................  September 1998  Sagebrush
  Arden.....................................................  August 1994     Sagebrush
  Asheboro*.................................................  May 1998        Sagebrush
  Boone.....................................................  June 1992       Sagebrush
  Brevard...................................................  March 1994      Sagebrush
  Canton*...................................................  March 1999      Sagebrush
  Clemmons..................................................  December 1993   Sagebrush
  Denver....................................................  October 1997    Sagebrush
  Dunn*.....................................................  July 1998       Sagebrush
  Elkin*....................................................  June 1998       Sagebrush
  Graham*...................................................  March 1998      Sagebrush
  Hickory...................................................  October 1990    Sagebrush
  Hickory...................................................  July 1992       Sagebrush
  Kernersville..............................................  June 1995       Sagebrush
  Lenoir....................................................  August 1997     Sagebrush
  Lincolnton*...............................................  September 1998  Sagebrush
  Marion*...................................................  December 1998   Sagebrush
  Monroe....................................................  December 1994   Sagebrush
  Morganton.................................................  March 1993      Sagebrush
  Mt. Airy..................................................  January 1997    Sagebrush
  Reidsville**..............................................  August 1998     Sagebrush
  Salisbury.................................................  April 1997      Sagebrush
  Sanford*..................................................  January 1998    Sagebrush
  Stanleyville*.............................................  April 1998      Sagebrush
  Statesville...............................................  October 1991    Sagebrush
  Waynesville...............................................  January 1994    Sagebrush
  Wilkesboro................................................  September 1994  Sagebrush
  Winston-Salem.............................................  September 1993  Sagebrush
  Winston-Salem*............................................  August 1998     Sagebrush
  Charlotte.................................................  January 1992    Prime Sirloin
  Cornelius.................................................  March 1992      Prime Sirloin
  Matthews..................................................  June 1992       Prime Sirloin
  Statesville...............................................  May 1992        Prime Sirloin

LOCATION                                                       DATE OPENED       CONCEPT
--------                                                      --------------  -------------
  Boone.....................................................  June 1976       Western Steer
  Elizabeth City............................................  September 1979  Western Steer
  Hickory...................................................  January 1984    Western Steer
  Hudson....................................................  May 1984        Western Steer
  Jefferson.................................................  June 1985       Western Steer
  Lenoir....................................................  April 1987      Western Steer
  Lexington.................................................  March 1978      Western Steer
  Mocksville................................................  October 1985    Western Steer
  Morganton.................................................  November 1984   Western Steer
  Mt. Airy..................................................  January 1984    Western Steer
  Newton....................................................  January 1978    Western Steer
  Yadkinville...............................................  July 1985       Western Steer
  Conover...................................................  March 1990      Bennett's
South Carolina:
  Aiken**...................................................  April 1998      Sagebrush
  Gaffney...................................................  December 1995   Sagebrush
  Greenwood.................................................  November 1996   Sagebrush
  Lexington.................................................  December 1997   Sagebrush
  Rock Hill.................................................  December 1992   Sagebrush
Tennessee:
  Alcoa.....................................................  June 1996       Sagebrush
  Gatlinburg................................................  April 1995      Sagebrush
  Johnson City..............................................  March 1996      Sagebrush
  Kingsport.................................................  February 1993   Sagebrush
  Knoxville.................................................  February 1992   Sagebrush
  Morristown................................................  September 1996  Sagebrush
  Newport*..................................................  February 1998   Sagebrush
  Oak Ridge.................................................  November 1991   Sagebrush
  Pigeon Forge..............................................  September 1991  Sagebrush
  Sevierville...............................................  May 1994        Sagebrush
Virginia:
  Bristol*..................................................  October 1998    Sagebrush
  Colonial Heights..........................................  October 1996    Sagebrush
  Lynchburg.................................................  July 1996       Sagebrush
  Roanoke...................................................  June 1997       Sagebrush
  Wytheville*...............................................  May 1998        Sagebrush
  Galax.....................................................  May 1980        Western Steer

---------------

 * Converted to the Sagebrush concept since the acquisition of Sagebrush, Inc. from the Company's buffet-style restaurants, restaurants operated by franchisees, and restaurants owned by other chains.
** New Sagebrush, opened in fiscal 1999.

  The Sagebrush Concept

     The Company acquired Sagebrush, Inc. as a vehicle for market penetration and unit growth, leveraging off the concept's broad appeal, high-quality meals and emphasis on service. Sagebrush restaurants provide moderately-priced, full-service casual dining in an entertaining, family-oriented atmosphere and are located along major interstates in smaller markets, an under-served market niche. Sagebrush has direct full-service, casual dining steakhouse competition in only 19 of its 49 markets. In a typical market, Sagebrush experiences competition from either other moderately-priced, casual dining restaurants or economy steakhouses. Sage-brush differentiates itself from economy steakhouse competitors by its full table service, attentive wait staff, full bar service, entertaining atmosphere, distinctive decor and consistently high-quality meals.

     Menu. The Sagebrush menu features high-quality aged steaks, prime rib, chops, ribs, chicken and fish, along with hamburgers and chicken sandwiches. The dinner menu includes steak entrees from specially-selected, USDA choice, aged western beef, prepared using a special seasoning. In addition to the regular menu items, each restaurant has a daily, specially-priced "Blue Plate Special" at lunch, which is selected by its general manager and typically features fish, chicken or pork chops. All steaks come with a choice of Texas fries, baked potato or baked sweet potato, a fresh garden salad and bread. The menu also includes specialty appetizers, desserts and full bar service where legally permitted. New menu items are tested periodically in an effort to update and adapt to changing customer preferences, the latest of which was introduced in December 1998. Dinner entrees, which are also available at lunch, range in price from $8.99 to $19.99, lunch entrees range in price from $4.49 to $6.29, and appetizers are priced from $3.99 to $4.99. The average check per customer, including beverages, is approximately $13.96 for dinner and $8.77 for lunch. Menu prices are generally the same at each restaurant, except for those located in resort areas, where seasonal factors require slightly higher prices. Sales of alcoholic beverages account for approximately 8.0% of Sagebrush revenues and are available at all but five locations which are situated in "dry" counties. Each restaurant typically serves lunch to 150 to 250 customers each weekday and to 100 to 300 customers on Saturdays and Sundays. Each restaurant typically serves dinner to 250 to 300 customers from Sunday through Thursday and to 700 to 900 customers on Friday and Saturday. Sagebrush restaurants do not serve breakfast.

     Atmosphere and Decor. Sagebrush restaurants are decorated with wooden booths and walls and a mixture of western memorabilia and other collectibles, including license plates and signs from around the United States, photographs of sports figures and movie stars and replicas of antique jukeboxes featuring country music. Special effort is made to make families with children feel welcome. Sagebrush introduced its new "Kids Corral" menu, which features low-price, higher-margin items and includes branded items such as Lay's(R) potato chips, Mott's(R) applesauce and Oreo(R) cookies. Sagebrush emphasizes user-friendly, bite-size portions for kids and selects brand names parents can recognize and trust. Additionally, Sagebrush places less emphasis on its bar area and sales of alcohol as compared to most of its competitors, which helps to foster the family atmosphere.

     Facilities. All but two Sagebrush restaurants are located in freestanding buildings, generally near an interstate highway or other main thoroughfare. Because the Company has established most of its restaurants in existing buildings that it remodeled into the Sagebrush concept, restaurant sizes vary from approximately 5,000 to 9,500 square feet, with the tables in the dining area seating from approximately 150 to 300 people. The bar area of a typical restaurant generally has seating capacity for approximately 20 people. Most Sagebrush restaurants also have a private banquet room seating from 25 to 50 people. Although the banquet facilities are often used for private parties, they can also be used for general customer seating during peak dining hours.

     Conversions. Since the acquisition of Sagebrush, Inc., the Company has converted to the Sagebrush concept nine of its buffet-style restaurants, three restaurants operated by franchisees and one restaurant owned by another chain. The historical average cost per conversion is $660,000. A typical Sagebrush generates 57% more revenue than a typical Western Steer restaurant. The Company has extensive experience in converting restaurants to the Sagebrush format as 37 of the Company's 49 Sagebrush restaurants were originally converted from other restaurant concepts.

  The Western Steer Concept

     The Western Steer concept originated in 1975 as a family-oriented steakhouse restaurant, featuring a rustic, western-style design, steaks and other entrees cooked to order. Beginning in 1992, the Company began an extensive renovation program of this concept, which included adding an "all-you-can-eat" buffet food bar and in-house bakery and changing the store appearance to highlight the new format. Restaurants updated to the new format have been renamed "Western Steer -- Steaks, Buffet & Bakery." For fiscal 1999, the average ticket price at the 13 Company-owned Western Steer restaurants was $6.15.

  The Prime Sirloin Concept

     In 1987, the Company acquired Prime Sirloin, Inc., a regional franchised steakhouse chain then headquartered in Morristown, Tennessee. The Company currently operates four units under the Prime Sirloin concept. As compared to the Western Steer concept, this concept features greater seating capacity and a broader offering of buffet items, resulting in a greater concentration of buffet sales. For fiscal 1999, the average ticket price at Company-owned Prime Sirloin restaurants was $6.25.

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

  Restaurant Franchising Program

     At May 3, 1999, the Company franchised 29 Western Steer, five Prime Sirloin and two Bennett's restaurants, all in accordance with standard franchise agreements. The franchise agreements executed prior to 1990 cover a term of 20 years, renewable for an additional term of 20 years, while those executed after 1990 cover ten-year terms renewable for an additional term of ten years. Royalty fees of 3.0% of the franchised restaurant's gross sales throughout the term of the agreement are payable to the Company. All of the Company's franchise agreements provide for an exclusive territory and include in-term and post-term non-compete covenants. For fiscal 1999, revenues from the Company's restaurant franchise operations were $1.3 million. No single franchisee or group of franchisees under common control comprises a significant portion of the Company's revenues. In fact, the largest franchisee contributes less than 0.1% of the Company's revenues.

  Ingredients and Purchasing

     As part of its commitment to using fresh, high-quality ingredients, the Company establishes rigid specifications for all of its meat and produce. The Company's restaurant operations currently purchase approximately 90% of their food products from one supplier. The Company believes that products of comparable quality are available, or upon short notice can be made available, from alternative suppliers.

  Quality Assurance

     The Company has adopted a number of measures to ensure strict compliance with its restaurant operating standards and procedures. Senior management monitors each restaurant by reviewing the weekly reports prepared by the general managers and staff accountants and by making regular visits to and inspections of each restaurant. Management also engages an independent service (the "mystery shopper" program) to visit each of its restaurants periodically on an anonymous basis and to submit reports to senior management focusing on factors, such as food quality, wait service and cleanliness, and to summarize the overall dining experience at each restaurant. Each restaurant manager's bonus compensation is tied directly to these anonymous mystery shopper reports. In addition, approximately 95% of the Company's restaurant managers are "serve safe" certified, a cleanliness and safety certification that is highly regarded throughout the industry.

  Restaurant Marketing and Advertising

     The Company utilizes billboard advertising for its restaurants located near interstate highways. It also uses aggressive direct local marketing campaigns, including school programs, hotel marketing and charitable and community events, to promote restaurant traffic. The Company does not advertise its restaurants in newspapers or by distributing coupons. Local advertising has been the responsibility of individual restaurant general managers and is expensed on a restaurant-by-restaurant basis.

HAM CURING OPERATIONS

     The Company currently produces cured hams and ham products for foodservice and retail grocery customers. In fiscal 1999, the Company sold almost 6.1 million pounds of ham and had revenues from ham curing operations totaling approximately $7.1 million, accounting for 2.7% of the Company's revenues. In its 55,000-square-foot curing facility in Claremont, the atmospheric conditions of traditional air curing of hams are simulated, resulting in a curing process that fully cures fresh hams in approximately 80 days. The Company cured more than 6.5 million pounds of ham during fiscal 1999. Raw hams are available from numerous sources, although the Company relies upon one supplier for 90% of its hams. The Company believes that loss of this supplier would not have a material adverse effect upon the Company.

     The Company produces whole cured hams, packaged cured ham slices, pre-portioned ham for portion control customers and various "side meat" products. A portion of ham production is sold directly to retail supermarkets under the Mom 'n' Pop's(R) brand name, primarily in North Carolina, South Carolina, Virginia, Tennessee, Alabama and Georgia. The remainder of production is sold to institutional food distributors and restaurant chains. One supermarket customer accounted for approximately 25% of cured ham sales during fiscal 1999. Sales for the Company's ham curing operations are seasonal in nature, with sales volume increases occurring during Thanksgiving, Christmas and Easter holiday seasons.

TRADEMARKS AND LICENSING

  Food Processing and Ham Curing

     Pierre, the Company's food processing subsidiary, markets products under a variety of brand names, including Pierre and Design(TM), Fast Bites(TM), Fast Choice(R) and Rib-B-Q(R). The Company's subsidiaries also market products under the Mom 'n' Pop's(R) mark. The Company regards these trademarks and service marks as having significant value in marketing their food products. Pursuant to licenses entered in fiscal 1998, Pierre began producing and marketing microwaveable Checkers, Rally's and Nathan's Famous sandwiches through its existing distribution channels in the summer of 1998. The term of each such license is subject to renewal and satisfaction of sales volume requirements. The Company's distribution rights for Rally's, Checkers and Nathan's Famous products are nationwide.

  Restaurants

     Claremont Restaurant Group, LLC, the Company's restaurant subsidiary, owns the service marks Sagebrush Steakhouse & Saloon(R), Prime Sirloin(R), Western Steer(R) and Western Steer Family Steakhouse(R) and certain related design marks, all of which are registered with the United States Patent and Trademark Office. The Company regards these marks as having significant value and as being an important factor in the marketing of the Company's various restaurant concepts.

COMPETITION

  Food Processing and Ham Curing

     The food production business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting spending habits and other demographic factors. In sales of meat products, the Company faces strong price competition from a variety of large meat processing concerns and from smaller local and regional operations, including Tyson, Zartic, Inc. and Advance Food Company. In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country. The sandwich industry is extremely fragmented, with few large direct competitors but low barriers to entry and indirect competition in the form of numerous other products. The Company's competitors in the sandwich industry include McLane Foods, Bridgford Foods Corp. and Jimmy Dean Foods.

  Restaurants

     The restaurant industry and the Company's restaurant business specifically are intensely competitive with respect to concept, price, service, location and food quality. While the Company believes that it competes for customers with a broad variety of other restaurants, there are particular restaurant chains, including Longhorn Steakhouse, Lone Star Steakhouse & Saloon, Outback Steakhouse and Logan's Road House, that have restaurant concepts very similar to the Company's. The Company endeavors to compete with other restaurants primarily on the basis of service, value, location and providing high-quality meals in a casual, family-oriented atmosphere. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.

GOVERNMENT REGULATION

     The food production and restaurant industries are subject to extensive federal, state and local government regulation.

     The Company's food processing facilities and food products are subject to frequent inspection by the USDA, FDA and other government authorities. In July 1996, the USDA issued strict new policies against contamination by food-borne pathogens and established the HACCP system. The Company is in full compliance with all FDA and USDA regulations, including HACCP standards.

     The Company's operations are governed by laws and regulations relating to workplace safety and worker health that, among other things, establish noise standards and regulate the use of hazardous chemicals in the workplace. The Company also is subject to numerous federal, state and local environmental laws. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its facilities and the land on which its facilities are or had been situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. The Company does not believe that compliance with environmental laws will have a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries.

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

EMPLOYEES

     As of March 6, 1999, the Company employed approximately 4,900 persons (approximately 2,400 full-time and 2,500 part-time). The Company has experienced no work stoppage attributed to labor disputes and considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company nevertheless engages periodically in construction and other capital improvement projects designed to expand and improve the efficiency of its facilities.

     Principal Offices. The Company currently leases 6,000 square feet of office space in Hickory, North Carolina for its principal executive offices. The Company also owns and uses a 23,000 square foot building located on a 62-acre tract in Claremont, North Carolina as the corporate office for Claremont Restaurant Group, LLC.

     Food Processing Plants. The Company produces its fully-cooked meat products, packaged sandwiches and specialty bread products at facilities it owns in Cincinnati, Ohio and Claremont, North Carolina. The Cincinnati facility occupies buildings totaling approximately 200,000 square feet. The Claremont facility occupies buildings totaling approximately 220,000 square feet.

     Restaurant Sites. The Company owns the property upon which 21 of its 67 restaurants are located, and it leases the remaining properties, generally under long-term operating leases with renewal options.

     Ham Curing Facility. The Company owns a 55,000 square foot curing facility in Claremont.

     Other Property. The Company owns various other parcels of property, consisting of raw land and closed restaurant sites that are either vacant or are leased to others. It also holds leasehold interests in various properties that are either vacant or are subleased to others. None of these properties is of material importance to the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

     Fresh Foods and its subsidiaries are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers are elected by the Company's Board of Directors and serve indefinitely at the pleasure of the Board. The following table sets forth certain information with respect to the executive officers of the Company at March 6, 1999:

                                                                                EXECUTIVE
                                                                                 OFFICER
NAME                                              POSITION                AGE     SINCE
----                                              --------                ---   ---------
Richard F. Howard..................  Chairman of the Board                49      1987
James C. Richardson, Jr. ..........  Vice Chairman of the Board, Chief    49      1987
                                       Executive Officer and Director
David R. Clark.....................  President, Chief Operating Officer   42      1996
                                     and Director
James E. Harris....................  Executive Vice President, Chief      36      1998
                                       Financial Officer, Treasurer and
                                       Secretary
L. Dent Miller.....................  President, Claremont Restaurant      65      1998
                                       Group, LLC, and Director of the
                                       Company
Norbert E. Woodhams................  President, Pierre Foods, LLC, and    53      1998
                                       Director of the Company

     Mr. Howard became a director in 1987 and has served as Chairman of the Board of Directors since 1993. Mr. Howard served as Executive Vice President of the Company from 1989 to 1993 and as Chief Financial Officer and Treasurer from 1989 to 1994.

     Mr. Richardson became a director in 1987. He is the Company's Chief Executive Officer and Vice Chairman of its Board of Directors, positions he assumed in 1993 and 1996, respectively. He has served the Company as an executive officer since 1987, including Executive Vice President from 1989 to 1993 and President from 1993 to 1996.

     Mr. Clark became a director of the Company in 1996. He is the Company's President and Chief Operating Officer, positions he assumed in 1996. From 1994 to 1996, he served as Executive Vice President and Chief Operating Officer of Bank of Granite, located in Granite Falls, North Carolina. Prior to joining Bank of Granite, Mr. Clark worked for 13 years with BB&T, a commercial bank and trust company. Mr. Clark served BB&T in various executive capacities, including President of BB&T of South Carolina during 1993 and 1994.

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

     Mr. Miller became a director in 1998. He is the President of Claremont Restaurant Group, LLC, the Company's restaurant subsidiary, having served as President, Chief Executive Officer and director of Sagebrush, Inc. from 1990 until its merger with the Company in January 1998. Mr. Miller was a Fresh Foods executive officer from 1984 to 1988 and a Fresh Foods director from 1987 to 1988 and had been in the restaurant business with the Company and its predecessors since 1978.

     Mr. Woodhams became a director in 1998. He is President of Pierre Foods, LLC, the Company's food processing subsidiary, having served in this position since the Company's acquisition of Pierre Foods in June 1998. Prior to the acquisition of Pierre by Fresh Foods, he served as President of Hudson Specialty Foods, a food processing division of Hudson, from 1994 to 1998. Upon the acquisition of Hudson by Tyson in January 1998, Mr. Woodhams became President of the Pierre Foods division. Prior to joining Hudson, Mr. Woodhams held the position of Executive Group Vice President for the Pork and Beef Division of Tyson from 1990 through 1994. He also served as President and Chief Executive Officer for Henry House/Holly Farms, a value-added processor of pork products, from 1987 to 1990.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "FOOD" ("WSMP" prior to May 8, 1998). As of May 3, 1999, the Company had approximately 1,135 shareholders based on the number of holders of record.

     The following table sets forth the quarterly high and low closing bid price quotations for the Company's common stock on the NASDAQ Stock Market. These quotations represent interdealer prices, without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions.

                                                               RANGE OF PRICES
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
Fiscal year ended February 27, 1998:
  First quarter.............................................  $12.750   $ 9.000
  Second Quarter............................................   15.750    11.875
  Third Quarter.............................................   24.500    12.500
  Fourth Quarter............................................   29.000    16.000
Fiscal year ended March 6, 1999:
  First quarter.............................................   23.750    17.250
  Second Quarter............................................   17.875     8.750
  Third Quarter.............................................    9.500     7.000
  Fourth Quarter............................................    8.375     4.250

     The closing price on May 3, 1999 was $5.6875.

     The Company has not declared a cash dividend during either fiscal 1998 or fiscal 1999. The Company's debt instruments restrict its ability to pay dividends. Regardless of the scope of such restrictions, the Company's policy is to reinvest all earnings rather than pay dividends.

     The Company has engaged Bowles Hollowell Conner & Co., a division of First Union Capital Markets Corp., to pursue strategic alternatives to enhance the market price of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial information has been derived from audited consolidated financial statements of the Company. Such financial information should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and the other financial information contained elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Fresh Foods' consolidated financial statements.

                                                               FISCAL YEAR ENDED
                                              ----------------------------------------------------
                                              MARCH 6,   FEB. 27,   FEB. 28,   FEB. 23,   FEB. 24,
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues..................................  $258,282   $157,507   $129,482   $113,179   $122,329
  Cost of goods sold........................   137,964     92,113     79,000     69,290     76,745
  Restaurant operating expenses.............    47,679     41,340     31,058     27,191     26,744
  Selling, general and administrative.......    46,737     14,049     10,414      9,957      9,810
  Depreciation and amortization.............     8,216      5,004      3,600      3,476      3,405
                                              --------   --------   --------   --------   --------
  Operating income..........................    17,686      5,001      5,410      3,265      5,625
  Interest expense, net.....................    12,401      1,762      1,868      2,163      2,068
  Other income (expense), net...............    (1,077)       739        493       (231)     1,052
  Income tax provision (benefit)............     1,713      1,728      2,010     (1,139)       575
                                              --------   --------   --------   --------   --------
  Earnings before extraordinary item........     2,495      2,250      2,025      2,010      4,034
  Extraordinary item(1).....................       (64)                  415
                                              --------   --------   --------   --------   --------
  Net earnings..............................  $  2,431   $  2,250   $  2,440   $  2,010   $  4,034
                                              ========   ========   ========   ========   ========
EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM:
  Basic.....................................  $   0.42   $   0.40   $   0.40   $   0.42   $     --
  Diluted...................................      0.41       0.37       0.37       0.41         --
OTHER DATA:
  Capital expenditures......................  $ 15,465   $ 12,592   $  9,702   $  3,970   $  3,674
BALANCE SHEET DATA:
  Working capital (deficit).................  $ 27,832   $   (497)  $  2,114   $  1,724   $   (329)
  Total assets..............................   216,989     71,656     59,571     51,994     55,502
  Total debt................................   146,940     20,918     18,208     21,109     25,898
  Shareholders' equity......................    41,152     39,227     31,348     22,328     19,339

---------------

(1) Reflects an extraordinary loss from early extinguishment of debt in the amount of $64,335 in fiscal 1999 and an extraordinary gain from early extinguishment of debt in the amount of $414,784 in fiscal 1997.
(2) See Note 12 to the Company's consolidated financial statements for an explanation of the calculation of net income per share. The Company historically has paid no dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. As detailed in Exhibit 99.1 to this Report, with respect to the Company these risks and uncertainties include: substantial leverage; restrictions imposed by the Company's debt instruments; management control; competition; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies; dependence on key personnel; and "Year 2000" issues. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

RESULTS OF OPERATIONS

     The Company's operations are classified into three business segments: food processing operations, principally fully-cooked protein and sandwich production; restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts; and ham curing operations.

     As a part of the Pierre acquisition, the Company changed its interim fiscal periods to conform with the standard food processing industry interim periods. In line with this, each quarter of the 52 week fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. In order to adopt this interim calendar, the Company's existing operations contain 53 weeks in the fiscal year ended March 6, 1999. This additional week of activity did not have a material impact on any reported line item on the consolidated statements of earnings when compared with the prior year's results.

     Results for fiscal 1997, fiscal 1998 and fiscal 1999 for each segment are shown below:

                                                                  FISCAL YEAR ENDED
                                                        --------------------------------------
                                                        MARCH 6,   FEBRUARY 27,   FEBRUARY 28,
                                                          1999         1998           1997
                                                        --------   ------------   ------------
                                                                    (IN MILLIONS)
Revenues:
  Food processing operations..........................   $149.8       $56.4          $ 48.2
  Restaurant operations...............................    101.4        91.3            70.9
  Ham curing..........................................      7.1         9.8            10.4
                                                         ------       -----          ------
          Total.......................................    258.3       157.5           129.5
                                                         ------       -----          ------
Cost of goods sold:
  Food processing operations..........................     95.2        50.5            44.0
  Restaurant operations...............................     36.6        33.0            25.2
  Ham curing..........................................      6.2         8.6             9.8
                                                         ------       -----          ------
          Total.......................................    138.0        92.1            79.0
                                                         ------       -----          ------
Restaurant operating expenses.........................     47.7        41.3            31.1
Selling, general and administrative...................     46.7        14.1            10.4
Depreciation and amortization.........................      8.2         5.0             3.6
                                                         ------       -----          ------
Operating income......................................     17.7         5.0             5.4
Other expense, net....................................    (13.5)       (1.0)           (1.4)
                                                         ------       -----          ------
Earnings before income taxes and extraordinary
  items...............................................      4.2         4.0             4.0
Provision for income taxes............................      1.7         1.7             2.0
                                                         ------       -----          ------
Earnings before extraordinary items...................      2.5         2.3             2.0
Extraordinary items...................................      (.1)                        0.4
                                                         ------       -----          ------
Net earnings..........................................   $  2.4       $ 2.3          $  2.4
                                                         ======       =====          ======

  Fiscal 1999 Compared to Fiscal 1998

     Revenues. Revenues increased by $100.8 million, or 64.0%, due to a $93.4 million (165.6%) increase in the food processing segment and a $10.1 million (11.2%) increase in the restaurant segment, which were partially offset by a $2.7 million (27.6%) decrease in the ham curing segment. The increase in food processing revenues was due to the acquisition of Pierre on June 9, 1998. The increase in restaurant revenues was due to the opening of three new Sagebrush restaurants, conversions of seven of the Company's existing buffet restaurants to the Sagebrush concept, conversions of two of the Company's franchisees to Company-owned Sagebrush restaurants and the conversion of one unaffiliated restaurant to the Sagebrush concept. The decrease in ham curing revenues was due to the loss of one large customer during fiscal 1999.

     Cost of goods sold. Cost of goods sold increased by $45.9 million, or 49.8%, due to increases in such cost in the food processing and restaurant segments, offset slightly by a decrease in such costs in the ham curing segment. Cost of goods sold in the food processing segment increased by $44.7 million (88.5%) due to the acquisition of Pierre in June 1998. As a percentage of food processing revenues, cost of goods sold in the food processing segment decreased from 89.6% to 63.6%. The decrease was due to the Company's acquisition of Pierre, which historically had a higher gross margin percentage than the existing Company food processing operations due to Pierre's position as a leader in the fully cooked food market. Cost of goods sold in the restaurant segment increased by $3.6 million (10.9%) due to the opening of thirteen additional Sagebrush restaurants. As a percentage of restaurant revenues, cost of goods sold decreased from 36.1% to 36.0% due to efficiencies realized in purchasing, distribution and inventory management, offset slightly by an increase in the costs of beef, chicken and dairy products. Cost of goods sold in the ham curing segment decreased $2.4 million (27.8%) due to lower production volume.

     Restaurant operating expenses. Restaurant operating expenses increased by $6.3 million (15.5%), primarily as a result of two factors: (1) the operation of additional restaurants in fiscal 1999; and (2) costs associated with the integration of Sagebrush operations into Fresh Foods' restaurant segment. In addition to the opening of thirteen new restaurants during fiscal 1999, the Company operated seven restaurants for all of fiscal 1999 which were opened at various times during fiscal 1998 and therefore were not open during all of fiscal 1998. As a percentage of restaurant revenues, restaurant operating expenses increased from 45.2% to 47.0% due primarily to the restaurant opening costs associated with the opening of thirteen new restaurants in fiscal 1999 as compared to the opening of seven new restaurants in fiscal 1998, increased emphasis on training and supervision throughout all restaurant concepts and costs associated with the integration of Sagebrush operations into Fresh Foods' restaurant segment.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $32.7 million (231.2%) and, as a percentage of operating revenues, increased from 8.9% to 18.1%, due to the following four factors: (1) incremental costs associated with the fiscal 1999 Pierre acquisition, specifically personnel and facilities costs of Pierre in Cincinnati; (2) additional costs associated specifically with the integration of Pierre operations into Fresh Foods' food processing segment; (3) costs associated with the integration of Sagebrush operations into Fresh Foods' restaurant segment; and (4) costs related to the administration of additional restaurants in fiscal 1999. These factors were offset by $1.9 million in cost associated with the acquisition of Sagebrush, Inc. in fiscal 1998, which did not reoccur in fiscal 1999.

     Depreciation and amortization. Depreciation and amortization increased by $3.2 million (64.2%) due to the acquisition of Pierre in June 1998 and the opening of thirteen additional Sagebrush restaurants as mentioned above. Additional depreciation of fixed assets and amortization of intangible assets associated with the Pierre acquisition increased depreciation and amortization by $1.1 million and $2.0 million, respectively. As a percentage of operating revenues, depreciation and amortization was flat at 3.2% as a result of the acquisition of Pierre, which historically required lower capital expenditures as a percentage of revenues than the existing Company operations. This was offset by the amortization of goodwill created with the Pierre acquisition.

     Operating income. Operating income increased by $12.7 million (254.0%), and increased as a percentage of revenues from 3.2% to 6.8%, due to the reasons stated above.

     Other income (expense). Net other expense increased by $12.5 million (1,250.0%) due to: (1) an increase in interest expense resulting from borrowing to finance the Pierre acquisition and the Company's recapitalization (see
"-- Liquidity and Capital Resources" below); and (2) dispositions of certain fixtures and equipment.

     Earnings before income taxes and extraordinary items. Such earnings increased approximately $230,000 (5.8%), and declined as a percentage of revenues from 2.5% to 1.6%, for the reasons stated above.

     Income tax provision. The effective tax rate for fiscal 1999 was 40.70%, as compared to 43.4% for fiscal 1998. Such rates were higher than the combined federal and state rates, primarily due to nondeductible permanent differences. See Note 8 to the Company's consolidated financial statements.

     Earnings before extraordinary items. Such earnings increased by approximately $245,000 (10.9%) for the reasons stated above.

     Extraordinary items. In fiscal 1999, the Company recorded an extraordinary loss, net of tax of approximately $64,000 due to a write-off of loan fees associated with early extinguishment of debt.

     Net earnings. Net earnings increased by approximately $181,000 (8.0%), and decreased as a percentage of revenues from 1.4% to 1.0%, for the reasons stated above.

  Fiscal 1998 Compared to Fiscal 1997

     Revenues. Revenues increased by $28.0 million, or 21.6%, due to a $20.4 million (28.8%) increase in the restaurant segment and an $8.2 million (17.0%) increase in the food processing segment, offset slightly by a $.6 million (5.5%) decrease in the ham curing segment. The increase in restaurant revenues was due to the March 1997 acquisition of fourteen restaurants from a former franchisee and the opening of seven Sagebrush restaurants during fiscal 1998, offset by the closing of six non-Sagebrush restaurants. The increase in food processing revenues was due to the introduction of a new line of home meal replacement ("HMR") products and a general increase in the volume of other food products. The decrease in ham curing revenues was due to a general decline in the ham curing market.

     Cost of goods sold. Cost of goods sold increased by $13.1 million, or 16.6%, due to increases in costs in the restaurant and food processing segments, offset slightly by a decrease in the ham curing segment. Cost of goods sold in the food processing segment increased by $6.5 million (14.8%), but decreased as a percentage of food processing revenues of that segment from 91.2% to 89.5%. The decrease was due to two principal factors: (1) a slight increase in the margins associated with the new line of HMR products; and (2) an improvement in the absorption of fixed costs. Cost of goods sold in the restaurant segment increased by $7.8 million (31.0%), and increased as a percentage of restaurant revenues from 35.5% to 36.1%, due primarily to higher beef costs in fiscal 1998. Cost of goods sold in the ham curing segment decreased by $1.2 million (12.2%), and as a percentage of ham curing revenues from 94.2% to 87.7%, due to the Company's shift to the production of higher-margin products.

     Restaurant operating expenses. Such expenses increased by $10.2 million (32.8%), primarily as a result of the operation of additional restaurants in fiscal 1998. As a percentage of restaurant revenues, restaurant operating expenses increased from 43.9% to 45.2% due primarily to the incurrence in fiscal 1998 of rental expense associated with the fourteen restaurants purchased from a former franchisee.

     Selling, general and administrative expenses. Such expenses increased by $3.7 million (35.6%) due to a $1.9 million nonrecurring cost associated with the acquisition of Sagebrush, Inc. and costs related to the operation of additional restaurants in fiscal 1998. But for the nonrecurring cost, selling, general and administrative expenses as a percentage of revenues would have declined slightly.

     Depreciation and amortization. Depreciation and amortization increased by $1.4 million (39.0%), and increased as a percentage of revenues from 2.8% to 3.2%, due to the construction of additional restaurants and the acquisition of fourteen restaurants from a former franchisee in fiscal 1998.

     Operating income. Operating income decreased by $409,000 (7.6%), and decreased as a percentage of revenues from 4.2% to 3.2%, for the reasons stated above.

     Other income (expense). Net other expense decreased by $352,000 (25.6%), due primarily to gains on the sale of excess real property in fiscal 1998.

     Earnings before income taxes and extraordinary items. Such earnings remained unchanged at $4.0 million, but declined as a percentage of revenues from 3.1% to 2.5%, for the reasons stated above.

     Income tax provision. The effective tax rate for fiscal 1998 was 43.4%, as compared to 49.8% for fiscal 1997. Such rates were higher than the combined federal and state rates, primarily due to nondeductible permanent differences. See Note 8 to the Company's consolidated financial statements.

     Earnings before extraordinary items. Such earnings increased by $225,000, or 11.1%, for the reasons stated above.

     Extraordinary items. In fiscal 1997, the Company recorded an extraordinary gain of $415,000, net of tax, due to early extinguishment of debt.

     Net earnings. Net earnings decreased by approximately $190,000, or 7.8%, and decreased as a percentage of revenues from 1.9% to 1.4%, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operating activities, the sale of debt securities and the use of the Company's revolving credit facility. Net cash provided by operating activities was $11.0 million for fiscal 1999. This compared to $7.7 million in fiscal 1998 and $6.5 million in fiscal 1997. The increase in net cash provided by operating activities for fiscal 1999 was primarily due to increased earnings (after reflecting noncash items) from the acquisition of Pierre in June 1998 and the opening of thirteen new restaurants in fiscal 1999, as previously discussed, offset by an increase in accounts receivable and inventory in Pierre, net of accounts payable. The increase from fiscal 1997 to fiscal 1998 was primarily due to the cash flow generated from the March 1997 acquisition of fourteen restaurants from a former franchisee and the opening of seven Sagebrush restaurants during fiscal 1998, offset by the closing of six less profitable non-Sagebrush restaurants. The Company had positive working capital at March 6, 1999 of $27.8 million, as compared to a working capital deficit of $497,000 at February 27, 1998 and positive working capital of $2.1 million at February 28, 1997.

     Cash flows used by investing activities were $132.6 million in fiscal 1999. The primary components of net cash used in investing activities were cash used to purchase Pierre in June 1998 and capital expenditures relating to the opening of thirteen new restaurants in fiscal 1999, as previously discussed, offset slightly by collections on notes payable to the Company and proceeds from the sale of assets. Cash acquisitions of fixed assets were $15.6 million for fiscal 1999. This compared to $12.6 million for fiscal 1998 and $9.7 million for fiscal 1997. Financing and investing activities also include noncash transactions involving capital leases for certain restaurant and food processing equipment, the result of which is to increase long-term debt and property. During fiscal 1999, fiscal 1998 and fiscal 1997, the Company acquired fixed assets (primarily operating equipment) under capital leases of approximately $15,000, $660,000 and $690,000, respectively.

     Cash flows provided by (used in) financing activities were $120.5 million, approximately ($800,000) and $2.6 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The major components of financing activities in fiscal 1999 included the issuance of $115 million principal amount of 10.75% Senior Notes Due 2006 (the "Notes") and an initial borrowing under a new five-year, $75.0 million revolving credit facility, with availability subject to a borrowing base formula. The proceeds of these financing activities were used to acquire Pierre, extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain lease obligations and repurchase 110,000 shares of the Company's common stock. During fiscal 1997, the Company entered into an agreement with a bank to provide a $6.0 million revolving credit facility, secured by a lien on inventory and receivables. Proceeds from this credit facility were used to pay off all debt of the Company existing at the time, with the exception of outstanding industrial revenue bonds and certain lease obligations. The Company also obtained construction loans from a bank in amounts of up to $1.0 million per restaurant to finance the construction of new restaurants. Borrowings under the $6.0 million revolving credit facility and all other bank debt were paid off during fiscal 1999 with proceeds from the new $75.0 million revolving credit facility.

     As of March 6, 1999, the Company had a $75.0 million revolving credit facility with a syndicate of four banks. This facility is a five-year revolving line of credit (expiring June 9, 2003) under which the Company may borrow up to an amount (including standby letters of credit up to $2.5 million) equal to the lesser of $75.0 million or a borrowing base (comprised of eligible accounts receivable, inventory, machinery and real property). Funds available under the facility may be used for working capital requirements, permitted acquisitions, permitted investments and general corporate purposes. Borrowings under the facility will bear interest at floating rates based upon the interest rate option selected from time to time by the Company.

     As of March 6, 1999, the Company had approximately $29.0 million in outstanding borrowings, $1.5 million of outstanding letters of credit under the revolving credit facility and approximately $23.1 million of additional availability under the facility. The outstanding borrowings under the revolving credit facility were used to finance part of the Pierre acquisition, restaurant conversions and construction and working capital needs of all business segments. These borrowings are classified as long-term debt on the balance sheet.

     The Company anticipates that its cash requirements, including working capital, capital expenditures and required principal and interest payments due under the revolving credit facility and interest payments due on the Notes, which represent significant liquidity requirements, will be met through a combination of funds provided by operations and borrowings under the revolving credit facility. In addition, from time to time, the Company expects to continue its practice of acquiring equipment with the proceeds of capital or operating leases as permitted under such facility.

     The Company has budgeted approximately $5.5 million for capital expenditures in its current fiscal year. These expenditures are being devoted to
(i) routine restaurant equipment and building upgrading and maintenance (approximately $ 1.0 million), (ii) the food processing segment (approximately $4.2 million) and (iii) other miscellaneous expenditures (approximately $0.3 million). The Company believes that funds from operations and funds from existing credit agreements, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for fiscal 1997, fiscal 1998 or fiscal 1999.

SEASONALITY

     The Company considers its restaurant operations to be somewhat seasonal in nature, with stronger sales during the Christmas season and spring, weaker sales during the mid-summer and late winter. Except for sales to school districts, which decline significantly during the summer and early January, there is no seasonal variation in the Company's sales of food products. The Company's food production is steady throughout the year. Sales for the Company's ham curing division are seasonal in nature, with sales volume increases occurring around the Easter, Thanksgiving and Christmas holiday seasons.

"YEAR 2000" ISSUES

     The "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year. If not addressed, computer programs that are date-sensitive may not have the ability to properly recognize dates in the year 2000 and beyond. The result could be a temporary disruption of operations and the processing of transactions.

     The Company developed a four-phase approach to addressing this problem. Phase 1 was an analysis to identify the impact and costs relating to year 2000, both in computer information systems and other equipment. Phase 2 was the creation of a comprehensive plan to address and fix any problems identified. Phase 3 is the implementation of the comprehensive plan. In Phase 4, the Company is to address any unforeseen complications or issues not previously addressed. The Company has completed Phase 1 and Phase 2.

     Phase 3, relating to the Company's systems, both information technology and non-information technology, was substantially complete at the end of calendar year 1998, with most of the systems Year 2000 compliant. Testing of compliance is continuing. Additionally, as part of Phase 3, the Company has sent Year 2000 questionnaires to vendors and other entities with which the Company conducts business in order to assess whether they are Year 2000 compliant or have adequately addressed their system conversion requirements. More than two-thirds of all vendors and other entities and substantially all major vendors and other entities receiving questionnaires from the Company have responded. The vast majority of vendors and other entities responding have done so by offering assurances that they are either currently Year 2000 compliant or have a plan in place to be Year 2000 compliant in a timely manner. The Company plans to validate readiness responses for its key relationships as it assesses its contingency planning requirements. For those vendors that have responded with substandard assurance, the Company is seeking alternative sources of supply. The Company has sent out a second inquiry to those vendors and other entities that had not responded to the initial mailing.

     The Company cannot predict how many, if any, of the responses it receives may prove later to be inaccurate or overly optimistic. The Company is continuing to develop contingency plans, which are based on its actual testing experience and an assessment of outside risks, to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. The costs to implement the Company's plan through March 6, 1999 were $254,635 and are being expensed as incurred. The estimated cost to complete Phase 3 is $115,000. These costs exclude the costs of purchasing Year 2000 compliant computer programs that would have been purchased in the ordinary course of business regardless of Year 2000 concerns. As of March 6, 1999, the Company is on schedule to complete Phase 3 by September 30, 1999.

     The Company is continuing to closely monitor adherence to the implementation plan and is currently satisfied that it will be completed in the scheduled time frame. If, however, the Company encounters unforeseen complications or issues not previously addressed in the comprehensive plan (Phase 4), then additional resources would be committed to complete the necessary conversions in the required time frame. The most reasonably likely worst case Year 2000 scenario facing the Company's food processing business is that production would be interrupted and distribution of products to customers would be delayed, resulting in revenue and profit losses until the problems could be corrected. The most reasonably likely worst case scenario relative to the restaurant business is the failure to capture individual restaurant revenues and other information electronically. The Company does not expect these events to occur and thus has no plans for handling them (other than being aware that data can be captured and accounted for temporarily by non-electronic means). Since the Company has no reason to believe that it will need to use additional (Phase 4) resources, no estimate as to their cost has been made at this time.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that an entity recognize all derivative instruments as either assets or liabilities in its balance sheet and measure those instruments at fair value. The Company will be required to adopt this new statement for its fiscal year ending March 2, 2002. Management is currently evaluating the impact of this statement.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on the types of internal costs, including payroll and interest costs, which should be capitalized relative to development of software applications. The Company will be required to adopt this new statement for fiscal 2000. The Company is in the process of evaluating this statement and does not expect any material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company owned no derivative financial instruments at March 6, 1999, February 27, 1998 or February 28, 1997. The Company holds no financial instruments of any kind for trading purposes.

     Certain of the Company's outstanding financial instruments are subject to market risks, including interest rate risk. Such financial instruments are not currently subject to foreign currency risk or commodity price risk.

     The Company's major market risk exposure is potential loss arising from changing interest rates and the impact of such changes on its long-term debt. The Company's policy is to manage interest rate risk by issuing a combination of fixed and variable rate debt in amounts and with maturities that management considers appropriate. Of the Company's long-term debt outstanding at March 6, 1999, $31.1 million principal amount was accruing interest at a variable rate. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

                                                                      MARCH 6, 1999
                                                           EXPECTED MATURITIES IN FISCAL YEARS
                                                                                        THERE-                         FAIR
                             2000       2001       2002       2003        2004          AFTER          TOTAL          VALUE
                           --------   --------   --------   --------   -----------   ------------   ------------   ------------
Long-term debt:
  Fixed rate.............  $343,752   $328,506   $ 67,631   $ 49,686   $    46,066   $115,001,539   $115,837,180   $112,387,180
  Weighted average
    interest rate........    10.41%     10.31%      9.27%      9.28%         9.28%         10.75%         10.75%
  Variable rate..........  $330,000   $330,000   $330,000   $330,000   $29,330,000   $    452,500   $ 31,102,500   $ 31,102,500
  Weighted average
    interest rate........     3.29%      3.29%      3.29%      3.29%         8.58%          3.29%          8.28%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth on pages F-1 through F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item for each of the Company's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on July 22, 1999 and is incorporated herein by reference.

     The information required by this Item for each of the Company's executive officers is contained under the caption "Executive Officers of the Registrant" in Part I, Item 4A, of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on remuneration of the Company's officers and directors is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on July 22, 1999 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on July 22, 1999 under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on July 22, 1999 under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

          The Financial Statements listed in the accompanying Index on page F-1 are filed as a part of this Report.

     2. Financial Statement Schedules

          Financial statement schedules have been omitted because they are not applicable or not required or because the required information is provided in the consolidated financial statements or notes thereto.

     3. Exhibits

          See Index to Exhibits.

(b) Reports On Form 8-K.

     A Current Report on Form 8-K was filed on February 10, 1999 announcing: (i) the authorization by the Board of Directors of a $1.5 million stock repurchase program; and (ii) the adoption of two company-funded stock purchase loan programs offering selected members of management, including directors, loans with a maximum aggregate $1.8 million principal amount to purchase the Company's Common Stock. The Company has terminated these programs.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FRESH FOODS
INDEPENDENT AUDITORS' REPORT................................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of March 6, 1999 and
     February 27, 1998......................................  F-3
  Consolidated Statements of Earnings for the Years Ended
     March 6, 1999, February 27, 1998 and February 28,
     1997...................................................  F-4
  Consolidated Statements of Shareholders' Equity for the
     Years Ended March 6, 1999, February 27, 1998 and
     February 28, 1997......................................  F-5
  Consolidated Statements of Cash Flows for the Years Ended
     March 6, 1999, February 27, 1998 and February 28,
     1997...................................................  F-6
  Notes to Consolidated Financial Statements................  F-7

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Fresh Foods, Inc.
Claremont, North Carolina

We have audited the accompanying consolidated balance sheets of Fresh Foods, Inc. (formerly WSMP, Inc.) and subsidiaries (the "Company") as of March 6, 1999 and February 27, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 6, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 6, 1999 and February 27, 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 6, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 7, 1999

                               FRESH FOODS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         AS OF
                                                              ----------------------------
                                                                MARCH 6,      FEBRUARY 27,
                                                                  1999            1998
                                                              ------------    ------------
ASSETS (NOTE 7)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,664,398    $ 2,818,071
  Marketable equity securities (at fair value; cost of
    $175,790 at February 27,1998)...........................            --        206,706
  Accounts receivable, net (Notes 3, 7 and 17 -- includes
    related party receivables of $326,147 and $181,367 at
    March 6, 1999 and February 27, 1998, respectively)......    18,565,152      5,204,700
  Notes receivable -- current, net (Note 3 and
    17 -- includes related party notes receivable of
    $986,457 and $526,592 at March 6, 1999 and February 27,
    1998, respectively).....................................     1,122,268      1,150,906
  Inventories (Notes 4 and 7)...............................    30,430,482      7,361,347
  Income tax receivable (Note 8)............................            --        872,157
  Deferred income taxes (Note 8)............................     2,722,095        424,786
  Prepaid expenses and other current assets.................       988,023        269,222
                                                              ------------    -----------
         Total current assets...............................    55,492,418     18,307,895
                                                              ------------    -----------
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 5 and 7)..........    74,999,394     45,023,793
                                                              ------------    -----------
OTHER ASSETS:
  Properties held for sale (Note 7).........................     2,086,847      1,680,993
  Trade name, net (Note 6)..................................    43,242,636             --
  Excess of cost over fair value of net assets of businesses
    acquired, net (Note 6)..................................    32,623,400      2,906,366
  Other intangible assets, net (Note 6).....................     3,520,053        829,500
  Notes receivable (Notes 3 and 17 -- includes related party notes receivable of $313,274 and $1,550,638 at March 6,
    1999 and February 27, 1998, respectively)...............       367,494      1,886,249
  Deferred income taxes (Note 8)............................            --        685,458
  Deferred loan origination fees, net.......................     4,524,753        262,828
  Other.....................................................       132,028         72,717
                                                              ------------    -----------
         Total other assets.................................    86,497,211      8,324,111
                                                              ------------    -----------
         Total Assets.......................................  $216,989,023    $71,655,799
                                                              ============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable -- banks (Note 7)...........................                  $ 5,105,144
  Current installments of long-term debt (Note 7)...........  $    673,752      2,189,401
  Trade accounts payable (Note 17 -- includes related party
    payables of $92,370 and $218,180 at March 6, 1999 and
    February 27, 1998, respectively)........................    11,255,920      6,605,893
  Income taxes payable......................................       151,366             --
  Accrued insurance.........................................     1,155,942        614,846
  Accrued interest..........................................     3,533,771         87,426
  Accrued payroll and payroll taxes.........................     4,941,033      1,960,534
  Accrued marketing and advertising.........................     1,420,580         12,000
  Accrued taxes (other than income and payroll).............     1,176,888        379,269
  Other accrued liabilities (Note 17 -- includes related
    party accrued liabilities of $185,000 at March 6,
    1999)...................................................     3,351,366      1,850,766
                                                              ------------    -----------
         Total current liabilities..........................    27,660,618     18,805,279
LONG-TERM DEBT, less current installments (Note 7)..........   146,265,928     13,623,532
DEFERRED INCOME TAXES (Note 8)..............................     1,910,468             --
COMMITMENTS AND CONTINGENCIES (Notes 9 and 15)..............
SHAREHOLDERS' EQUITY (Notes 7 and 11)
  Preferred stock -- par value $.10, authorized 2,500,000,
    no shares issued........................................            --             --
  Common stock -- par value $1, authorized 100,000,000
    shares; issued and outstanding 1999 -- 5,807,049 shares
    and 1998 -- 5,898,449 shares............................     5,807,049      5,898,449
  Capital in excess of par value............................    23,251,845     23,647,020
  Retained earnings.........................................    12,093,115      9,662,258
  Accumulated other comprehensive income....................            --         19,261
                                                              ------------    -----------
         Total Shareholders' equity.........................    41,152,009     39,226,988
                                                              ------------    -----------
         Total Liabilities and Shareholders' Equity.........  $216,989,023    $71,655,799
                                                              ============    ===========

          See accompanying notes to consolidated financial statements.

                               FRESH FOODS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                                MARCH 6,     FEBRUARY 27,   FEBRUARY 28,
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
REVENUES: (Notes 14 and 17)
  Food processing...........................................  $149,778,206   $56,387,112    $48,181,625
  Restaurant operations and franchising (Note 17 -- includes related party transactions totaling approximately
    $34,000, $315,000 and $1,004,000 in 1999, 1998 and 1997,
    respectively)...........................................   101,440,315    91,261,985     70,866,150
  Ham curing................................................     7,063,625     9,858,233     10,433,868
                                                              ------------   -----------    -----------
         Total revenues.....................................   258,282,146   157,507,330    129,481,643
                                                              ------------   -----------    -----------
COSTS AND EXPENSES:
  Cost of goods sold (Note 17 -- includes related party
    transactions totaling approximately $698,000, $429,000
    and $513,000 in 1999, 1998 and 1997, respectively)......   137,964,462    92,112,998     78,999,482
  Restaurant operating expenses (Note 17 -- includes related party transactions totaling approximately $3,248,000,
    $3,682,000 and $2,744,000 in 1999, 1998 and 1997,
    respectively)...........................................    47,679,264    41,339,871     31,057,850
  Selling, general and administrative expenses (Note
    17 -- includes related party transactions totaling
    approximately $2,744,000, $2,206,000 and $2,070,000 in
    1999, 1998 and 1997, respectively)......................    46,736,273    14,049,010     10,414,329
  Depreciation and amortization.............................     8,216,256     5,004,310      3,600,317
                                                              ------------   -----------    -----------
         Total costs and expenses...........................   240,596,255   152,506,189    124,071,978
                                                              ------------   -----------    -----------
OPERATING INCOME............................................    17,685,891     5,001,141      5,409,665
                                                              ------------   -----------    -----------
OTHER INCOME (EXPENSE):
  Other income -- (including interest) (Note 17 -- includes
    related party transactions totaling approximately
    $153,000, $146,000 and $114,000 in 1999, 1998 and 1997,
    respectively)...........................................       805,608       747,121      1,018,745
  Net gain (loss) on disposition of assets (net of
    writedowns) (Note 17 -- include gains (losses) on sales
    of assets to related parties totaling approximately
    $1,000, $710,000 and $103,000 in 1999, 1998 and 1997,
    respectively)...........................................    (1,003,554)      639,966        345,930
  Interest expense (Note 17 -- includes related party
    transactions totaling approximately $30,000, $110,000
    and $32,000 in 1999, 1998 and 1997, respectively).......   (12,400,851)   (1,762,363)    (1,867,948)
  Other expense (Note 17 -- includes related party
    transactions totaling approximately $171,000, $147,000
    and $99,000 in 1999, 1998 and 1997, respectively).......      (879,232)     (647,857)      (871,388)
                                                              ------------   -----------    -----------
         Other expense, net.................................   (13,478,029)   (1,023,133)    (1,374,661)
                                                              ------------   -----------    -----------
EARNINGS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS.......................................     4,207,862     3,978,008      4,035,004
INCOME TAX PROVISION (Note 8)...............................     1,712,670     1,728,008      2,009,999
                                                              ------------   -----------    -----------
EARNINGS BEFORE EXTRAORDINARY ITEMS.........................     2,495,192     2,250,000      2,025,005
EXTRAORDINARY GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT
  (Net of income tax benefit of $44,157 in 1999, and income
  tax provision of $251,000 in 1997) (Note 7)...............       (64,335)           --        414,784
                                                              ------------   -----------    -----------
NET EARNINGS................................................  $  2,430,857   $ 2,250,000    $ 2,439,789
                                                              ============   ===========    ===========
EARNINGS PER COMMON SHARE -- BASIC (Note 12)
  Earnings before extraordinary items.......................  $       0.42   $      0.40    $      0.40
  Extraordinary gain (loss) from early extinguishment of
    debt....................................................         (0.01)           --           0.08
                                                              ------------   -----------    -----------
         Net earnings.......................................  $       0.41   $      0.40    $      0.48
                                                              ============   ===========    ===========
EARNINGS PER COMMON SHARE -- DILUTED (Note 12) Earnings
  before extraordinary items................................  $       0.41   $      0.37    $      0.37
  Extraordinary gain (loss) from early extinguishment of
    debt....................................................         (0.01)           --           0.08
                                                              ------------   -----------    -----------
         Net earnings.......................................  $       0.40   $      0.37    $      0.45
                                                              ============   ===========    ===========

          See accompanying notes to consolidated financial statements.

                               FRESH FOODS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                        CAPITAL IN                      OTHER           TOTAL
                                             COMMON      EXCESS OF     RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                             STOCK       PAR VALUE     EARNINGS        INCOME          EQUITY
                                           ----------   -----------   -----------   -------------   -------------
BALANCE AT FEBRUARY 23, 1996.............  $2,958,538   $13,772,513   $ 5,591,489     $  5,278       $22,327,818
Comprehensive income:
  Net earnings...........................          --            --     2,439,789           --
  Unrealized gain on available for sale
    securities (net of tax of $4,742)....                                                4,781
Total comprehensive income...............                                                              2,444,570
Common stock options exercised (158,750
  shares) (Note 11)......................     158,750       561,750            --           --           720,500
Payments to and exchanges with
  shareholders related to Sagebrush, Inc.
  reorganization.........................   1,478,900    (6,475,119)           --           --        (4,996,219)
Net proceeds of Sagebrush, Inc. public
  offering (Note 1)......................     687,960    10,337,242            --           --        11,025,202
Issuance of common stock -- Sagebrush,
  Inc. (42,800 shares)...................      42,800       671,898            --           --           714,698
S Corporation dividends and
  distributions -- Sagebrush, Inc........          --            --      (888,188)          --          (888,188)
                                           ----------   -----------   -----------     --------       -----------
BALANCE AT FEBRUARY 28, 1997.............   5,326,948    18,868,284     7,143,090       10,059        31,348,381
Comprehensive income:
  Net earnings...........................          --            --     2,250,000           --
  Unrealized gain on available for sale
    securities (net of tax of $7,055)....                                                9,202
Total comprehensive income...............                                                              2,259,202
Net earnings of Sagebrush, Inc. for
  period from January 4, 1997 to February
  28, 1997 (Note 1)......................          --            --       269,168           --           269,168
Common stock options exercised (391,000
  shares) (Note 11)......................     391,000       919,700            --           --         1,310,700
Purchase of common stock (143,325
  shares)................................    (143,325)   (1,840,425)           --           --        (1,983,750)
Issuance of common stock (323,826
  shares)................................     323,826     2,599,040            --           --         2,922,866
Tax benefit of stock options exercised
  (Notes 8 and 11).......................          --     3,100,421            --           --         3,100,421
                                           ----------   -----------   -----------     --------       -----------
BALANCE AT FEBRUARY 27, 1998.............   5,898,449    23,647,020     9,662,258       19,261        39,226,988
Comprehensive income:
  Net earnings...........................          --            --     2,430,857           --
  Realized gain on sale of available for
    sale securities (net of
    reclassification adjustments and tax
    of $13,094)..........................                                              (19,261)
Total comprehensive income...............                                                              2,411,596
Common stock options exercised (15,625
  shares) (Note 11)......................      15,625        65,625            --                         81,250
Purchase of common stock (110,000
  shares)................................    (110,000)     (490,022)           --                       (600,022)
Issuance of common stock (2,975
  shares)................................       2,975        29,222            --                         32,197
                                           ----------   -----------   -----------     --------       -----------
BALANCE AT MARCH 6, 1999.................  $5,807,049   $23,251,845   $12,093,115     $     --       $41,152,009
                                           ==========   ===========   ===========     ========       ===========

          See accompanying notes to consolidated financial statements.

                               FRESH FOODS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FISCAL YEAR ENDED
                                                              ---------------------------------------------
                                                                MARCH 6,       FEBRUARY 27,    FEBRUARY 28,
                                                                  1999             1998            1997
                                                              -------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings................................................  $   2,430,857    $  2,250,000    $  2,439,789
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
Extraordinary (gain) loss on extinguishment of debt (before
  effect of income taxes) (Note 8)..........................        108,493              --        (665,646)
Depreciation and amortization...............................      8,216,256       5,004,311       3,600,317
Depreciation on properties leased to others.................        247,595         225,733         293,894
Increase (decrease) in deferred income taxes, net...........        298,617      (2,081,085)        582,224
Net (gain) loss on disposition of assets (net of
  writedowns)...............................................      1,003,555        (639,966)       (345,930)
Tax benefit of stock options................................             --       3,100,421              --
Other noncash adjustments to earnings.......................        494,023          32,269         228,199
Changes in operating assets and liabilities (net of effects
  from purchase of restaurant companies and Pierre)
  providing (using) cash:
  Receivables...............................................     (4,815,226)     (1,628,423)        192,419
  Inventories...............................................     (2,124,657)       (544,001)       (741,522)
  Income taxes refundable, prepaid expense and other
    assets..................................................        148,285        (673,905)         35,703
  Trade accounts payable and other accrued liabilities......      5,023,953       2,654,178         902,488
                                                              -------------    ------------    ------------
         Total adjustments..................................      8,600,894       5,449,532       4,082,146
                                                              -------------    ------------    ------------
         Net cash provided by operating activities..........     11,031,751       7,699,532       6,521,935
                                                              -------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of net assets of Pierre Foods......................   (119,289,571)             --              --
Proceeds from sales of assets to others.....................        363,056       2,185,787       1,208,447
Proceeds from sales of assets to related parties............         13,746       1,350,000         150,000
Decrease in related party notes receivables.................        777,499         179,452         289,913
Decrease in other notes receivables.........................        804,843         504,439         497,843
Capital expenditures to related parties.....................     (2,148,910)     (1,752,565)       (563,294)
Capital expenditures -- other...............................    (13,315,626)    (10,839,058)     (9,138,245)
Other investing activities, net.............................        111,680          14,909         (59,593)
                                                              -------------    ------------    ------------
         Net cash used in investing activities..............   (132,683,283)     (8,357,036)     (7,614,929)
                                                              -------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreement.............     29,000,000              --              --
Proceeds from issuance of long-term debt....................    115,000,000       5,894,000       8,585,000
Principal payments on long-term debt........................    (12,888,165)     (4,971,615)    (11,948,322)
Net proceeds (repayments) under short-term borrowing
  agreements................................................     (5,105,144)       (935,382)         27,776
Loan origination fees.......................................     (4,990,060)       (113,409)       (304,674)
Proceeds from issuance of common stock......................             --              --      11,472,779
S Corporation distribution dividend.........................             --              --        (888,188)
Repurchase of common stock..................................       (600,022)     (1,983,750)             --
Proceeds from exercise of stock options.....................         81,250       1,310,700         720,500
Purchase of assets related to reorganization................             --              --      (1,652,500)
Cash paid to shareholders related to reorganization.........             --              --      (3,412,902)
                                                              -------------    ------------    ------------
         Net cash provided by (used in) financing
           activities.......................................    120,497,859        (799,456)      2,599,469
                                                              -------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................................     (1,153,673)     (1,456,960)      1,506,475
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      2,818,071       4,275,031       2,489,022
                                                              -------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   1,664,398    $  2,818,071    $  3,995,497
                                                              =============    ============    ============

          See accompanying notes to consolidated financial statements.

1.  BASIS OF PRESENTATION

     Description of Business. Fresh Foods, Inc. (the "Company" or "Fresh Foods") is a vertically integrated producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the domestic foodservice market. The Company sells its products through various distribution channels under the Pierre(TM), Fast Choice([), Fast Bites(TM) and Mom 'n' Pop's([) brand names, which are widely recognized in the food industry. The Company currently produces cured hams and ham products for food service and retail grocery customers under the "Mom 'n' Pop's" brand name. In addition, the Company owns and operates 67, and franchises an additional 36, restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts.

     In May 1998, the Company, formerly known as WSMP, Inc., changed its name to "Fresh Foods, Inc." The name change had no major impact on the Company's business, other than to make it more recognizable, emphasize its corporate identity as a multi-faceted food service company and de-emphasize its identity with any particular restaurant concepts.

     Acquisition of Pierre Foods Division of Hudson Foods, Inc. On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson Foods, Inc. ("Hudson"), a wholly owned subsidiary of Tyson Foods. The acquisition was accounted for using the purchase method of accounting and the results of Pierre's operations were included in the Company's fiscal 1999 consolidated statements of earnings from the date of acquisition. The purchase price, which totaled $119.3 million including the capitalized costs of the acquisition, has been allocated to the net underlying assets based on the respective fair values. Costs associated with the acquisition totaling $1.5 million were capitalized as part of the transaction. The acquisition price is allocated as follows (in millions):

Accounts receivable.........................................  $ 8.5
Inventory...................................................   20.9
Fixed assets................................................   22.3
Trade name..................................................   44.3
Assembled work force........................................    2.9
Accounts payable............................................    5.3
Accrued liabilities.........................................    5.1
Excess of cost over fair value of net assets acquired.......   30.8

Excess purchase price over fair market value of the underlying assets was allocated to goodwill, tradenames and assembled workforce, being amortized on a straight-line basis over lives ranging from fifteen to thirty years.

     The purchase was financed by the proceeds of an offering of $115.0 million 10.75% Senior Notes Due 2006 (the "Senior Notes") and an initial borrowing under a new five-year, $75.0 million, revolving bank credit facility (the "Bank Facility"), with availability subject to a borrowing base formula. In addition, borrowings under the Bank Facility were used to extinguish all existing prior indebtedness of the Company, with the exception of outstanding industrial revenue bonds and certain capital lease obligations (Note 9).

     Following is selected unaudited pro forma combined results of operations for the years ended March 6, 1999 and February 27, 1998, assuming that the two companies had been combined for accounting purposes on March 1, 1997. All necessary adjustments based on the allocated purchase price of net assets acquired and eliminations for transactions between Fresh Foods, Inc. and Pierre Foods have been reflected in the pro forma calculations. However, the pro forma amounts are not necessarily indicative of the actual results of operations had the two companies been combined at March 1, 1997.

                                                              MARCH 6,    FEBRUARY 27,
                                                                1999          1998
                                                              --------    ------------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Total operating revenues....................................  $287,159      $268,364
Operating income............................................    18,312        12,757
Earnings (loss) before extraordinary items..................       490        (1,448)
Extraordinary loss (net of tax).............................        --          (105)
                                                              --------      --------
Net earnings (loss).........................................  $    490      $ (1,553)
                                                              ========      ========
Net earnings per common share -- basic:
Earnings before extraordinary items.........................  $    .08      $   (.26)
Extraordinary loss..........................................        --          (.01)
                                                              --------      --------
Net earnings (loss).........................................  $    .08      $   (.27)
                                                              ========      ========
Net earnings per common share -- diluted:
Earnings (loss) before extraordinary items..................  $    .08      $   (.26)
Extraordinary loss..........................................        --          (.01)
                                                              --------      --------
Net earnings (loss).........................................  $    .08      $   (.27)
                                                              ========      ========

     Corporate Reorganization. On September 5, 1998, the Company completed a reorganization, consisting of a series of stock and asset transfers, mergers and liquidations among and involving the parent corporation and its subsidiaries, designed to simplify the corporate structure. As a result of this reorganization, Fresh Foods, Inc. is a holding company with no assets or operations other than investments in its subsidiaries. All subsidiaries of Fresh Foods, Inc. are wholly owned, directly or indirectly, by Fresh Foods, Inc., and serve as subsidiary guarantors of the Bank Facility and Senior Notes and as such have unconditionally guaranteed the notes on a joint and several basis. In addition, all guarantors of the Bank Facility and Senior Notes are subsidiaries of Fresh Foods, Inc.

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

     Merger with Sagebrush, Inc. On January 30, 1998, Fresh Foods, Inc. completed a merger with Sagebrush, Inc. ("Sagebrush") through issuance of 2,264,535 shares of Fresh Foods common stock for all of the outstanding common stock of Sagebrush. Each share of Sagebrush common stock was converted into
 .3822 shares of Fresh Foods common stock. The outstanding Sagebrush employee stock options were converted at the .3822 exchange ratio into options to purchase 120,317 shares of Fresh Foods common stock.

     The merger qualifies as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined financial position, results of operations and cash flows of Sagebrush.

     Transactions between Fresh Foods and Sagebrush prior to the combination have been eliminated. Adjustments recorded to conform Sagebrush's accounting policies were immaterial, except for restaurant pre-opening costs. Prior to the consummation of the merger, Sagebrush deferred restaurant pre-opening costs and amortized these costs over 12 months. The accompanying financial statements for the periods prior to the merger have been restated to conform to Fresh Foods' policy which is to expense these costs as incurred. In addition, certain reclassifications were made to the Sagebrush financial statements to conform to Fresh Foods' presentation.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for fiscal 1998 and 1997 are as follows:

                                                               YEAR            YEAR
                                                              ENDED           ENDED
                                                           FEBRUARY 27,    FEBRUARY 28,
                                                               1998            1997
                                                           ------------    ------------
Revenues:
  Fresh Foods............................................  $104,721,605    $87,300,791
  Sagebrush..............................................    52,785,725     42,180,852
  Combined...............................................   157,507,330    129,481,643
Extraordinary Item
  Fresh Foods............................................            --        414,784
  Sagebrush..............................................            --             --
  Combined...............................................            --        414,784
Net Earnings (Loss)
  Fresh Foods............................................      (456,591)     1,120,696
  Sagebrush..............................................     2,706,591      2,112,331
  Eliminations...........................................            --       (793,238)
  Combined...............................................     2,250,000      2,439,789

     Transaction costs of approximately $1,875,000 in connection with the merger with Sagebrush, primarily for investment banking, accounting and legal fees are included in the accompanying statement of earnings for the fiscal year ended February 27, 1998.

     Sagebrush's 1998 fiscal year end was restated to conform to Fresh Food's fiscal year. A summary of fiscal year ends as restated is shown as follows:

FISCAL YEAR                                               PERIOD
-----------                                               ------
  1998.....................................  52 weeks ended February 27, 1998
  1997.....................................  53 weeks ended February 28, 1997*

---------------
* Includes results of operations and cash flows for Sagebrush for the 52 weeks ended January 3, 1997.

     A summary of Sagebrush's results of operations for the period January 4, 1997 through February 28, 1997 follows:

Restaurant operations and franchising revenue...............  $7,043,659
Operating income............................................     452,438
Net income..................................................     269,418

     In January 1996, Sagebrush completed an initial public offering of stock in which it sold 1,800,000 shares of common stock, raising $11,025,202 net proceeds. Prior to the completion of this initial public offering, Sagebrush was structured as 22 operating restaurant corporations using the name "Sagebrush Steakhouse & Saloon," and certain operations relating to a restaurant management company ("the combining companies"). In connection with this initial public offering a reorganization took place in which the combining companies either became wholly owned subsidiaries of, or transferred all of their assets to, Sagebrush. This reorganization was accounted for at historical costs in a manner similar to a pooling of interests due to the entities being under common management and control and the absence of significant monetary consideration to the related shareholders.

     Acquisition of Franchised Restaurants On March 1, 1997, the Company acquired fourteen franchised restaurants from various corporations predominantly owned by a former executive officer of the Company for a total purchase price of $3,767,500 payable as follows:

Cash........................................................  $      500
Assumption of accrued liabilities...........................  $  309,500
Assumption of long-term liabilities.........................  $  645,000
Forgiveness of note receivable..............................  $  125,000
Issuance of Common stock....................................  $2,012,500
Issuance of Promissory Note, 2 year at interest rate of
  5%........................................................  $  800,000

     As part of this transaction, 223,611 shares of common stock were issued to the selling corporations. In addition, costs associated with the acquisition totaling $64,707 were capitalized as part of the transaction. The acquisition price is allocated as follows:

Inventories.................................................  $  151,313
Fixed assets................................................  $1,203,413
Excess of cost over fair value of net assets acquired.......  $2,477,481

     In addition, existing lease agreements for eleven of the restaurant properties were assigned to the Company. Also the Company signed new lease agreements on the remaining three properties. The new leases are classified as operating leases.

     Also as part of this transaction, the former executive officer, who was also the single largest franchisee of the Company, entered into a fifteen-year non-competition agreement with the Company in exchange for 98,750 shares of common stock valued at $888,750 on the date of the agreement. (Note 6) These shares are restricted securities and their resale is subject to certain conditions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include Fresh Foods, Inc. and subsidiaries in which it has an ownership percentage greater than 50%. All significant intercompany balances and transactions have been eliminated.

     Fiscal Year. The Company reports the results of operations using a 52-53 week basis. As a result of the Pierre acquisition, described in Note 1, the Company changed its interim fiscal periods to conform with standard food processing industry interim periods. Prior to the change in interim periods the Company reported the results of operations based on a 12, 12, 12 and 16 week quarters. In order to adopt this interim calendar, the Company's existing operations contain 53 weeks in the fiscal year ended March 6, 1999, and the third quarter year to date represented 40 weeks for the fiscal year ended March 6, 1999, compared to 36 weeks for fiscal years ended February 27, 1998 and February 28, 1997. Fiscal years 1999 and 1997 represent fifty-three week periods while fiscal 1998 represents a fifty-two week period. This additional week of activity did not have a material impact on any reported line item on the consolidated statements of earnings when compared with the prior year's results.

     The Company's fiscal year ended March 6, 1999 is referred to herein as "fiscal 1999", its fiscal year ended February 27, 1998 is referred to herein as "fiscal 1998"; and its fiscal year ended February 28, 1997 is referred to herein as "fiscal 1997."

     Cash and cash equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Investments. The Company classifies its investments in debt and equity securities as available-for-sale. Securities classified as available-for-sale are carried at fair market value with unrealized gains and losses excluded from earnings but shown as a separate component of shareholders' equity. All investments at

February 27, 1998 of the Company were comprised of marketable equity securities held in broker managed accounts.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property Plant and Equipment. Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs which do not significantly extend the useful lives of assets are charged to earnings whereas additions and betterments, including interest costs incurred during construction, are capitalized. Gains and losses on dispositions are reflected in other income except for gains and losses on traded properties which are reflected in the basis of the new asset.

     Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. Property under capital leases is amortized in accordance with the Company's normal depreciation policy. Depreciation on properties leased to others is combined with other expenses related to rental income and reported as other expense.

     The Company evaluates the carrying values of its long-lived assets based on the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. For fiscal 1998 the Company recorded a pretax earnings charge of $394,000 for the writedown of buildings, machinery and equipment and furniture and fixtures. The fair value of the items considered to be impaired was determined based on information about sales and purchases of similar assets. The writedown is included in fiscal 1998 depreciation expense. Management determined that no writedown for impairment was necessary in fiscal 1999.

     Properties Held for Sale. Properties held for sale which include real properties and certain undeveloped land holdings are carried at their estimated fair value less estimated selling costs.

     Intangible Assets. Intangible assets consist of the excess of cost over the fair value of net assets of businesses acquired, trade name, assembled workforce, and covenants not to compete which are being amortized over fifteen to forty years. The Company routinely assesses recoverability of the excess cost over the assigned value of net assets acquired by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations.

     Deferred Loan Origination Fees. Deferred loan origination fees relate to fees associated with obtaining the Senior Notes and Bank Facility. These fees are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method.

     Revenue Recognition. Revenue from sales of food processing and ham curing products are recorded at the time the goods are shipped and title passes. Revenues are recognized in the restaurant segment when the earnings process is complete as evidenced by the customer payment.

     Costs and Expenses. Cost of goods sold includes the direct and indirect costs of tangible products sold by the food processing and ham curing operations and the direct costs of tangible products sold through restaurant operations. Operating expenses include additional indirect costs such as labor, insurance and occupancy costs, other than depreciation, associated with restaurant product sales and other revenues. Selling, general and administrative expenses reflect costs of marketing, selling and general administration not included in cost of goods sold or operating expenses.

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense for fiscal 1999, fiscal 1998 and fiscal 1997 was $2,731,517, $3,139,145 and $3,199,318, respectively.

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

     Franchise, Royalty and Other Fees. Initial franchise fees are recognized as revenue when substantially all of the services required of the Company by the franchise agreement have been performed, which is generally the date the franchised unit opens. At the time the Company has substantially performed all obligations for initial service relating to the restaurant, the Company recognizes the pro rata portion of the fee allocated to the option to develop that particular restaurant. Royalty and other fees are accrued as earned based on franchisees' sales.

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

     Impact of New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new statement for the fiscal year ending March 2, 2002. Management is currently evaluating the impact of this statement.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on the types of internal costs, including payroll and interest costs, which should be capitalized relative to development of software applications. The Company will be required to adopt this new statement for the fiscal year ending March 4, 2000. The Company is in the process of evaluating this statement and does not expect any material effect on the Company's financial statements.

     Reclassifications. Financial statements for fiscal 1998 and 1997 have been reclassified, where applicable, to conform to the financial statement presentation used in fiscal 1999.

3.  ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable consist of the following:

                                                              MARCH 6,      FEBRUARY 27,
                                                                1999            1998
                                                             -----------    ------------
Accounts receivable:
  Trade accounts receivable (less allowance for doubtful
     receivables of $158,790 and $30,000 in 1999 and 1998,
     respectively).........................................  $17,387,293     $4,785,503
  Franchisees (less allowance for doubtful receivables of
     $35,000 and $76,000 in 1999 and 1998, respectively)...      200,060        145,086
  Other....................................................      651,652         92,744
                                                             -----------     ----------
                                                              18,239,005      5,023,333
  Related parties (less allowance for doubtful receivables
     of $6,153 and $6,000 in 1999 and 1998, respectively)
     (See Note 17).........................................      326,147        181,367
                                                             -----------     ----------
          Total accounts receivable........................  $18,565,152     $5,204,700
                                                             ===========     ==========
Notes receivable:
  Related parties; interest rates 8.25% to 9.0% (see Note
     17)...................................................  $ 1,299,731     $2,077,230
  Less current portion.....................................      986,457        526,592
                                                             -----------     ----------
  Noncurrent notes receivable -- related parties...........      313,274      1,550,638
                                                             -----------     ----------

                                                              MARCH 6,      FEBRUARY 27,
                                                                1999            1998
                                                             -----------    ------------
  Notes receivable -- other; interest rates 9.0% to 12.5%
     (less allowance for doubtful receivables of $47,676
     and $201,723 in 1999 and 1998, respectively)..........      190,031        959,925
  Less current portion.....................................      135,811        624,314
                                                             -----------     ----------
  Noncurrent notes receivable -- other.....................       54,220        335,611
                                                             -----------     ----------
          Total noncurrent notes receivable................  $   367,494     $1,886,249
                                                             ===========     ==========

     Notes receivable have maturities ranging from fiscal 2000 to fiscal 2012 and mature as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   ----------
2000........................................................  $1,122,268
2001........................................................      25,880
2002........................................................      28,230
2003........................................................      30,795
2004........................................................      33,595
Later years.................................................     248,994
                                                              ----------
                                                              $1,489,762
                                                              ==========

4.  INVENTORIES

     A summary of inventories, by major classification, follows:

                                                      MARCH 6,      FEBRUARY 27,
                                                        1999            1998
                                                     -----------    ------------
Manufacturing supplies.............................  $ 1,299,177     $  260,371
Raw materials......................................    4,553,087      2,526,175
Work in process....................................    1,008,315      1,574,767
Finished goods.....................................   22,776,027      2,123,171
Restaurant food and supplies.......................      793,876        876,863
                                                     -----------     ----------
          Total....................................  $30,430,482     $7,361,347
                                                     ===========     ==========

5.  PROPERTY, PLANT AND EQUIPMENT

     The major components of property, plant and equipment are as follows:

                                                      ESTIMATED       MARCH 6,      FEBRUARY 27,
                                                     USEFUL LIFE        1999            1998
                                                     -----------    ------------    ------------
Land...............................................                 $  8,717,431    $ 8,067,964
Land improvements..................................  10-15 years       2,030,307      1,947,574
Buildings..........................................  20-40 years      31,003,329     20,522,287
Leasehold improvements.............................   5-20 years      10,819,557      7,596,517
Machinery and equipment............................   5-15 years      40,468,872     23,283,557
Machinery and equipment under capital leases.......   5-15 years       1,417,541      1,521,117
Furniture and fixtures.............................   5-10 years       8,591,112      7,029,614
Automotive equipment...............................    2-5 years         598,789        571,765
Construction in progress...........................                    1,544,373      1,015,258
                                                                    ------------    -----------
          Total....................................                  105,191,311     71,555,653
Less accumulated depreciation and amortization.....                   30,191,917     26,531,860
                                                                    ------------    -----------
Property, plant and equipment, net.................                 $ 74,999,394    $45,023,793
                                                                    ============    ===========

     Depreciation and amortization expense of property, plant and equipment was $6,194,802, $4,961,910 and $3,850,077 for fiscal 1999, fiscal 1998 and fiscal
1997, respectively. Accumulated depreciation applicable to property under capital leases was $516,056, $260,347 and $105,355 for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Interest costs capitalized in 1999 and 1998 associated with construction in progress were $202,629 and $58,903, respectively.

6.  INTANGIBLE ASSETS

     Trade name, excess of cost over fair value of net assets of businesses acquired and other intangible assets relate primarily to the Company's acquisition of Pierre in fiscal 1999 and the franchised restaurant acquisitions in fiscal 1997 (Note 1).

                                                      MARCH 6,      FEBRUARY 27,
                                                        1999            1998
                                                     -----------    ------------
Trade name.........................................  $44,340,000             --
Excess of cost over fair value of net assets
  acquired.........................................   34,250,980     $3,572,693
                                                     -----------     ----------
                                                      78,590,980      3,572,693
Less accumulated amortization......................   (2,724,944)      (666,327)
                                                     -----------     ----------
                                                     $75,866,036     $2,906,366
                                                     ===========     ==========

Non-compete agreement..............................  $   888,750     $  888,750
Assembled workforce................................    2,893,000             --
                                                     -----------     ----------
          Total other intangible assets............    3,781,750        888,750
Less accumulated amortization......................     (261,697)       (59,250)
                                                     -----------     ----------
Net other intangible assets........................  $ 3,520,053     $  829,500
                                                     ===========     ==========

     Management has evaluated the operations of the specific acquisition that gave rise to these intangible assets and has determined the following amortization periods are appropriate recovery periods for each intangible asset. Amortization is calculated on the straight-line basis using the following estimated useful lives:

Excess of cost over fair value of net assets acquired.......    15-40 years
Trade name..................................................       30 years
Non-compete agreement.......................................       15 years
Assembled workforce.........................................       15 years

7.  FINANCING ARRANGEMENTS

     Notes payable -- banks classified as current in fiscal 1998 consists of various notes payable to banks that were paid in fiscal 1999 as a part of the proceeds from the 10.75% Senior Notes.

     Long-term debt is comprised of the following:

                                                                MARCH 6,      FEBRUARY 27,
                                                                  1999            1998
                                                              ------------    ------------
10.75% Senior Notes, interest payable on June 1 and December
  1 of each year, maturing on June 1, 2006..................  $115,000,000
Revolving line of credit, maximum borrowings of $75.0
  million subject to a borrowing base formula, expiring June
  2003, interest at floating rate based upon interest option
  selected periodically by the Company......................    29,000,000
Variable rate Industrial Revenue Bonds maturing in 2005.....     2,102,500    $ 2,515,000
Prime plus .50% to 1.50% notes payable to banks -- paid in
  fiscal 1999...............................................            --      5,690,633
4.5% to 11.0% other notes payable -- paid in fiscal 1999....            --      2,231,481
9.25% to 11.5% capitalized lease obligations maturing 1998
  to 2004 (see Note 9)......................................       837,180      1,186,522
Notes payable to bank, interest at the bank's prime
  rate -- paid in fiscal 1999...............................            --      4,189,297
                                                              ------------    -----------
  Total.....................................................   146,939,680     15,812,933
  Less current portion......................................       673,752      2,189,401
                                                              ------------    -----------
Long-term debt, excluding current installments..............  $146,265,928    $13,623,532
                                                              ============    ===========

     The applicable prime interest rate at March 6, 1999 was 7.75%. The average rate on the revolving line of credit was 8.26% for the fiscal year ended March 6, 1999. The variable rate payable on the Industrial Revenue Bonds at March 6, 1999 was 3.29%. At March 6, 1999, the net book value of the Company's property, plant and equipment and properties held for sale pledged as collateral under the above obligations was $51,226,534.

     On June 9, 1998, the Company completed the acquisition of Pierre Foods (see
Note 1). The $119.3 million cash purchase price was financed by the proceeds of an offering of $115.0 million aggregate principal amount of the Company's 10.75% Senior Notes Due 2006 (the "Notes") and an initial borrowing under a new five-year, $75.0 million revolving line of credit, with availability subject to a borrowing base formula. Additional borrowings under the revolving line of credit were used to extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain capital lease obligations. The extinguishment of debt resulted in an extraordinary loss of $64,335 (net of income tax benefit of $44,157).

     The Senior Notes are unsecured obligations of the Company, unconditionally guaranteed on a senior unsecured basis by all existing subsidiaries of the Company.

     Under the revolving line of credit, the Company may borrow up to an amount (including standby letters of credit totaling $2.5 million) equal to the lesser of $75.0 million or a borrowing base (comprised of eligible accounts receivable, inventory, machinery and real property) for a period of five years. The unused portion of the revolving line of credit is available for working capital requirements, permitted acquisitions and general corporate purposes. Borrowings under the revolving line of credit bear interest at floating rates based upon the interest rate option selected from time to time by the Company. The borrowings are secured by a first priority security interest in substantially all of the personal property of the Company and its subsidiaries, together with all real property included in the borrowing base. In addition, the Company is required to meet certain financial covenants regarding leverage, fixed charges, capital expenditures, and restricted payments, including limited dividend restrictions.

     As of March 6, 1999 the Company had $29.0 million in outstanding borrowings and approximately $23.1 million of additional availability under the revolving line of credit. At March 6, 1999, the Company was in compliance with the financial covenants.

     During fiscal 1997, the Company recognized an extraordinary gain of $414,784, net of income taxes of $250,862, on the early extinguishment of debt. The two major life insurance companies which held the debt agreed to a discount totaling $787,651 upon the early retirement of this debt. In addition, as part of this refinancing, the Company wrote off unamortized loan costs relating to the debt totaling $73,208. Also during fiscal 1997, the Company incurred a prepayment penalty totaling $48,797 upon the early payment of a Small Business Association loan which was secured by restaurant property sold during the year.

     Long-term debt maturities, including capital leases (Note 9), subsequent to March 6, 1999, are as follows:

FISCAL YEAR                                                        AMOUNT
-----------                                                     ------------
2000........................................................    $    673,752
2001........................................................         658,505
2002........................................................         397,631
2003........................................................         379,686
2004........................................................      29,376,066
Later years.................................................     115,454,040
                                                                ------------
          Total.............................................    $146,939,680
                                                                ============

8.  INCOME TAXES

     The provision for income taxes (benefit) is summarized as follows:

                                                                YEAR ENDED
                                                ------------------------------------------
                                                 MARCH 6,     FEBRUARY 27,    FEBRUARY 28,
                                                   1999           1998            1997
                                                ----------    ------------    ------------
Current:
  Federal.....................................  $  832,400    $   478,867      $1,040,744
  Charge equivalent to tax benefit of stock
     option exercises.........................          --      3,100,421              --
  State.......................................     537,496        229,805         244,716
                                                ----------    -----------      ----------
          Total current.......................   1,369,896      3,809,093       1,285,460
                                                ----------    -----------      ----------
Deferred:
  Federal.....................................     579,341     (1,718,853)        644,948
  State.......................................    (280,724)      (362,232)         79,591
                                                ----------    -----------      ----------
          Total deferred......................     298,617     (2,081,085)        724,539
                                                ----------    -----------      ----------
          Total income tax provision
            (including income tax benefit of
            $44,157 in 1999, and income tax
            provision of $251,000 in 1997
            relating to extraordinary
            items)............................  $1,668,513    $ 1,728,008      $2,009,999
                                                ==========    ===========      ==========

     Actual provisions for income tax expense are different from amounts computed by applying a statutory federal income tax rate to earnings before income taxes. The computed amount is reconciled to total income tax expense before extraordinary item as follows:

                                          1999                      1998                      1997
                                 -----------------------   -----------------------   -----------------------
                                              PERCENT OF                PERCENT OF                PERCENT OF
                                                PRETAX                    PRETAX                    PRETAX
                                   AMOUNT      EARNINGS      AMOUNT      EARNINGS      AMOUNT      EARNINGS
                                 ----------   ----------   ----------   ----------   ----------   ----------
Computed tax at statutory
  rate.........................  $1,430,673      34.0%     $1,352,523      34.0%     $1,371,902      34.0%
Tax effect resulting from:
  State income taxes net of
     federal tax benefit.......     174,339       4.1         200,553       5.0         193,749       4.8
  Nondeductible merger
     expenses..................          --        --         385,419       9.7              --        --
  New general business credits
     (net).....................    (148,698)     (3.5)       (120,608)     (3.0)        (21,285)     (0.5)
  Meals and entertainment......     144,244       3.4          55,876       1.4          20,298       0.5
  Other permanent
     differences...............     112,112       2.7          31,510       0.8         398,409       9.9
  Reduction in valuation
     allowance.................          --        --        (119,178)     (3.0)             --        --
  Other........................          --        --         (58,087)     (1.5)         46,926       1.1
                                 ----------      ----      ----------      ----      ----------      ----
  Income tax provision.........  $1,712,670      40.7%     $1,728,008      43.4%     $2,009,999      49.8%
                                 ==========      ====      ==========      ====      ==========      ====

     The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred income tax assets and liabilities for fiscal 1999 and fiscal 1998 is as follows:

                                                    MARCH 6, 1999                          FEBRUARY 27, 1998
                                        --------------------------------------   --------------------------------------
                                          ASSETS     LIABILITIES      TOTAL        ASSETS     LIABILITIES      TOTAL
                                        ----------   -----------   -----------   ----------   -----------   -----------
Current:
  Allowance for doubtful
    receivables.......................  $   88,652   $        --   $    88,652   $  141,027   $        --   $   141,027
  Inventory...........................     908,691            --       908,691       86,582            --        86,582
  Accrued promotional expense.........     646,673            --       646,673        5,400            --         5,400
  Accrued vacation pay................     434,474            --       434,474      102,022            --       102,022
  Reserve for returns.................      41,017            --        41,017       49,047            --        49,047
  Unrealized gain on securities
    available for sale................          --            --            --           --       (11,655)      (11,655)
  Prepaid expenses....................          --      (182,903)     (182,903)          --       (15,650)      (15,650)
  VEBA costs..........................     150,598            --       150,598       68,013            --        68,013
  Accrued bonus.......................     212,740            --       212,740           --            --            --
  Accrued worker's compensation.......     252,486            --       252,486           --            --            --
  Other...............................     169,667            --       169,667           --            --            --
                                        ----------   -----------   -----------   ----------   -----------   -----------
        Total current.................   2,904,998      (182,903)    2,722,095      452,091       (27,305)      424,786
                                        ----------   -----------   -----------   ----------   -----------   -----------

                                                    MARCH 6, 1999                          FEBRUARY 27, 1998
                                        --------------------------------------   --------------------------------------
                                          ASSETS     LIABILITIES      TOTAL        ASSETS     LIABILITIES      TOTAL
                                        ----------   -----------   -----------   ----------   -----------   -----------
Noncurrent:
  Property, plant and equipment.......          --    (2,339,050)   (2,339,050)          --    (2,347,809)   (2,347,809)
  Basis write-up (reorganization).....      73,002            --        73,002      132,614            --       132,614
  Installment sales...................          --            --            --           --      (190,036)     (190,036)
  Writedown of property held for
    sale..............................          --            --            --      258,282            --       258,282
  Earnings in unconsolidated
    subsidiaries......................      24,255            --        24,255           --       (23,398)      (23,398)
  Goodwill amortization...............          --      (704,512)     (704,512)          --            --            --
  General business credit
    carryforward......................     531,798            --       531,798      373,350            --       373,350
  Alternative minimum tax credit
    carryforward......................     282,932            --       282,932      293,771            --       293,771
  Federal loss carryforward...........          --            --            --    1,682,716            --     1,682,716
  Pre-acquisition (SRLY) loss
    carryforward......................          --            --            --       57,184            --        57,184
  State loss carryforward.............     602,580            --       602,580      830,257            --       830,257
  Less valuation allowance............    (381,473)           --      (381,473)    (381,473)           --      (381,473)
                                        ----------   -----------   -----------   ----------   -----------   -----------
        Total noncurrent..............   1,133,094    (3,043,562)   (1,910,468)   3,246,701    (2,561,243)      685,458
                                        ----------   -----------   -----------   ----------   -----------   -----------
        Total current and
          noncurrent..................  $4,038,092   $(3,226,465)  $   811,627   $3,698,792   $(2,588,548)  $ 1,110,244
                                        ==========   ===========   ===========   ==========   ===========   ===========

     As of March 6, 1999, state operating loss carryovers of approximately $16,000,000 are available to offset future state taxable income. The carryover periods range from five to twenty years, which will result in expirations of varying amounts beginning in fiscal 2000 and continuing through fiscal 2019.

     A valuation allowance has been established due to the uncertainty of realizing the state operating loss carryovers.

9.  LEASED PROPERTIES

     The company operates certain machinery and equipment under leases classified as capital leases. The machinery and equipment leases have original terms ranging from one to eight years. The assets covered under these leases have carrying values of $1,022,457 and $1,260,770 at March 6, 1999 and February 27, 1998, respectively.

     Certain land and restaurant locations occupied by the Company and machinery and equipment are under operating leases with terms that are effective for varying periods until 2012, except for one land lease which expires in 2022. Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee. In addition, most of these leases contain terms that provide for scheduled increases in base rents and certain leases contain provisions providing for contingent rentals based on a percentage of gross sales. Leases with related parties are discussed in Note 17.

     At March 6, 1999, minimum rental payments required under operating and capital leases are summarized as follows:

                                            OPERATING LEASES
                              --------------------------------------------
                                                   MINIMUM
                                  MINIMUM         SUBLEASE                   CAPITAL
FISCAL YEAR                       PAYMENTS        RECEIPTS        TOTAL       LEASES       TOTAL
-----------                   ----------------   -----------   -----------   --------   -----------
  2000......................    $ 4,234,459      $  (235,000)  $ 3,999,459   $419,123   $ 4,418,582
  2001......................      3,984,346         (169,000)    3,815,346    361,629     4,176,975
  2002......................      3,667,056         (169,000)    3,498,056     79,659     3,577,715
  2003......................      3,039,162         (169,000)    2,870,162     56,640     2,926,802
  2004......................      2,539,699         (169,000)    2,370,699     48,242     2,418,941
  Later years...............      6,601,289         (422,583)    6,178,706      1,563     6,180,269
                                -----------      -----------   -----------   --------   -----------
Total minimum lease
  payments..................    $24,066,011      $(1,333,583)  $22,732,428    966,856   $23,699,284
                                ===========      ===========   ===========              ===========
Less amount representing
  interest..................                                                  129,676
                                                                             --------
Present value of minimum
  lease payments under
  capital leases (see Note
  7)........................                                                 $837,180
                                                                             ========

     Rental expense under operating leases charged to earnings is as follows:

                                                  MARCH 6,     FEBRUARY 27,    FEBRUARY 28,
                                                    1999           1998            1997
                                                 ----------    ------------    ------------
Real estate....................................  $3,664,244     $3,672,552      $2,475,103
Less sublease rentals..........................    (343,557)      (206,215)       (199,760)
Equipment......................................     756,434        338,915         304,817
                                                 ----------     ----------      ----------
          Total................................  $4,077,101     $3,805,252      $2,580,160
                                                 ==========     ==========      ==========

Real estate rental expenses includes contingent rentals of $396,061, $188,690 and $197,760 for fiscal 1999, 1998 and 1997, respectively.

10.  EMPLOYEE BENEFITS

     On March 1, 1994, Fresh Foods established an employee stock purchase plan through which employees, after meeting minimum eligibility requirements, may contribute up to 10% of their base earnings toward the purchase of Fresh Foods' common stock. The plan provides that Fresh Foods will make matching contributions of 25% of the employee's contribution. Participation in the plan is voluntary and all contributions of Fresh Foods are funded monthly and vest immediately. Fresh Foods' contributions to the plan totaled $13,275, $19,260 and $12,569 in fiscal 1999, 1998 and 1997, respectively.

     Fresh Foods also maintains a 401(k) Retirement Plan for its employees. The plan provides that Fresh Foods will make a matching contribution of up to 25% of an employee's voluntary contribution, limited to the lesser of 8% of that employee's annual compensation or $10,000 for fiscal 1999. Fresh Foods' contributions to that plan were $78,241, $86,360 and $77,132 in fiscal 1999, 1998 and 1997, respectively.

     On June 9, 1998, Fresh Foods acquired Pierre as a wholly owned subsidiary. Pierre maintains a 401(k) Retirement Plan for its employees. The plan provides that Pierre Foods will make a matching contribution of up to 50% of an employee's voluntary contribution, limited to the lesser of 4% of that employee's annual compensation or $10,000 for fiscal 1999. Pierre Foods' contributions to that plan were $201,742 in fiscal year 1999.

     Fresh Foods also provides employee health insurance benefits to its employees, through a Voluntary Employee Beneficiary Association (VEBA) which are partially funded by Fresh Foods. During fiscal 1999, 1998 and 1997, contributions to these plans were $2,499,266, $714,007 and $555,648, respectively.

11.  CAPITAL STOCK

STOCK OPTIONS

     The Company's 1987 Incentive Stock Option Plan, as amended, provides for the issuance of up to 625,000 shares of the Company's common stock to key employees, including officers and directors of the Company. The Company may grant Incentive Stock Options ("ISOs") or nonqualified stock options to eligible employees. Stock options granted under this plan have terms of ten years, vest evenly over five years, and are assigned an exercise price of not less than the fair value on the date of grant.

     The Company's 1987 Special Stock Option Plan, as amended, provides for the issuance of up to 625,000 shares of the Company's common stock to key management employees, including officers and directors of the Company. All options granted under this Plan are nonqualified stock options. Stock options granted under this plan have terms of ten years, vest immediately, and are assigned an exercise price of not less than the fair value on the date of grant.

     Fresh Foods assumed the Sagebrush 1995 Stock Option Plan, which provided 314,801 shares of Sagebrush's common stock to key management employees, including former officers of Sagebrush. All options granted under this plan are nonqualified stock options.

     The Company's 1997 Incentive Stock Option Plan, as amended, provides for the issuance of up to 1,000,000 shares of the Company's common stock to key employees, including officers and directors of the Company. The Company may grant Incentive Stock Options ("ISOs") or nonqualified stock options to eligible employees. Stock options granted under this plan have terms of ten years, vest evenly over five years, and are assigned an exercise price of not less than the fair value on the date of grant.

     The Company's 1997 Special Stock Option Plan, as amended, provides for the issuance of up to 1,500,000 shares of the Company's common stock to key management employees, including officers and directors of the Company. All options granted under this Plan are nonqualified stock options. Stock options granted under this plan have terms of ten years, vest immediately, and are assigned an exercise price of not less than the fair value on the date of grant.

     During fiscal 1999, the Company repriced certain of its outstanding options to $10.50, the fair market value on the date of repricing. All options with an exercise price in excess of $10.50 were repriced.

     A summary of the changes in shares under option and the weighted-average exercise prices for these Plans follows:

                                             INCENTIVE STOCK           SPECIAL STOCK
                                              OPTION PLANS              OPTION PLANS
                                          ---------------------    ----------------------
                                                       WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE
                                                       EXERCISE                  EXERCISE
                                           SHARES       PRICE        SHARES       PRICE
                                          ---------    --------    ----------    --------
Balance at February 23, 1996............    196,875     $ 4.82        562,500     $ 3.41
  Forfeited or cancelled................    (20,893)     14.60             --         --
  Issued................................    198,103      18.84         50,000       5.88
  Exercised.............................    (33,750)      4.31       (125,000)      4.60
                                          ---------                ----------
Balance at February 28, 1997............    340,335      12.43        487,500       3.36
  Forfeited or cancelled................    (51,662)     14.40             --         --
  Issued................................    157,566      15.81        875,000      16.00
  Exercised.............................    (78,500)      4.63       (312,500)      3.03
                                          ---------                ----------
Balance at February 27, 1998............    367,739      11.92      1,050,000      13.99
  Forfeited or cancelled*...............   (617,285)     15.47     (1,075,000)     16.00

                                             INCENTIVE STOCK           SPECIAL STOCK
                                              OPTION PLANS              OPTION PLANS
                                          ---------------------    ----------------------
                                                       WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE
                                                       EXERCISE                  EXERCISE
                                           SHARES       PRICE        SHARES       PRICE
                                          ---------    --------    ----------    --------
  Issued*...............................  1,077,969      11.93      1,275,000      11.36
  Exercised.............................    (15,625)      5.20             --         --
                                          ---------                ----------
Balance at March 6, 1999................    812,798       9.37      1,250,000       9.50
                                          =========                ==========

---------------
* Includes 584,402 Incentive Stock Options and 1,075,000 Special Stock Options repriced on August 27, 1998.

     The weighted average exercise prices for the options outstanding at March 6, 1999 are equivalent to the exercise prices listed in the table below. A summary of the range of exercise prices and remaining contractual life for options outstanding under each Plan at March 6, 1999 is as follows:

                                                                                   AVERAGE
                                       EXERCISE      SHARES         SHARES       CONTRACTUAL
                                        PRICE      OUTSTANDING    EXERCISABLE       LIFE
                                       --------    -----------    -----------    -----------
Incentive Stock Option Plan..........   $ 5.20         56,500         39,625      72 months
                                        $ 5.88         50,000         20,000      88 months
                                        $10.50        633,298         60,091     108 months
                                        $ 5.13         65,500             --     118 months
                                        $ 5.75          7,500             --     119 months

Special Stock Option Plan............   $ 2.90         12,500         12,500      22 months
                                        $ 3.20        112,500        112,500      32 months
                                        $ 5.88         50,000         50,000      88 months
                                        $10.50      1,075,000      1,075,000     108 months

     Fresh Foods applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation relating to options granted in fiscal 1999, 1998 and 1997 since the exercise price of the option approximated the fair market value on the date of grant. Had compensation for stock options granted been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per common share amounts for fiscal 1999, 1998 and 1997 would approximate the following pro forma amounts:

                                                              YEAR ENDED
                            ------------------------------------------------------------------------------
                                 MARCH 6, 1999            FEBRUARY 28, 1997          FEBRUARY 27, 1998
                            -----------------------   -------------------------   ------------------------
                            AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA    AS REPORTED   PRO FORMA
                            -----------   ---------   -----------   -----------   -----------   ----------
Net earnings (loss).......  $2,430,857     208,968    $2,250,000    $(2,857,510)  $2,439,789    $2,203,033
Earnings (loss) per common
  share -- basic..........        0.41        0.04          0.40          (0.51)        0.48          0.43
Earnings (loss) per common
  share -- diluted........        0.40        0.03          0.37          (0.47)        0.45          0.40
Weighted average fair
  value of the options....                    5.18                         9.08                       3.90

     The fair value of options granted under Fresh Foods' and Sagebrush's stock option plans during fiscal 1999, 1998 and 1997 were estimated on the date of grant using the Black-Scholes option pricing model.

     The weighted-average assumptions used were as follows:

                                        MARCH 6, 1999           FEBRUARY 27, 1998         FEBRUARY 28, 1997
                                   -----------------------   -----------------------   -----------------------
                                   FRESH FOODS   SAGEBRUSH   FRESH FOODS   SAGEBRUSH   FRESH FOODS   SAGEBRUSH
                                   -----------   ---------   -----------   ---------   -----------   ---------
Dividend yield...................       --           --           --           --           --           --
Expected volatility..............     66.6%        66.6%        44.2%        25.0%        44.2%        25.0%
Risk free interest rate..........      5.0%         5.0%         6.7%         6.5%         6.7%         6.5%
Expected lives...................      3.5          3.5          6.0          4.5          6.0          4.5

     Contributed capital increased $3,100,421 in fiscal 1998 representing the income tax benefits the Company realized from stock options exercised during fiscal 1998.

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

     On August 28, 1997, the Fresh Foods Board declared a dividend distribution of one Right for each share of Fresh Foods common stock to Fresh Foods shareholders of record at the close of business on September 10, 1997. Each Right entitles the record holder to purchase from Fresh Foods one one-hundredth of a share of Junior Participating Preferred Stock, Series A, of Fresh Foods at a purchase price of $30. The Rights are attached to the Fresh Foods common stock and are not exercisable except under the limited circumstances set forth in the Rights Agreement relating to the acquisition of, or the commencement of a tender offer for, 15% or more of the Fresh Foods common stock. The Rights may be redeemed at a price of $.001 per Right by Fresh Foods any time prior to any person or group acquiring 15% or more of Fresh Foods common stock and will expire on September 10, 2007. Until the Rights separate from Fresh Foods common stock, each newly-issued share of such common stock will have a Right attached. The Rights do not have voting or dividend rights.

PREFERRED STOCK

     The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of ten cents per share in one or more series. All rights and preferences of each series are to be established by the Company prior to issuance. There are no issues of this class of stock outstanding as of March 6, 1999.

12.  EARNINGS PER SHARE

     Basic earnings per share (EPS) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effects of common stock equivalents. Following is a reconciliation between basic and diluted earnings per share before extraordinary gains (losses) from early extinguishment of debt:

                                                  EARNINGS BEFORE
                                                   EXTRAORDINARY                  PER SHARE
                                                       ITEM           SHARES       AMOUNT
                                                  ---------------    ---------    ---------
YEAR ENDED MARCH 6, 1999
Earnings per common share -- basic..............    $2,495,192       5,898,839      $0.42
Stock-based compensation awards.................            --         160,777      (0.01)
                                                    ----------       ---------      -----
Earnings per common share -- diluted............    $2,495,192       6,059,616      $0.41
                                                    ==========       =========      =====
YEAR ENDED FEBRUARY 27, 1998
Earnings per common share -- basic..............    $2,250,000       5,653,988      $0.40
Stock-based compensation awards.................            --         463,045      (0.03)
                                                    ----------       ---------      -----
Earnings per common share -- diluted............    $2,250,000       6,117,033      $0.37
                                                    ==========       =========      =====
YEAR ENDED FEBRUARY 28, 1997
Earnings per common share -- basic..............    $2,025,005       5,135,352      $0.40
Stock-based compensation awards.................            --         316,564      (0.03)
                                                    ----------       ---------      -----
Earnings per common share -- diluted............    $2,025,005       5,451,916      $0.37
                                                    ==========       =========      =====

13.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                  MARCH 6, 1999
                                                         -------------------------------
                                                         CARRYING AMOUNT     FAIR VALUE
                                                         ---------------    ------------
ASSETS:
  Cash and cash equivalents............................   $  1,664,398      $  1,664,398
  Accounts receivable..................................     18,565,152        18,565,152
  Notes receivable.....................................      1,489,762         1,489,762
LIABILITIES:
  Accounts payable.....................................     11,255,920        11,255,920
  Long-term debt (excluding capital leases)............    146,102,500       142,652,500

                                                                FEBRUARY 27, 1998
                                                         -------------------------------
                                                         CARRYING AMOUNT     FAIR VALUE
                                                         ---------------    ------------
ASSETS:
  Cash and cash equivalents............................   $  2,818,071      $  2,818,071
  Accounts receivable..................................      5,204,700         5,204,700
  Notes receivable.....................................      3,037,155         2,953,434
LIABILITIES:
  Accounts payable.....................................      6,605,893         6,605,893
  Short-term debt......................................      5,105,144         5,105,144
  Long-term debt (excluding capital leases)............     14,626,411        14,621,667

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

14.  MAJOR BUSINESS SEGMENTS

     The Company operates in three business segments: food processing operations, restaurant operations and ham curing operations.

     Food Processing: Pursuant to the acquisition of Pierre, the Company produces beef, poultry and pork products that typically are custom-developed to meet specific customer requirements. These products are (i) sold to foodservice customers such as restaurant chains, schools and healthcare providers, (ii) sold through various distribution channels, including warehouse clubs and grocery stores, or (iii) combined with specialty breads to produce microwaveable sandwiches that are sold through other foodservice channels such as convenience stores, vending machines, warehouse clubs and grocery stores. Prior to the acquisition of Pierre, the Company produced a variety of biscuits, yeast rolls and other flour-based products, sold primarily under the "Mom 'n' Pop's" brand name to institutional buyers, vending companies, delicatessens and supermarkets. The inclusion of Pierre's operations in fiscal 1999 (see Note 1) results in increases in every revenue and expense category compared with prior years results for the comparable periods.

     Restaurants: The Company's restaurant operations are located primarily in smaller cities and suburban areas in the southeastern United States, a market niche where the primary competitors are economy steakhouses. At March 6, 1999, the Company owned and operated 48 Sagebrush steakhouse restaurants, which provide moderately priced, full-service casual dining in an entertaining, family-oriented atmosphere. The Company also owned and operated 13 Western Steer and four Prime Sirloin restaurants, which are more mature family steakhouses using the "buffet and bakery" format, and one Bennett's barbecue-style restaurant. In addition, as part of its restaurant operations, the Company franchised 29 Western Steer and five Prime Sirloin restaurants, and sub-franchised two Bennett's restaurants, all in accordance with standard franchise agreements.

     Ham Curing: The Company produces whole cured hams, packaged cured ham slices, pre-portioned ham for portion control customers, and various "side meat" products. A portion of ham production is sold directly to retail supermarkets under the "Mom 'n' Pop's" brand name, primarily in North Carolina, South Carolina, Virginia, Tennessee, Alabama and Georgia. The remainder of production is sold to institutional food distributors and restaurant chains.

     The following sets forth certain information about the Company's operating segments:

                                         FOOD         RESTAURANT         HAM
                                      PROCESSING      OPERATIONS       CURING          TOTAL
                                     ------------    ------------    -----------    ------------
1999:
  Revenues from external
     customers.....................  $149,778,206    $101,440,315    $ 7,063,625    $258,282,146
  Intersegment revenues(1).........            --              --         25,532          25,532
  Depreciation and amortization....     4,450,616       3,314,900        340,966       8,106,482
  Segment profit...................    18,183,964       8,017,983        (87,556)     26,114,391
  Segment assets...................   150,857,914      30,250,673      4,012,412     185,120,999
  Expenditures for capital
     assets........................    23,789,566      10,880,593        498,290      35,168,449

                                         FOOD         RESTAURANT         HAM
                                      PROCESSING      OPERATIONS       CURING          TOTAL
                                     ------------    ------------    -----------    ------------
1998:
  Revenues from external
     customers.....................  $ 56,387,112    $ 91,261,985    $ 9,858,233    $157,507,330
  Intersegment revenues(1).........            --              --        247,716         247,716
  Depreciation and amortization....     1,185,006       3,389,487        271,149       4,845,642
  Segment profit...................     3,047,131       9,273,696        390,518      12,711,345
  Segment assets...................    20,651,963      38,660,911      2,650,509      61,963,383
  Expenditures for capital
     assets........................     3,026,217      12,178,573        371,058      15,575,848
1997:
  Revenues from external
     customers.....................  $ 48,181,625    $ 70,866,150    $10,433,868    $129,481,643
  Intersegment revenues (1)........            --              --        257,134         257,134
  Depreciation and amortization....     1,024,465       2,199,189        234,900       3,458,554
  Segment profit (loss)............     2,181,306       9,301,034       (336,118)     11,146,222
  Segment assets...................    18,743,758      27,746,944      3,350,858      49,841,560
  Expenditures for capital
     assets........................     1,457,256       9,207,775         86,126      10,751,157

---------------
(1) Intersegment sales are recorded on prevailing prices and relate solely to the food processing and ham curing segments.

                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Revenues:
  Total revenues from reportable segments........  $258,307,678    $157,755,046    $129,738,777
  Elimination of intersegment revenues...........       (25,532)       (247,716)       (257,134)
                                                   ------------    ------------    ------------
          Total consolidated revenues............  $258,282,146    $157,507,330    $129,481,643
                                                   ============    ============    ============
Profit or Loss:
  Total profit or loss for reportable segments...  $ 26,114,391    $ 12,711,345    $ 11,146,222
  Corporate expenses.............................    (8,233,991)     (7,710,204)     (5,736,557)
  Interest expense...............................   (12,400,851)     (1,762,363)     (1,867,948)
  Other profit or loss...........................    (1,271,687)        739,230         493,287
                                                   ------------    ------------    ------------
          Earnings before income taxes and
            extraordinary items..................  $  4,207,862    $  3,978,008    $  4,035,004
                                                   ============    ============    ============
Assets:
  Total assets for reportable segments...........  $185,120,999    $ 61,963,383    $ 49,841,560
  Corporate assets...............................    31,868,024       9,692,416       9,729,570
                                                   ------------    ------------    ------------
          Consolidated total.....................  $216,989,023    $ 71,655,799    $ 59,571,130
                                                   ============    ============    ============


                                                     SEGMENT                       CONSOLIDATED
                                                      TOTALS        CORPORATE         TOTAL
                                                   ------------    ------------    ------------
Other Significant Items:
1999:
  Expenditures for capital assets................  $ 35,168,449    $    777,027    $ 35,945,476
  Depreciation and amortization..................     8,106,482         109,774       8,216,256
1998:
  Expenditures for capital assets................  $ 15,575,848    $    172,006    $ 15,747,854
  Depreciation and amortization..................     4,845,642         158,668       5,004,310
1997:
  Expenditures for capital assets................  $ 10,751,157    $    432,611    $ 11,183,768
  Depreciation and amortization..................     3,458,554         141,763       3,600,317

     Significantly all revenues and long-lived assets are derived and reside in the United States.

     During fiscal 1999, subsequent to the Company's acquisition of Pierre Foods, no single customer accounted for more than 10% of segment sales or total operating revenues.

15.  COMMITMENTS AND CONTINGENCIES

     The Company provides two secured letters of credit in the amounts of $500,000 and $350,000 and two unsecured letters of credit for $700,000 and $450,000 to its insurance carrier for outstanding and potential worker's compensation and general liability claims.

     The Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.

16.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes is as follows:

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Interest.......................................  $8,954,506    $1,621,404    $1,933,528
Income taxes net...............................     346,372    $2,211,998    $1,911,308

     The Company received accounts and notes receivable totaling $1,110,000, $355,000 from the sale of property, plant and equipment in fiscal 1998 and 1997, respectively.

     The Company acquired machinery and equipment totaling $14,912, $660,662 and $694,298 through capital leases or debt during 1999, 1998 and 1997, respectively. In fiscal 1997, the Company purchased a restaurant property by exchanging land with a book value of $260,236 and assuming a note payable in the amount of $527,695.

     As discussed in Note 1, on March 1, 1997, the Company acquired fourteen franchise restaurants through the issuance of common stock and assumption of liabilities. The purchase price was allocated to inventory and supplies in the amount of $151,313, property and equipment in the amount of $1,203,413, and excess of cost over fair value of net assets acquired in the amount of $2,477,481.

     Accounts receivable from certain franchisees totaling $23,074 and $84,762 in fiscal 1998 and 1997, respectively, were converted into notes receivable.

     In fiscal 1997, the Company issued common stock in exchange for cash and a note receivable totaling $78,388 and $705,493, respectively.

17.  TRANSACTIONS WITH RELATED PARTIES

     Related party transactions during fiscal 1999, 1998 and 1997 arose in connection with the following relationships:

     Certain current and past officers, directors and principal shareholders of the Company had ownership interests in franchisee companies during fiscal 1999, 1998 and 1997. Total franchise, royalty and other fees from related party franchise companies were approximately $34,000, $315,000, and $1,004,000 during fiscal 1999, 1998 and 1997, respectively.

     Immediate family members of a current director have ownership interests in companies from which the Company purchases restaurant equipment, furnishings and supplies. Purchases from these companies totaled approximately $2,555,000, $1,753,000, and $1,348,000 during fiscal 1999, 1998 and 1997, respectively.

     The Company obtains public relations, investor relations and graphic design services from a marketing services company that is owned by a current director. Payments for these services totaled approximately $529,000, $393,000, and $355,000 during fiscal 1999, 1998 and 1997, respectively.

     The Company maintains comprehensive insurance coverage through an insurance agency whose owner is a principal shareholder of the Company. Payments made to this agency totaled approximately $2,267,000, $2,221,000, and $1,822,000 in fiscal 1999, 1998 and 1997, respectively.

     Under a contract with a management services company owned by certain officers and directors, the Company receives general management services, which include, among other things, the review and supervision of financing and the provision of real estate services and strategic planning services. Management fees paid under this contract are in lieu of salary compensation for certain of the Company's senior executives. During fiscal 1999, 1998 and 1997, the amount paid annually under this contract was $1,500,000. In addition, during fiscal 1999 the company paid a bonus of $375,000 to the management services company for one of the senior executives.

     The Company has leasing agreements with certain related individuals and with certain corporations in which the Company's principal shareholders have a substantial ownership interest. Total payments under such leasing agreements were approximately $1,848,000, $1,804,000, and $1,081,000 during fiscal 1999,
1998 and 1997, respectively.

     During fiscal 1997, the Company sold a restaurant property to an individual who is an executive officer and principal shareholder of the Company at a price of $150,000, resulting in a gain of $103,000. During 1998, the Company sold an 80% consolidated subsidiary to the same individual for a price of $160,000, giving the Company a gain of $78,000. During 1998, the Company sold its 50% interests in two equity affiliates to the other owner for prices of $272,000 and $235,000, respectively, resulting in gains of $22,000 and $12,000, respectively.

     During fiscal 1997, the Company sold certain restricted equity securities of Sagebrush common stock to a corporation which is owned by two principal shareholders and executive officers of the Company for cash totaling $78,388 and an 8.5% demand note in the amount of $705,493. The promissory note is supported by personal guarantees received from the two principal shareholders and executive officers.

     Two current directors have direct and indirect interests in companies with which product licensing agreements have been signed. Under the terms of the agreements, Fresh Foods can produce and market certain products under brand names owned by the other companies in exchange for royalty payments. Production of these products began in mid-fiscal 1999, and royalties paid during the current fiscal year totaled $78,000.

     Related party accounts receivable arise in the ordinary course of business and relate to unpaid franchise, royalty and other fees. Notes receivable from related parties relate primarily to notes generated from the sales of assets. Related party accounts payable relate to transactions in the normal course of business with related individuals and corporations as described above.

     Related party receivables and payables are as follows:

                                                                 1999          1998
                                                              ----------    ----------
Accounts receivable.........................................  $  326,147    $  181,367
Notes receivable (interest rates ranging from 8.25% to
  12.5%, Payable over 1 to 15 years)........................   1,299,731     2,077,230
Accounts payable............................................      92,370       218,180
Accrued liabilities.........................................     185,000            --

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             QUARTERS ENDED
                                        --------------------------------------------------------
                                          5/22/98        9/5/98         12/5/98       3/6/99(1)
                                        -----------    -----------    -----------    -----------
Operating revenues....................  $34,899,127    $77,631,553    $73,230,297    $72,521,169
Gross profit..........................  $ 5,166,518    $21,879,382    $22,134,038    $23,458,482
Pretax earnings (loss) before
  extraordinary item..................  $   544,154    $  (468,035)   $ 2,136,508    $ 1,995,235
Income tax provision (benefit)........  $   205,146    $  (175,460)   $   899,309    $   783,675
Extraordinary loss (net of tax).......  $        --    $   (66,181)   $        --    $     1,846
Net earnings (loss)...................  $   339,008    $  (358,756)   $ 1,237,199    $ 1,213,406
Earnings (loss) from continuing
  operations per common
  share -- basic......................  $      0.06    $     (0.06)   $      0.21    $      0.21
Earnings (loss) from continuing
  operations per common
  share -- diluted....................  $      0.05    $     (0.06)   $      0.21    $      0.21

                                                             QUARTERS ENDED
                                        --------------------------------------------------------
                                          5/23/97        8/15/97        11/7/97      2/27/98(1)
                                        -----------    -----------    -----------    -----------
Operating revenues....................  $36,266,273    $39,476,070    $35,703,042    $46,061,945
Gross profit..........................  $ 6,180,748    $ 6,502,510    $ 5,926,837    $ 1,987,925
Pretax earnings (loss)................  $ 1,622,058    $ 2,178,172    $ 1,874,232    $(1,696,455)
Income tax provision (benefit)........  $   620,047    $   823,710    $   705,022    $  (420,770)
Net earnings (loss)...................  $ 1,002,011    $ 1,354,462    $ 1,169,211    $(1,275,684)
Earnings (loss) from continuing
  operations per common
  share -- basic......................  $      0.18    $      0.24    $      0.20    $     (0.22)
Earnings (loss) from continuing
  operations per common
  share -- diluted....................  $      0.17    $      0.22    $      0.19    $     (0.22)

---------------
(1) There were no material fourth quarter adjustments in fiscal 1999 or fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Fresh Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRESH FOODS, INC.

                                          By:      /s/ DAVID R. CLARK
                                            ------------------------------------
                                                       David R. Clark
                                                         President

Dated: June 7, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fresh Foods, Inc., in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                /s/ RICHARD F. HOWARD                  Chairman of the Board               June 7, 1999
-----------------------------------------------------
                  Richard F. Howard

            /s/ JAMES C. RICHARDSON, JR.               Vice Chairman of the Board          June 7, 1999
-----------------------------------------------------    (Principal Executive Officer)
              James C. Richardson, Jr.

                 /s/ DAVID R. CLARK                    President and Director              June 7, 1999
-----------------------------------------------------    (Principal Operating Officer)
                   David R. Clark

                 /s/ JAMES E. HARRIS                   Executive Vice President,           June 7, 1999
-----------------------------------------------------    Treasurer and Secretary
                   James E. Harris                       (Principal Financial Officer)

                /s/ PAMELA M. WITTERS                  Vice President -- Finance           June 7, 1999
-----------------------------------------------------    (Principal Accounting Officer)
                  Pamela M. Witters

                /s/ E. EDWIN BRADFORD                  Director                            June 7, 1999
-----------------------------------------------------
                  E. Edwin Bradford

              /s/ WILLIAM P. FOLEY, II                 Director                            June 7, 1999
-----------------------------------------------------
                William P. Foley, II

                 /s/ BOBBY G. HOLMAN                   Director                            June 7, 1999
-----------------------------------------------------
                   Bobby G. Holman

                 /s/ LEWIS C. LANIER                   Director                            June 7, 1999
-----------------------------------------------------
                   Lewis C. Lanier

                 /s/ L. DENT MILLER                    Director                            June 7, 1999
-----------------------------------------------------
                   L. Dent Miller

             /s/ WILLIAM R. MCDONALD III               Director                            June 7, 1999
-----------------------------------------------------
               William R. McDonald III

                /s/ ANDREW F. PUZDER                   Director                            June 7, 1999
-----------------------------------------------------
                  Andrew F. Puzder

               /s/ NORBERT E. WOODHAMS                 Director                            June 7, 1999
-----------------------------------------------------
                 Norbert E. Woodhams

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
   2.1      --  Agreement and Plan of Merger, dated as of November 14, 1997, among the Company, Sagebrush, Inc., WSMP Acquisition, Inc.,
                L. Dent Miller and Charles F. Connor, Jr. (incorporated by reference to Appendix A to the Joint Proxy
                Statement -- Prospectus included in the Company's
                Registration Statement on Form S-4 (No. 333-43921))
   2.2      --  Asset Purchase Agreement, dated as of April 10, 1998,
                between Fresh Foods of North Carolina, LLC and Hudson Foods,
                Inc. (schedules and exhibits omitted) (incorporated by
                reference to Exhibit 23 to the Company's Current Report on
                Form 8-K filed with the SEC on May 13, 1998)
   3.1      --  Restated Articles of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 to the Company's
                Registration Statement on Form S-4 (No. 333-58711))
   3.2      --  Bylaws of the Company (incorporated by reference to Exhibit
                3.4 to the Company's Annual Report on Form 10-K for its
                fiscal year ended February 27, 1998)
   4.1      --  Note Purchase Agreement, dated June 4, 1998, among the
                Company, the Guarantors and the Initial Purchasers
                (incorporated by reference to Exhibit 4.1 to the Company's
                Current Report on Form 8-K filed with the SEC on June 24,
                1998)
   4.2      --  Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company,
                Trustee (incorporated by reference to Exhibit 4.2 to the
                Company's Current Report on Form 8-K filed with the SEC on
                June 24, 1998)
   4.3      --  Registration Rights Agreement, dated June 9, 1998, among the
                Company, certain Guarantors and certain Initial Purchasers
                (incorporated by reference to Exhibit 4.3 to the Company's
                Current Report on Form 8-K filed with the SEC on June 24,
                1998)
   4.4      --  Form of Initial Global Note (included as Exhibit A to
                Exhibit 4.2 to the Company's Current Report on Form 8-K
                filed with the SEC on June 24, 1998 and incorporated herein by reference)
   4.5      --  Form of Initial Certificated Note (included as Exhibit B to
                Exhibit 4.2 to the Company's Current Report on Form 8-K
                filed with the SEC on June 24, 1998 and incorporated herein by reference)
   4.6      --  Form of Exchange Global Note (included as Exhibit C to
                Exhibit 4.2 to the Company's Current Report on Form 8-K
                filed with the SEC on June 24, 1998 and incorporated herein by reference)
   4.7      --  Form of Exchange Certificated Note (included as Exhibit D to
                Exhibit 4.2 to the Company's Current Report on Form 8-K
                filed with the SEC on June 24, 1998 and incorporated herein by reference)
   4.8      --  First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company,
                Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective Amendment No. 1 to the
                Company's Registration Statement on Form S-4 (No.
                333-58711))
  10.1      --  Management Services Agreement, dated June 23, 1995, between the Company and HERTH (incorporated by reference to Exhibit
                10(a) to the Company's Annual Report on Form 10-K for its
                fiscal year ended February 23, 1996)
  10.2      --  Extension Agreement, dated as of August 29, 1997, between the Company and HERTH (incorporated by reference to Exhibit
                99(a) to the Company's Quarterly Report on Form 10-Q for its
                fiscal quarter ended November 7, 1997)
  10.3      --  1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form
                S-8 (No. 33-15017))
  10.4      --  First Amendment to 1987 Incentive Stock Option Plan
                (incorporated by reference to Exhibit 4(b) to Post-Effective
                Amendment No. 10 to the Company's Registration Statement on
                Form S-8 (No. 33-15017))
  10.5      --  1987 Special Stock Option Plan (restated as of May 15, 1997)
                (incorporated by reference to Exhibit 99 to the Company's
                Registration Statement on Form S-8 (No. 333-29111))

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
  10.6      --  1997 Incentive Stock Option Plan (as amended and restated
                February 23, 1998) (incorporated by reference to
                Post-Effective Amendment No. 1 to Exhibit 99(a) to the
                Company's Registration Statement on Form S-8 (No.
                333-32455))
  10.7      --  First Amendment to 1997 Incentive Stock Option Plan, dated
                February 23, 1998 (incorporated by reference to Exhibit
                99(b) to Post-Effective Amendment No. 1 to the Company's
                Registration Statement on Form S-8 (No. 333-32455))
  10.8      --  1997 Special Stock Option Plan (as amended and restated
                February 23, 1998) (incorporated by reference to Exhibit
                99.1 to Post-Effective Amendment No. 1 to the Company's
                Registration Statement on Form S-8 (No. 333-33439))
  10.9      --  First Amendment to 1997 Special Stock Option Plan, dated
                February 23, 1998 (incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 1 to the Company's
                Registration Statement on Form S-8 (No. 333-33439))
  10.10     --  1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on
                Form S-8 (No. 33-79014))
  10.11     --  Amendment to 1994 Employee Stock Purchase Plan, dated as of
                May 10, 1995 (incorporated by reference to Exhibit 4(b) to
                Post-Effective Amendment No. 3 to the Company's Registration
                Statement on Form S-8 (No. 33-79014))
  10.12     --  Second Amendment to 1994 Employee Stock Purchase Plan, dated as of August 30, 1995 (incorporated by reference to Exhibit
                4(c) to Post-Effective Amendment No. 3 to the Company's
                Registration Statement on Form S-8 (No. 33-79014))
  10.13     --  Third Amendment to 1994 Employee Stock Purchase Plan, dated
                February 12, 1997 (incorporated by reference to Exhibit 4(d)
                to Post-Effective Amendment No. 4 to the Company's
                Registration Statement on Form S-8 (No. 33-79014))
  10.14     --  Agreement of Purchase and Sale, dated as of March 1, 1997, among the Company, F&H Companies, Inc., Western Steer of
                North Carolina, Inc., Northwest Food Systems, Inc., Davidson
                Food Systems, Inc., Mocksville Food Systems, Inc. and CFR
                Foods, Inc. (incorporated by reference to Exhibit 4 to the
                Company's Registration Statement on Form S-3 (No.
                333-22891))
  10.15     --  Guaranty Agreement, dated as of March 1, 1997, between the
                Company and Cecil R. Hash (incorporated by reference to
                Exhibit 99.G to the Company's Registration Statement on Form
                S-3 (No. 333-22891))
  10.16     --  Non-Competition Agreement, dated March 1, 1997, between the
                Company and Cecil R. Hash (incorporated by reference to
                Exhibit 99.F to the Company's Registration Statement on Form
                S-3 (No. 333-22891))
  10.17     --  Employment Contract, dated as of June 30, 1996, between the
                Company and David R. Clark, together with Amendment to
                Employment Contract, dated as of February 23, 1998
                (incorporated by reference to Exhibit 10.18 to the Company's
                Registration Statement on Form S-4 (No. 333-58711))
  10.18     --  Employment Agreement, dated as of January 29, 1998, between the Company and L. Dent Miller (incorporated by reference to
                Exhibit 10.19 to the Company's Registration Statement on
                Form S-4 (No. 333-58711))
  10.19     --  Consulting and Non-Competition Agreement, dated as of
                January 29, 1998, between the Company and Charles F. Connor,
                Jr. (incorporated by reference to Exhibit 10.20 to the
                Company's Registration Statement on Form S-4 (No.
                333-58711))
  10.20     --  Employment Contract, dated as of March 4, 1998, between the
                Company and Norbert E. Woodhams, together with form of
                Amendment to Employment Contract, dated as of July 1, 1998
                (incorporated by reference to Exhibit 10.21 to the Company's
                Registration Statement on Form S-4 (No. 333-58711))
  10.21     --  Change in Control Agreement, dated as of August 29, 1997, between the Company and James C. Richardson, Jr.
                (incorporated by reference to Exhibit 99(b) to the Company's
                Quarterly Report on Form 10-Q for its fiscal quarter ended
                November 7, 1997)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
  10.22     --  Rights Agreement, dated as of September 2, 1997, between the
                Company and American Stock Transfer & Trust Company, Rights
                Agent (incorporated by reference to Exhibit 99.1 to the
                Company's Current Report on Form 8-K filed with the
                Commission on September 5, 1997)
  10.23     --  Change in Control Agreement, dated as of August 29, 1997, between the Company and Richard F. Howard (incorporated by reference to Exhibit 99(c) to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended November 7, 1997)
  10.24     --  Change in Control Agreement, dated as of August 29, 1997, between the Company and David R. Clark (incorporated by
                reference to Exhibit 99(d) to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended November 7, 1997)
  10.25     --  Change in Control Agreement, dated as of August 29, 1997, between the Company and James M. Templeton (incorporated by reference to Exhibit 99(e) to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended November 7, 1997)
  10.26     --  Change in Control Agreement, dated as of January 29, 1998, between the Company and L. Dent Miller (incorporated by
                reference to Exhibit 10.28 to the Company's Registration
                Statement on Form S-4 (No. 333-58711))
  10.27     --  Change in Control Agreement, dated as of March 25, 1999, between the Company and James E. Harris
  10.28     --  Change in Control Agreement, dated as of June 9, 1998, between the Company and Norbert E. Woodhams
  10.29     --  Credit Agreement, dated as of June 9, 1998, among the
                Company, certain Guarantors, First Union Commercial
                Corporation ("First Union"), as Agent and a Lender, and
                NationsBank, N.A., American National Bank and Trust Company
                of Chicago and National City Commercial Finance, Inc., as
                Lenders (incorporated by reference to Exhibit 99.1 to the
                Company's Current Report on Form 8-K filed with the SEC on
                June 24, 1998)
  10.30     --  Security Agreement, dated as of June 9, 1998, among the
                Company, certain Guarantors and First Union, as Agent
                (incorporated by reference to Exhibit 99.2 to the Company's
                Current Report on Form 8-K filed with the SEC on June 24,
                1998)
  10.31     --  Pledge Agreement, dated as of June 9, 1998, among the
                Company, certain Guarantors and First Union, as Agent
                (incorporated by reference to Exhibit 99.3 to the Company's
                Current Report on Form 8-K filed with the SEC on June 24,
                1998)
  10.32     --  Amendment to Credit Agreement and Consent, dated as of
                September 5, 1998, among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and
                certain other Lenders (incorporated by reference to Exhibit
                10.32 to Pre-Effective Amendment No. 1 to the Company's
                Registration Statement on Form S-4 (No. 333-58711))
  11        --  Computation of Earnings per Share
  12        --  Calculation of Ratios of Earnings to Fixed Charges
  21        --  Subsidiaries of Fresh Foods, Inc.
  23        --  Independent Auditors' Consent
  27        --  Financial Data Schedule (for SEC use only)
  99.1      --  Risk Factors

     The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this Registration Statement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.