Form 10-Q
period 1999-06-05
FRESH FOODS INC
filed 1999-07-20
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 5, 1999

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from ____________ to ____________

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

                              361 Second Street, NW
                          Hickory, North Carolina 28603
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (828) 304-0027


          _____________________________________________________________
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (3) has been subject to such filing requirements for the past 90 days.
                      Yes  X                          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable

              Class                                Outstanding at July 1, 1999
              -----                                ---------------------------
 Common Stock, $1.00 par value                               5,908,674

                       FRESH FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I. Financial Information:

Item 1. Financial Statements
  Consolidated Balance Sheets -
  June 5, 1999 and March 6, 1999......................................   1-2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended June 5, 1999
  and Twelve Weeks Ended May 22, 1998.................................     3

  Consolidated Statements of Cash
  Flows - Thirteen Weeks ended June 5, 1999 and
  Twelve Weeks Ended May 22, 1998.....................................     4

  Notes to Consolidated Financial
  Statements..........................................................   5-7

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations....................  8-12


Part II.  Other Information:

  Item 6. Exhibits and Reports on Form 8-K............................    13

  Signatures..........................................................    14

  Index to Exhibits...................................................    15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH FOODS, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets

                                                                                 (Unaudited)
                                                                                    June 5,            March 6,
ASSETS                                                                               1999                1999
                                                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                                                     $  1,688,686      $  1,664,398
   Accounts receivable, net (includes related party receivables of
     $263,368 and $326,147 at June 5, 1999 and March 6, 1999,
     respectively)                                                                 16,631,426        18,565,152
   Notes receivable - current, net (includes related party notes receivable of $889,170 and $986,457 at June 5, 1999 and March 6,
     1999, respectively)                                                              921,895         1,122,268
   Inventories                                                                     37,603,762        30,430,482
   Deferred income taxes                                                            2,952,866         2,722,095
   Prepaid expenses and other current assets (includes related party
      prepaid expense of $80,000 at June 5, 1999)                                     715,818           988,023
                                                                                 ------------      ------------

           Total current assets                                                    60,514,453        55,492,418
                                                                                 ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                 74,493,920        74,999,394
                                                                                 ------------      ------------



OTHER ASSETS:
   Properties held for sale                                                         1,813,868         2,086,847
   Trade name, net                                                                 42,873,136        43,242,636
   Excess of cost over fair value of net assets of businesses acquired, net        32,228,377        32,623,400
   Other intangible assets, net                                                     3,457,022         3,520,053
   Notes receivable (includes related party notes receivable of $309,863
      and $313,274 at June 5, 1999 and March 6, 1999, respectively)                   353,233           367,494
   Deferred loan origination fees, net                                              4,350,765         4,524,753
   Other                                                                               62,646           132,028
                                                                                 ------------      ------------

           Total other assets                                                      85,139,047        86,497,211
                                                                                 ------------      ------------

           Total assets                                                          $220,147,420      $216,989,023
                                                                                 ============      ============

See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

                                                                                  (Unaudited)
                                                                                    June 5,          March 6,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                 1999              1999
                                                                                 ------------      ------------

CURRENT LIABILITIES:
   Current installments of long-term debt                                        $    685,093      $    673,752
   Trade accounts payable (includes related party payables of $19,699
       and $92,370 at June 5, 1999 and March 6, 1999, respectively)                 8,225,240        11,255,920
   Income taxes payable                                                               564,191           151,366
   Accrued insurance                                                                  339,730         1,155,942
   Accrued interest                                                                   313,476         3,533,771
   Accrued payroll and payroll taxes                                                5,579,054         4,941,033
   Accrued marketing and advertising                                                1,813,804         1,420,580
   Accrued taxes (other than income and payroll)                                    1,467,356         1,176,888
   Other accrued liabilities (includes related party accrued
       liabilities of $185,000 at March 6, 1999)                                    2,020,679         3,351,366
                                                                                 ------------      ------------

                Total current liabilities                                          21,008,623        27,660,618

LONG TERM DEBT, less current installments                                         155,149,678       146,265,928

DEFERRED INCOME TAXES                                                               1,926,972         1,910,468

SHAREHOLDERS' EQUITY
   Preferred stock - par value $.10 authorized 2,500,000 shares; no                      --                --
     shares issued
   Common stock - par value $1, authorized 100,000,000 shares; issued and outstanding June 5, 1999 - 5,809,674 shares and March 6, 1999
       - 5,807,049 shares                                                           5,809,674         5,807,049
   Capital in excess of par value                                                  23,326,043        23,251,845
   Retained earnings                                                               12,926,430        12,093,115
                                                                                 ------------      ------------

                Total shareholders' equity                                         42,062,147        41,152,009
                                                                                 ------------      ------------

                Total liabilities and shareholders' equity                       $220,147,420      $216,989,023
                                                                                 ============      ============

See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
      Thirteen Weeks Ended June 5, 1999 and Twelve Weeks Ended May 22, 1998
                                   (Unaudited)

                                                                                     1999               1998
                                                                                     ----               ----
REVENUES:
    Food processing                                                              $ 43,014,350      $ 12,102,531
    Restaurant operations and franchising (includes related party transactions totaling $12,580 and $25,296 in 1999 and 1998,
        respectively)                                                              25,921,887        21,504,281
    Ham curing                                                                      1,440,372         1,292,315
                                                                                 ------------      ------------
               Total operating revenues                                            70,376,609        34,899,127
                                                                                 ------------      ------------

COSTS AND EXPENSES:
    Cost of goods sold (includes related party transactions totaling
        $34,322 and $101,041 in 1999 and 1998, respectively)                       35,578,463        19,932,613
    Restaurant operating expenses (includes related party transactions
        totaling $443,589 and $850,295 in 1999 and 1998, respectively)             12,303,222         9,653,674
    Selling, general and administrative expenses (includes related party transactions totaling $656,589 and $425,474 in 1999 and 1998,
        respectively)                                                              14,607,413         2,912,241
    Depreciation and amortization                                                   2,445,740         1,126,334
                                                                                 ------------      ------------
              Total costs and expenses                                             64,934,838        33,624,862
                                                                                 ------------      ------------

OPERATING INCOME                                                                    5,441,771         1,274,265
                                                                                 ------------      ------------

OTHER INCOME (EXPENSE):
    Other income - (including interest) (includes related party transactions
        totaling $23,013 and $41,337 in 1999 and 1998, respectively)                   64,231           180,633
    Net loss on disposition of property, plant and equipment                          (60,333)         (261,564)
    Interest expense (includes related party transactions totaling
          $24,688 in 1998)                                                         (3,849,205)         (419,668)
    Other expense (includes related party transactions totaling $13,500 and
        $34,484 in 1999 and 1998, respectively)                                      (197,608)         (229,512)
                                                                                 ------------      ------------
                 Other expense, net                                                (4,042,915)         (730,111)
                                                                                 ------------      ------------

EARNINGS BEFORE INCOME TAXES                                                        1,398,856           544,154
INCOME TAX PROVISION                                                                  565,541           205,146
                                                                                 ------------      ------------

NET EARNINGS                                                                     $    833,315      $    339,008
                                                                                 ============      ============

RETAINED EARNINGS:
    Balance at beginning of period                                                 12,093,115         9,662,258
    Net earnings                                                                      833,315           339,008
                                                                                 ------------      ------------
    Balance at end of period                                                     $ 12,926,430      $ 10,001,266
                                                                                 ============      ============

Basic earnings per share                                                         $        .14      $        .06
                                                                                 ============      ============

Diluted earnings per share                                                       $        .14      $        .05
                                                                                 ============      ============

See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
      Thirteen Weeks Ended June 5, 1999 and Twelve Weeks Ended May 22, 1998
                                   (Unaudited)

                                                                                      1999              1998
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                 $    833,315      $    339,008
    Adjustments to reconcile net earnings to net cash provided by (used
       in) operating activities:
       Depreciation and amortization                                                2,445,740         1,126,334
       Depreciation on properties leased to others                                     34,158            91,057
       Deferred income taxes                                                         (214,267)           11,655
       Net loss on disposition of property, plant and equipment                        60,333           261,565
       Other non-cash adjustments to earnings                                         373,740            (8,131)
       Changes in operating assets and liabilities:
         Receivables                                                                1,933,726         1,120,794
         Inventories                                                               (7,173,280)         (250,626)
         Prepaid expenses and other current assets                                    272,205           (14,748)
         Trade accounts payable and accrued liabilities                            (6,662,695)        1,139,412
                                                                                 ------------      ------------

               Total adjustments                                                   (8,930,340)        3,477,312
                                                                                 ------------      ------------

               Net cash provided by (used in) operating activities                 (8,097,025)        3,816,320
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of assets to others                                           228,770            15,550
    Decrease in related party notes receivables                                       100,698           257,284
    Decrease in other notes receivable                                                113,936            98,115
    Capital expenditures to related parties                                           (33,996)         (452,364)
    Capital expenditures - other                                                   (1,225,035)       (4,562,565)
    Other investing activities, net                                                    68,121           (58,585)
                                                                                 ------------      ------------

               Net cash used in investing activities                                 (747,506)       (4,702,565)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under revolving credit agreement                                 9,060,337              --
    Principal payments on long-term debt                                             (165,246)         (697,345)
    Net proceeds under short-term borrowing agreements                                   --           1,246,731
    Loan origination fees                                                             (32,772)          (73,445)
    Proceeds from issuance of common stock                                              6,500              --
    Proceeds from exercise of stock options                                              --              22,750
                                                                                 ------------      ------------

               Net cash provided by financing activities                            8,868,819           498,691
                                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   24,288          (387,554)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        1,664,398         2,818,071
                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $  1,688,686      $  2,430,517
                                                                                 ============      ============

See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 5, 1999 and March 6, 1999, the results of operations for the thirteen weeks ended June 5, 1999 and the twelve weeks ended May 22, 1998, and the cash flows for the thirteen weeks ended June 5, 1999 and the twelve weeks ended May 22, 1998. Financial statements for fiscal 1999 have been reclassified, where applicable, to conform to financial statement presentation used in fiscal 2000.

     The Company reports the results of its operations using a 52-53 week basis. During fiscal 1999 the Company changed its interim fiscal periods to conform to standard food processing industry interim periods. In line with this, each quarter of the 52 week fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. References to fiscal 2000 and fiscal 1999 mean the fiscal years ending or ended March 4, 2000 and March 6, 1999, respectively. The results of operations for the thirteen weeks ended June 5, 1999 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the Company's
     March 6, 1999 audited consolidated financial statements.


2.   A summary of inventories, by major classifications, follows:

                                              June 5,             March 6,
                                               1999                 1999
                                         ---------------      ---------------
         Manufacturing supplies          $     2,911,237      $     1,299,177
         Raw materials                         3,018,382            4,553,087
         Work in process                         323,025            1,008,315
         Finished goods                       30,518,007           22,776,027
         Restaurant food and supplies            833,111              793,876
                                         ---------------      ---------------

                    Total                $    37,603,762      $    30,430,482
                                         ===============      ===============


3. The following is a reconciliation between basic and diluted earnings per share:

                                                                     Per Share
                                            Net Income     Shares      Amount
                                            ----------     ------    ---------
      Quarter Ended June 5, 1999

      Basic earnings per share              $ 833,315    5,808,573   $     .14
      Stock-based compensation awards            --         43,858        --
                                            ---------    ---------   ---------
      Diluted earnings per share            $ 833,315    5,852,431   $     .14
                                            =========    =========   =========

      Quarter Ended May 22, 1998

      Basic earnings per share              $ 339,008    5,901,581   $     .06
      Stock-based compensation awards            --        544,276        (.01)
                                            ---------    ---------   ---------
      Diluted earnings per share            $ 339,008    6,445,857   $     .05
                                            =========    =========   =========

4.   Supplemental cash flow disclosures - cash paid during the period:

                                   Thirteen Weeks                Twelve Weeks
                                       Ended                         Ended
                                    June 5, 1999                 May 22, 1998
                                   --------------                ------------

     Interest                      $    7,067,943                $    368,995
                                   ==============                ============

     Income taxes                  $      374,307                $    236,918
                                   ==============                ============


5. On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson Foods, Inc. ("Hudson"), a wholly owned subsidiary of Tyson Foods. The following unaudited pro forma consolidated results of operations assume the Pierre acquisition occurred as of the beginning of 1999:

         (In Thousands, Except Per Share Data)

                                                               Twelve Weeks
                                                                  Ended
                                                               May 22, 1998
                                                              -------------

             Total operating revenues                         $      62,017
             Operating income                                         1,130
             Loss before extraordinary item                          (1,878)
             Extraordinary loss (net of tax)                            (76)
             Net loss                                         $      (1,954)

             Basic and diluted loss per share
                  Loss before extraordinary item              $       (0.32)
                  Extraordinary loss                                  (0.01)
                                                              -------------
                  Net loss                                    $       (0.33)
                                                              =============


6. Total comprehensive income, comprised solely of net earnings in fiscal 2000, and net earnings and unrealized holding gains on available-for-sale securities in fiscal 1999, was $833,315 and $343,388 for the quarters ended June 5, 1999 and May 22, 1998, respectively.

7.   The following tables set forth revenue and operating profit by segment.


                                                            Thirteen Weeks Ended June 5, 1999
                                           ---------------------------------------------------------------------
                                                Food           Restaurant           Ham
                                             Processing        Operations          Curing            Total
                                           ---------------   ---------------   ---------------   ---------------

     Revenues from external customers      $   43,014,350    $   25,921,887    $    1,440,372    $   70,376,609
     Segment profit (loss)                      4,993,496         2,211,487           (12,533)        7,192,450


                                                             Twelve Weeks Ended May 22, 1998
                                           ---------------------------------------------------------------------
                                                Food           Restaurant           Ham
                                             Processing        Operations          Curing            Total
                                           ---------------   ---------------   ---------------   ---------------

     Revenues from external customers      $   12,102,531    $   21,504,281    $    1,292,315    $   34,899,127
     Segment profit (loss)                        493,618         2,195,537          (175,093)        2,514,062

                                                        Thirteen Weeks        Twelve Weeks
                                                             Ended                Ended
                                                         June 5, 1999         May 22, 1998
                                                     -------------------  -------------------
     Profit or Loss:
            Total profit for reportable segments     $        7,192,450   $        2,514,062
            Corporate expenses                               (1,750,679)          (1,239,797)
            Interest expense                                 (3,849,205)            (419,668)
            Other non-operating loss                           (193,710)            (310,443)
                                                     -------------------  -------------------

                Earnings before income taxes         $        1,398,856   $          544,154
                                                     ===================  ===================

          There were no material changes in total assets by segment from the amounts disclosed in the annual report for the fiscal year ended March 6, 1999.


     8.   In June 1998, Statement of Financial Accounting Standards ("SFAS")
          No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new Statement for the fiscal year ending March 2, 2002. Management is currently evaluating the impact of this Statement.


     9. On July 2, 1999, the Company and the management group of Mom `n' Pop's Country Ham, LLC signed a binding letter of intent for the management group to acquire the Company's ham curing subsidiary for $995,000, payable through the issuance of a 3 year, 8% note. In addition, the Company has agreed to provide a $500,000 unsecured working capital line of credit through June 30, 2000. The closing of the transaction, which is scheduled to occur on August 6, 1999, is subject to the receipt of a fairness opinion from an independent investment banking firm and approval from the Company's lenders. As a result of this sale, the Company will record a pretax charge of approximately $2 million during the second quarter of fiscal 2000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The Company's operations are classified into three business segments: food processing operations, principally fully cooked protein and sandwich production; restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts; and ham curing operations.

     As a part of the Pierre acquisition, the Company changed its interim fiscal periods to conform to the standard food processing industry interim periods. In line with this, each quarter of the 52 week fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. Accordingly, the current fiscal quarter contains 13 weeks of operations as compared to 12 weeks of operations in the same fiscal quarter of the prior year. This additional week of activity did not have a material impact on the consolidated statements of earnings when compared with the prior year's results.

     Results for the fiscal quarters ended June 5, 1999 and May 22, 1998, are shown below:


                                                     Fiscal Quarter Ended
                                               ------------------------------
                                               June 5, 1999      May 22, 1998
                                               ------------      ------------
(In millions)
Revenues:
Food processing operations                     $       43.0      $       12.1
Restaurant operations                                  25.9              21.5
Ham curing operations                                   1.5               1.3
                                               ------------      ------------
Total                                          $       70.4      $       34.9
                                               ------------      ------------

Cost of goods sold:
Food processing operations                     $       25.4      $       11.0
Restaurant operations                                   8.9               7.6
Ham curing operations                                   1.3               1.3
                                               ------------      ------------
Total                                          $       35.6      $       19.9
                                               ------------      ------------

Restaurant operating expenses                  $       12.3      $        9.7
Selling, general and administrative                    14.6               2.9
Depreciation and amortization                           2.5               1.1
                                               ------------      ------------
Operating income                                        5.4               1.3
                                               ------------      ------------
Other expense                                           4.0               0.8
                                               ------------      ------------
Earnings before income taxes                            1.4                .5
Income tax provision                                     .6                .2
                                               ============      ============
Net earnings                                   $         .8      $         .3
                                               ============      ============


     Revenues. Revenues increased by $35.5 million, or 101.7%, comprised of a $30.9 million (255.4%) increase in the food processing segment, a $4.4 million (20.5%) increase in the restaurant segment and a $.1 million (11.5%) increase in the ham curing segment. The increase in food processing revenues was due to the inclusion of Pierre revenues since its acquisition on June 9, 1998. The increase in restaurant revenues was due to the opening of two new Sagebrush restaurants, conversion of three of the Company's existing buffet restaurants to the Sagebrush concept, conversion of three of the Company's franchisees to Company-owned Sagebrush restaurants and the conversion of one unaffiliated restaurant to the Sagebrush concept, all of which were opened after the end of the fiscal quarter ended May 22, 1998. In addition, the Company opened one new Sagebrush restaurant and converted four of its existing buffet restaurants to the Sagebrush concept during the fiscal quarter ended May 22, 1998, thus a full quarter of revenues were not included in the results of the fiscal quarter ended May 22, 1998.

     Cost of goods sold. Cost of goods sold increased by $15.6 million, or 78.5%, due to an increase in such costs in the food processing and restaurant segments. Cost of goods sold in the food processing segment increased by $14.4 million (130.5%) due to the inclusion of Pierre costs of goods sold since its acquisition on June 9, 1998. As a percentage of food processing revenues, cost of goods sold in the food processing segment decreased from 91.0% to 59.0%. The decrease is attributed to the Company's acquisition of Pierre, which has historically realized a higher gross margin percentage than the Company's prior food processing operations. Cost of goods sold in the restaurant segment increased by $1.2 million (16.3%) due to the opening of nine restaurants after, and five restaurants during, the fiscal quarter ended May 22, 1998, respectively. As a percentage of restaurant revenues, cost of goods sold decreased from 35.5% to 34.2% due to the effects of a new menu, which was introduced, in late fiscal 1999.

     Restaurant operating expenses. Restaurant operating expenses increased by $2.6 million, or 27.4% due to the opening of nine restaurants after, and five restaurants during, the fiscal quarter ended May 22, 1998. As a percentage of restaurant revenues, restaurant operating expenses increased from 44.9% to 47.5% due to the costs associated with an increased emphasis on training and supervision throughout all restaurant concepts.

     Selling, general and administrative. Selling, general and administrative expenses increased by $11.7 million (401.6%) and, as a percentage of operating revenues, increased from 8.3% to 20.8%, due to the following factors: (1) incremental costs associated with the June 1998 Pierre acquisition, specifically selling, distribution, personnel and facilities costs in Cincinnati; and (2) costs related to the administration of additional restaurants in the fiscal quarter ended June 5, 1999.

     Depreciation and amortization. Depreciation and amortization increased by $1.3 million (117.1%) due to the acquisition of Pierre in June 1998 and the opening of nine restaurants after, and five restaurants during, the fiscal quarter ended May 22, 1998. As a percentage of operating revenues, depreciation and amortization increased from 3.2% to 3.5% as a result of the additional depreciation of fixed assets and amortization of intangible assets associated with the Pierre acquisition as well as the additional depreciation resulting from the opening of new restaurants during and after the fiscal quarter ended May 22, 1998.

     Operating income. Operating income increased by $4.2 million (327.1%), and increased as a percentage of revenues from 3.7% to 7.7%, due to the reasons stated above.

     Other expense, net. Net other expense increased by $3.3 million (453.7%) due to: (1) an increase in interest expense resulting from borrowings obtained to finance the Pierre acquisition and the Company's recapitalization (see "-- Liquidity and Capital Resources" below); (2) disposition of certain fixtures and equipment; and (3) a decline in rental income from rental properties.

     Earnings before income taxes. Such earnings increased by approximately $.9 million (157.1%), and increased as a percentage of revenues from 1.6% to 2.0%, for the reasons stated above.

     Income tax provision. The effective tax rate for the fiscal quarter ended June 5, 1999 was 40.4%, as compared to 37.7% for the fiscal quarter ended May 22, 1998. Such increase is due to (1) a decline in tax credits as a percentage of income, due to a disproportionate increase in net income relative to such credits; and (2) the effects of permanent tax differences.

     Net earnings. Net earnings increased by approximately $.5 million (145.8%), and increased as a percentage of revenues from 1.0% to 1.2%, for the reasons stated above.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operating activities and the use of the Company's revolving credit facility. Net cash used by operating activities was $8.1 million for the fiscal quarter ended June 5, 1999 as compared to net cash provided by operating activities of $3.8 million for the fiscal quarter ended May 22, 1998. The decrease in net cash provided by operating activities was primarily due to the following factors: (1) an increase in inventories by $7.2 million due to the seasonal building of inventories, which normally occurs during the late spring and early summer in order to service certain of Pierre's market channels, which require heavy shipments in the late summer and early fall; (2) a decrease in trade accounts payable and other accrued liabilities due to the semi-annual interest payment related to the 10.75% Senior Notes Due 2006 ("Notes"); and (3) payment of income taxes accrued as of fiscal year-end 1999 offset by increased earnings (after reflecting noncash items) from the acquisition of Pierre and the opening of nine restaurants after, and five restaurants during, the fiscal quarter ended May 22, 1998.

     Cash flows used by investing activities were approximately $.7 million for the fiscal quarter ended June 5, 1999, as compared to $4.7 million for the fiscal quarter ended May 22, 1998. The primary components of net cash used in investing activities for the fiscal quarter ended June 5, 1999, were capital expenditures for the food processing segment. The decrease in net cash used in investing activities was due to capital expenditures relating to the opening of five new restaurants in the fiscal quarter ended May 22, 1998, which did not reoccur in the fiscal quarter ended June 5, 1999.

     Cash flows provided by financing activities were $8.9 million for the fiscal quarter ended June 6, 1999, as compared to $.5 million for the fiscal quarter ended May 22, 1998. The major component of financing activities in the fiscal quarter ended June 5, 1999 was borrowings under the revolving credit facility, which was used primarily to fund (1) the seasonal increase in inventories in the food processing segment related to the acquisition of Pierre; and (2) the semi-annual interest payment on the Notes.

     As of June 5, 1999, the Company had a $75.0 million revolving credit facility with a syndicate of four banks. This facility is a five-year revolving line of credit (expiring June 9, 2003) under which the Company may borrow up to an amount (including standby letters of credit up to $2.5 million) equal to the lesser of $75.0 million or a borrowing base (comprised of eligible accounts receivable, inventory, machinery and real property). Funds available under the facility may be used for working capital requirements, permitted acquisitions, permitted investments and general corporate purposes. Borrowings under the facility will bear interest at floating rates based upon he interest rate option selected from time to time by the Company.

     As of June 5, 1999, the Company had approximately $33.9 million in outstanding borrowings under the revolving credit facility and approximately $19.3 million of additional availability. The outstanding borrowings under the revolving credit facility were used to finance part of the Pierre acquisition, restaurant conversions and construction and working capital needs of all business segments. These borrowings are classified as long-term debt on the balance sheet.

     The Company anticipates that for its foreseeable future, its cash requirements, including working capital, capital expenditures and required principal and interest payments under financing arrangements, will be met through a combination of funds provided by operations and borrowings under the revolving credit facility. In addition, from time to time the Company expects to continue its practice of acquiring equipment with the proceeds of capital or operating leases as permitted under such facility.

     The Company has budgeted approximately $4.5 million for capital expenditures for the remainder of its current fiscal year. These expenditures are being devoted to (1) routine restaurant equipment and building upgrading and maintenance, (2) routine capital improvement projects in the food processing segment and (3) other miscellaneous expenditures. The Company believes that funds from operations and funds from existing credit agreements, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

     As discussed in the Annual Report for the fiscal year ended March 6, 1999, the Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at June 5, 1999 have not changed materially since March 6, 1999. Of long-term debt outstanding at June 5, 1999, $35.9 million principal amount was accruing interest at a variable rate. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

Engagement of Investment Banking Firm

     The Company has engaged Bowles Hollowell Conner & Co., a division of First Union Capital Markets Corp., to pursue strategic alternatives to enhance the market price of the Company's common stock.

Seasonality

     The Company considers its restaurant operations to be somewhat seasonal in nature, with stronger sales during the Christmas season and spring, weaker sales during the mid-summer and late winter. Except for sales to school districts, which decline during the early spring and summer and early January, there is no significant seasonal variation in the Company's sales of food products.

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

     The Company cannot predict how many, if any, of the responses it receives may prove later to be inaccurate or overly optimistic. The Company is continuing to develop contingency plans, which are based on its actual testing experience and an assessment of outside risks, to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. The costs to implement the Company's plan through June 5, 1999 were $254,635 and are being expensed as incurred. The estimated cost to complete Phase 3 is $115,000. These costs exclude the costs of purchasing Year 2000 compliant computer programs that would have been purchased in the ordinary course of business regardless of Year 2000 concerns. As of June 5, 1999, the Company is on schedule to complete Phase 3 by September 30, 1999.

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

New Accounting Pronouncement

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new Statement for the fiscal year ending March 2, 2002. Management is currently evaluating the impact of this Statement.

Cautionary Statement As To Forward Looking Information

     Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, including budgeted amounts and projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, are "forward looking" statements provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, among others, the substantial leverage of the Company, restrictions to be imposed on the Company by the terms of its Bank Facility and Senior Notes, risks relating to the Company's ability to execute its business strategy following the Pierre acquisition, competitive considerations, government regulation and general risks of the food industry, the possibility of adverse changes in food costs, the availability of supplies, the Company's dependence on key personnel, potential labor disruptions and "Year 2000" issues. See also Exhibit 99.1 to the Company's 10-K for the fiscal year ended March 6, 1999.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit No.                Description                  Page No.
             -----------                -----------                  --------
                 27              Financial Data Schedule                16

     (b)  Reports on Form 8-K

              None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRESH FOODS, INC.




Date   July 20, 1999                By:      /s/ James C. Richardson, Jr.
       -------------                     --------------------------------------
                                                 James C. Richardson, Jr.
                                                 (Chief Executive Officer)



Date   July 20, 1999                By:      /s/ James E. Harris
       -------------                     --------------------------------------
                                                 James E. Harris
                                                 (Principal Financial Officer)

                                Index to Exhibits

   For inclusion in Quarterly Report on Form 10-Q Quarter Ended June 5, 1999



Exhibit No.                                                          Page No.
-----------                                                          --------

    27                      Financial Data Schedule                     16