Form 10-Q
period 1999-09-04
FRESH FOODS INC
filed 1999-10-19
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 4, 1999

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from              to
                                         ------------    --------------

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


          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (3) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at October 1, 1999
               -----                         ------------------------------

     COMMON STOCK, no par value                          5,810,004

                       FRESH FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I. Financial Information:

Item 1. Financial Statements
  Consolidated Balance Sheets -
  September 4, 1999 and March 6, 1999.................................... 1 - 2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended September 4, 1999
  and Fifteen Weeks Ended September 5, 1998.............................  3 - 4

  Consolidated Statements of
  Operations and Retained Earnings -
  Twenty-Six Weeks Ended September 4, 1999
  and Twenty-Seven Weeks Ended September 5, 1998........................  5 - 6

  Consolidated Statements of Cash
  Flows - Twenty-Six Weeks Ended September 4, 1999 and
  Twenty-Seven Weeks Ended September 5, 1998............................      7

  Notes to Consolidated Financial
  Statements............................................................ 8 - 12

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations......................13 - 19


Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K.............................     20

  Signatures............................................................     21

  Index to Exhibits.....................................................     22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH FOODS, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets

                                                                                 (Unaudited)
                                                                                 September 4,          March 6,
                                                                                     1999                1999
                                                                                 ------------        ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $  1,815,397        $  1,664,398
   Accounts receivable, net (includes related party receivables of
     $284,041 and $326,147 at September 4, 1999 and March 6, 1999,
     respectively)                                                                 18,324,847          18,565,152
   Notes receivable, net (includes related party notes
     receivable of $1,198,492 and $986,457 at September 4, 1999 and
     March 6, 1999, respectively)                                                   1,198,492           1,122,268
   Inventories                                                                     40,293,218          30,430,482
   Income taxes receivable                                                          3,153,147                --
   Deferred income taxes                                                            3,398,986           2,722,095
   Prepaid expenses and other current assets (includes related party
      prepaid expenses of $251,354 at September 4, 1999)                            1,468,827             988,023
                                                                                 ------------        ------------

           Total current assets                                                    69,652,914          55,492,418
                                                                                 ------------        ------------


PROPERTY, PLANT AND EQUIPMENT, NET                                                 71,493,161          74,999,394
                                                                                 ------------        ------------


OTHER ASSETS:
   Properties held for sale                                                         1,298,507           2,086,847
   Trade name, net                                                                 42,503,636          43,242,636
   Excess of cost over fair value of net assets of
      businesses acquired, net                                                     31,924,983          32,623,400
   Other intangible assets, net                                                     3,393,992           3,520,053
   Notes receivable (includes related party notes receivable of $985,050
      and $313,274 at September 4, 1999 and March 6, 1999, respectively)            1,040,257             367,494
   Deferred loan origination fees, net                                              4,108,685           4,524,753
   Other                                                                              122,870             132,028
                                                                                 ------------        ------------

           Total other assets                                                      84,392,930          86,497,211
                                                                                 ------------        ------------

           Total assets                                                          $225,539,005        $216,989,023
                                                                                 ============        ============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES


                                                                                 (Unaudited)
                                                                                 September 4,          March 6,
                                                                                    1999                 1999
                                                                                 ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt                                        $    314,234        $    673,752
   Trade accounts payable (includes related party payables of $8,924
       and $92,370 at September 4, 1999 and March 6, 1999, respectively)            7,265,994          11,255,920
   Income taxes payable                                                                  --               151,366
   Accrued insurance                                                                  882,303           1,155,942
   Accrued interest                                                                 3,367,678           3,533,771
   Accrued payroll and payroll taxes                                                3,708,068           4,941,033
   Accrued marketing and advertising (includes related party payables
       of $4,212 at September 4, 1999)                                              1,827,499           1,420,580
   Accrued taxes (other than income and payroll)                                    1,292,884           1,176,888
   Other accrued liabilities (includes related party accrued
       liabilities of $185,000 at March 6, 1999)                                    2,768,797           3,351,366
                                                                                 ------------        ------------

                Total current liabilities                                          21,427,457          27,660,618

LONG TERM DEBT, less current installments                                         161,225,827         146,265,928

DEFERRED INCOME TAXES                                                               2,619,709           1,910,468

SHAREHOLDERS' EQUITY:
   Preferred stock - par value $.10 authorized 2,500,000 shares; no                      --                  --
       shares issued
   Common stock - no par value, authorized 100,000,000 shares; issued and outstanding September 4, 1999 - 5,810,004 shares and March 6,
       1999 - 5,807,049 shares                                                      5,810,004           5,807,049
   Additional paid in capital                                                      23,328,383          23,251,845
   Retained earnings                                                               11,127,625          12,093,115
                                                                                 ------------        ------------

                Total shareholders' equity                                         40,266,012          41,152,009
                                                                                 ------------        ------------

                Total liabilities and shareholders' equity                       $225,539,005        $216,989,023
                                                                                 ============        ============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
Thirteen Weeks Ended September 4, 1999 and Fifteen Weeks Ended September 5, 1998
                                   (Unaudited)

                                                                                        1999                 1998
                                                                                    ------------         ------------

REVENUES:
    Food processing                                                                 $ 40,964,363         $ 46,104,288
    Ham curing                                                                           655,680            1,782,928
                                                                                    ------------         ------------
               Total operating revenues                                               41,620,043           47,887,216
                                                                                    ------------         ------------

COSTS AND EXPENSES:
    Cost of goods sold (includes related party transactions totaling
        $225,426 in 1998)                                                             24,176,211           31,087,028
    Selling, general and administrative expenses (includes related party transactions totaling $949,760 and $1,078,416 in 1999 and 1998,
        respectively)                                                                 14,060,158           13,545,569
    Depreciation and amortization                                                      1,561,512            1,611,503
                                                                                    ------------         ------------
              Total costs and expenses                                                39,797,881           46,244,100
                                                                                    ------------         ------------

OPERATING INCOME                                                                       1,822,162            1,643,116
                                                                                    ------------         ------------

OTHER INCOME (EXPENSE):
    Net loss on sale of Mom `n' Pop's Country Ham, LLC                                (2,826,096)                --
    Net loss on disposition of property, plant and equipment                             (32,740)            (720,499)
    Interest expense                                                                  (4,100,077)          (3,994,623)
    Other income - (including interest) (includes related party transactions
        totaling $26,828 and $45,503 in 1999 and 1998, respectively)                      39,299              305,451
                                                                                    ------------         ------------
                 Other expense, net                                                   (6,919,614)          (4,409,671)
                                                                                    ------------         ------------

LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS
      AND EXTRAORDINARY ITEM                                                          (5,097,452)          (2,766,555)

INCOME TAX BENEFIT                                                                     2,063,659            1,100,281
                                                                                    ------------         ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM                            (3,033,793)          (1,666,274)

INCOME FROM DISCONTINUED RESTAURANT SEGMENT (NET OF INCOME TAXES OF $876,256
    AND $924,822 IN 1999 AND 1998, RESPECTIVELY)                                       1,287,338            1,373,699
                                                                                    ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                        (1,746,455)            (292,575)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT (NET OF INCOME TAX
    BENEFIT OF $35,633 AND $42,312 IN 1999 AND 1998, RESPECTIVELY)                       (52,350)             (66,181)
                                                                                    ------------         ------------

NET LOSS                                                                            $ (1,798,805)        $   (358,756)
                                                                                    ============         ============

RETAINED EARNINGS:
    Balance at beginning of period                                                   12,926,430            10,001,266
    Net loss                                                                         (1,798,805)             (358,756)
                                                                                  -------------         -------------
    Balance at end of period                                                      $  11,127,625         $   9,642,510
                                                                                  =============         =============


INCOME (LOSS) PER SHARE - BASIC AND DILUTED
      Loss per share before discontinued operations and extraordinary item        $       (0.52)        $       (0.28)
      Income per share from discontinued restaurant segment, net                           0.22                  0.23
      Loss per share from early extinguishment of debt, net                               (0.01)                (0.01)
                                                                                  -------------         -------------
      Net loss per share                                                          $       (0.31)        $       (0.06)
                                                                                  =============         =============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
                  Twenty-six Weeks Ended September 4, 1999 and
                   Twenty-seven Weeks Ended September 5, 1998
                                   (Unaudited)

                                                                                      1999                 1998
                                                                                  ------------         ------------

REVENUES:
    Food processing                                                               $ 83,978,713         $ 58,206,818
    Ham curing                                                                       2,096,052            3,075,244
                                                                                  ------------         ------------
               Total operating revenues                                             86,074,765           61,282,062
                                                                                  ------------         ------------

COSTS AND EXPENSES:
    Cost of goods sold (includes related party transactions totaling
        $34,322 and $347,087 in 1999 and 1998, respectively)                        50,882,854           43,392,114
    Selling, general and administrative expenses (includes related party transactions totaling $1,602,923 and $1,412,256 in 1999 and 1998,
        respectively)                                                               27,066,524           15,144,568
    Depreciation and amortization                                                    3,072,941            2,023,536
                                                                                  ------------         ------------
              Total costs and expenses                                              81,022,319           60,560,218
                                                                                  ------------         ------------

OPERATING INCOME                                                                     5,052,446              721,844
                                                                                  ------------         ------------

OTHER INCOME (EXPENSE):
    Net loss on sale of Mom `n' Pop's Country Ham, LLC                              (2,826,096)                --
    Net loss on disposition of property, plant and equipment                           (32,740)            (981,825)
    Interest expense                                                                (7,949,282)          (4,405,704)
    Other income (expense) - (including interest) (includes related party transactions totaling $44,990 and $86,840 in 1999 and 1998,
        respectively)                                                                  (29,954)             258,753
                                                                                  ------------         ------------
                 Other expense, net                                                (10,838,072)          (5,128,776)
                                                                                  ------------         ------------

LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM            (5,785,626)          (4,406,932)

INCOME TAX BENEFIT                                                                   2,343,365            1,718,704
                                                                                  ------------         ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM                          (3,442,261)          (2,688,228)

INCOME FROM DISCONTINUED RESTAURANT SEGMENT (NET OF INCOME TAXES
    OF $1,721,502 AND $1,748,390 IN 1999 AND 1998, RESPECTIVELY)                     2,529,121            2,734,661
                                                                                  ------------         ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                               (913,140)              46,433

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT (NET OF INCOME TAX
    BENEFIT OF $35,633 AND $42,312 IN 1999 AND 1998, RESPECTIVELY)                     (52,350)             (66,181)
                                                                                  ------------         ------------

NET LOSS                                                                          $   (965,490)        $    (19,748)
                                                                                  ============         ============

RETAINED EARNINGS:
    Balance at beginning of period                                                  12,093,115            9,662,258
    Net loss                                                                          (965,490)             (19,748)
                                                                                  ------------         ------------
    Balance at end of period                                                      $ 11,127,625         $  9,642,510
                                                                                  ============         ============


INCOME (LOSS) PER SHARE - BASIC AND DILUTED
      Loss per share before discontinued operations and extraordinary item        $      (0.59)        $      (0.45)
      Income per share from discontinued restaurant segment, net                          0.43                 0.46
      Loss per share from early extinguishment of debt, net                              (0.01)               (0.01)
                                                                                  ------------         ------------
      Net loss per share                                                          $      (0.17)        $      (0.00)
                                                                                  ============         ============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Twenty-six Weeks Ended September 4, 1999 and
                   Twenty-seven Weeks Ended September 5, 1998
                                   (Unaudited)

                                                                                       1999                   1998
                                                                                   -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                       $    (965,490)        $     (19,748)
                                                                                   -------------         -------------
    Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities, net of business acquisition and disposition:
       Extraordinary loss from early extinguishment of debt (before tax
         benefit of $35,633 and $42,312 in 1999 and 1998, respectively)                   87,983               108,493
       Depreciation and amortization                                                   4,946,238             3,701,973
       Depreciation on properties leased to others                                        68,125               165,267
       Deferred income taxes                                                              32,350              (158,506)
       Net loss on sale of Mom `n' Pop's Country Ham, LLC                              2,826,096                  --
       Net loss on disposition of property, plant and equipment                           32,740               981,825
       Other non-cash adjustments to earnings                                            212,059               155,481
       Changes in operating assets and liabilities:
         Receivables                                                                    (413,567)           (2,681,042)
         Inventories                                                                 (10,952,317)           (2,309,307)
         Income taxes receivable, prepaid expenses and other
               current assets                                                         (3,638,315)             (453,822)
         Trade accounts payable, income taxes payable
               and accrued liabilities                                                (6,024,775)            2,614,811
                                                                                   -------------         -------------

               Total adjustments                                                     (12,823,383)            2,125,173
                                                                                   -------------         -------------

               Net cash provided by (used in) operating activities                   (13,788,873)            2,105,425
                                                                                   -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of net assets of Pierre Foods                                                  --            (123,297,285)
    Proceeds from sales of property, plant and equipment                               2,085,657                80,652
    Decrease in related party notes receivables                                          111,189               266,402
    Decrease in other notes receivable                                                   134,824               126,813
    Capital expenditures to related parties                                             (316,233)           (1,532,185)
    Capital expenditures - other                                                      (2,169,102)           (7,980,685)
    Payments for non-compete and consulting agreements                                  (490,178)                 --
    Other investing activities, net                                                        9,158               (48,945)
                                                                                   -------------         -------------

               Net cash used in investing activities                                    (634,685)         (132,385,233)
                                                                                   -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of senior notes                                                  --             115,000,000
    Net borrowings under revolving credit agreement                                   16,907,910            37,982,976
    Principal payments on long-term debt                                              (2,262,428)          (12,466,961)
    Repayments under short-term borrowing agreements                                        --              (5,105,144)
    Loan origination fees                                                                (77,425)           (4,581,393)
    Proceeds from exercise of stock options                                                6,500                74,750
                                                                                   -------------         -------------

               Net cash provided by financing activities                              14,574,557           130,904,228
                                                                                   -------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                150,999               624,420
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,664,398             2,818,071
                                                                                   -------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   1,815,397         $   3,442,491
                                                                                   =============         =============

See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 4, 1999 and March 6, 1999, the results of operations for the thirteen weeks and twenty-six weeks ended September 4, 1999 and the fifteen weeks and twenty-seven weeks ended September 5, 1998, and the cash flows for the twenty-six weeks ended September 4, 1999 and the twenty-seven weeks ended September 5, 1998. Financial statements for the fiscal year ended March 6, 1999 ("fiscal 1999") have been reclassified, where applicable, to conform to financial statement presentation used in the fiscal year ended March 4, 2000 ("fiscal 2000").

     The Company reports the results of its operations using a 52-53 week basis. During fiscal 1999 the Company changed its interim fiscal periods to conform to standard food processing industry interim periods. In line with this, each quarter of the 52 week fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. Due to the change in interim fiscal periods during fiscal 1999, current quarter results reflect 13 weeks of operations and current year-to-date results reflect 26 weeks of operations, compared with 15 weeks and 27 weeks for the respective periods during fiscal 1999. The effect of the additional two weeks in the fiscal quarter ended September 5, 1998 increased revenue by $1,343,000, decreased operating income by $44,000, and increased net income by $131,000. The effect of the additional one week in the year to date ended September 5, 1998 is not material.


2. The results of operations for the thirteen weeks and twenty-six ended September 4, 1999 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the Company's March 6, 1999 audited consolidated financial statements.


3.   A summary of inventories, by major classifications, follows:

                                               September 4,         March 6,
                                                   1999               1999
                                             ---------------    ---------------
              Manufacturing supplies         $     2,683,868    $     1,299,177
              Raw materials                        2,796,940          4,553,087
              Work in process                            400          1,008,315
              Finished goods                      34,040,182         22,776,027
              Restaurant food and supplies           771,828            793,876
                                             ---------------    ----------------

                         Total               $    40,293,218    $    30,430,482
                                             ===============    ===============


4. Weighted average shares outstanding used in the calculation of basic income (loss) per share reflect the issuance of common stock under existing stock option and award programs. Weighted average shares outstanding for both basic and diluted income (loss) per share were 5,809,837 and 5,907,892 for the quarters ending September 4, 1999 and September 5, 1998, respectively; and 5,809,205 and 5,905,117 for the year-to-date periods ending September 4, 1999 and September 5, 1998, respectively.

5.   Supplemental cash flow disclosures - cash paid during the period:


                                      Twenty-six                Twenty-seven
                                     Weeks Ended                 Weeks Ended
                                  September 4, 1999           September 5, 1998
                                  -----------------           -----------------

           Interest             $            7,655,265     $           1,084,255
                                ======================     =====================

           Income taxes         $            2,614,677     $             362,110
                                ======================     =====================


      During the second quarter of fiscal 2000, the Company received an 8%, $985,050 note due December 31, 1999, related to the sale of Mom `n' Pop's Country Ham, LLC (Note 10).


6. On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson Foods, Inc. ("Hudson"), a wholly owned subsidiary of Tyson Foods. The following unaudited pro forma consolidated results of operations assume the Pierre acquisition occurred as of the beginning of fiscal 1999:

         (In Thousands, Except Per Share Data)

                                                                                   Twenty-seven
                                                                                   Weeks Ended
                                                                                September 5, 1998
                                                                                -----------------

             Revenues                                                               $ 90,159
                                                                                    ========

             Operating income                                                            830
                                                                                    --------

             Loss before discontinued operations and extraordinary item               (5,067)
             Income from discontinued restaurant segment, net                          2,735
             Extraordinary loss from early extinguishment of debt, net                   (76)
                                                                                    --------

             Net loss                                                               $ (2,408)
                                                                                    ========


             Basic loss per share
                  Loss before discontinued operations and extraordinary item        $  (0.86)
                  Discontinued restaurant segment, net                                  0.46
                  Extraordinary loss from early extinguishment of debt, net            (0.01)
                                                                                    --------
                  Net loss                                                          $  (0.41)
                                                                                    ========


7. Total comprehensive loss was comprised solely of the net loss in fiscal 2000 and the net loss and unrealized holding gains on available-for-sale securities in fiscal 1999. Comprehensive loss was $(1,798,805) and $(352,927) for the quarters ended September 4, 1999 and September 5, 1998, respectively; and $(965,490) and $(9,539) for the year to date periods ended September 4, 1999 and September 5, 1998, respectively.

8.   The following tables set forth revenue and operating profit by segment.


                                                          Thirteen Weeks Ended September 4, 1999
                                                  ----------------------------------------------------
                                                      Food                Ham
                                                   Processing            Curing               Total
                                                  ------------         -----------         -----------
    Revenues from external customers              $ 40,964,363         $   655,680         $41,620,043
    Segment operating expenses                      36,097,367             890,232          36,987,599
                                                  ------------         -----------         -----------
    Segment profit (loss)                            4,866,996            (234,552)          4,632,444

    Corporate expenses                                                                       2,810,282
    Interest expense                                                                         4,100,077
    Other non-operating expense                                                              2,819,537
                                                                                           -----------
    Loss before income taxes, discontinued
         operations and extraordinary item                                                 $(5,097,452)
                                                                                           ===========


                                                           Fifteen Weeks Ended September 5, 1998
                                                  ----------------------------------------------------
                                                      Food                Ham
                                                   Processing            Curing               Total
                                                  ------------         -----------         -----------

    Revenues from external customers              $ 46,104,288         $ 1,782,928         $47,887,216
    Segment operating expenses                      41,076,560           1,675,693          42,752,253
                                                  ------------         -----------         -----------
    Segment profit                                   5,027,728             107,235           5,134,963

    Corporate expenses                                                                       3,491,847
    Interest expense                                                                         3,994,623
    Other non-operating expense                                                                415,048
                                                                                           -----------
    Loss before income taxes, discontinued
         operations and extraordinary item                                                 $(2,766,555)
                                                                                           ===========


                                                         Twenty-six Weeks Ended September 4, 1999
                                                  ----------------------------------------------------
                                                      Food                Ham
                                                   Processing            Curing               Total
                                                  ------------         -----------         -----------

    Revenues from external customers              $ 83,978,713         $ 2,096,052         $86,074,765
    Segment operating expenses                      74,118,221           2,343,137          76,461,358
                                                  ------------         -----------         -----------
    Segment profit (loss)                            9,860,492            (247,085)          9,613,407

    Corporate expenses                                                                       4,560,961
    Interest expense                                                                         7,949,282
    Other non-operating expense                                                              2,888,790
                                                                                           -----------
    Loss before income taxes, discontinued
         operations and extraordinary item                                                 $(5,785,626)
                                                                                           ===========

                                                        Twenty-seven Weeks Ended September 5, 1998
                                                  ----------------------------------------------------
                                                      Food                Ham
                                                   Processing            Curing               Total
                                                  ------------         -----------         -----------
    Revenues from external customers              $ 58,206,818         $ 3,075,244         $61,282,062
    Segment operating expenses                      52,685,472           3,143,101          55,828,573
                                                  ------------         -----------         -----------
    Segment profit (loss)                            5,521,346             (67,857)          5,453,489

    Corporate expenses                                                                       4,731,645
    Interest expense                                                                         4,405,704
    Other non-operating expense                                                                723,072
                                                                                           -----------
    Loss before income taxes, discontinued
         operations and extraordinary item                                                 $(4,406,932)
                                                                                           ===========


     There were no material changes in total assets for the food processing segment from the amounts disclosed in the annual report for the fiscal year ended March 6, 1999. Total assets for the ham curing segment decreased $3,350,858 as a result of the sale of the ham curing segment, discussed in
     Note 10.


9. In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new Statement for the fiscal year ending March 2, 2002. Management is currently evaluating the impact of this Statement.


10. On August 6, 1999, the Company completed the sale of Mom `n' Pop's Country Ham, LLC to the management group of that subsidiary for $995,000. Under the terms of the sale agreement, the Company received cash of $9,950 and an 8%, $985,050 note, due December 31, 1999. In addition, the Company agreed to provide an 8%, $500,000 unsecured working capital line of credit through December 31, 1999. As part of the sales transaction, the Company, on behalf of Mom `n' Pop's Country Ham, LLC, paid $490,178 for a non-compete and consulting agreement with a former executive officer of the subsidiary. In addition, the executive officer received severance benefits totaling $357,583 as a result of the disposal of this business. As a result of this sale, the Company recorded a loss on disposition of $2,826,096. At September 4, 1999, the receivable under the line of credit was $340,453.


11. On September 10, 1999, the Company signed an agreement to sell substantially all of its restaurant operations and thereby committed itself to disposing of its restaurant operations segment in a transaction completed on October 7, 1999. Under the terms of the agreement, the buyer, Carousel Capital Partners, L.P., acquired all restaurant operating subsidiaries of the Company (referred to collectively as "Claremont Restaurant Group") as well as non-compete and consulting contracts with certain key restaurant executives in exchange for a cash purchase price of $50 million. Claremont Restaurant Group owns and operates 49 Sagebrush(R)Steakhouse & Saloon restaurants, 13 Western Steer(R)restaurants and four Prime Sirloin(R)restaurants. In addition, a total of 30 franchised restaurants operate under the Western Steer and Prime Sirloin concepts. The Company expects to record a gain on this sale of approximately $8.0 million in the third quarter of fiscal 2000, with the final amount to be determined subsequent to certain post-closing adjustments.

     Coinciding with the transaction discussed above, on October 4, 1999 the Company sold its one Bennett's restaurant operation to certain members of management for a cash purchase price of $1.1 million, plus the assumption of all related liabilities. The Company expects to record a gain on this sale of approximately $650,000 in the third quarter of fiscal 2000.

     In addition, on September 14, 1999 the Company sold five former restaurant properties and one tract of vacant land, with a combined book value of $2,073,457, to an entity in which a former officer and principal shareholder is a minority investor, for a total price of $975,000. This transaction was completed under an agreement entered into earlier during the fiscal year which was contingent upon the sale of the Claremont Restaurant Group. Under the terms of the initial agreement, all non-operating restaurant properties, consisting of seven former restaurant locations and three tracts of undeveloped land with a total book value of $3,260,816, were offered for sale in exchange for cash proceeds totaling $2,635,000. The agreement further specified that the cash proceeds from the sale of any of these properties to third parties prior to the sale of Claremont Restaurant Group would reduce the purchase price of the remaining pool of properties on a dollar-for-dollar basis, subject to the sale of Claremont Restaurant Group. Prior to September 14, 1999, four of the properties, with a book value totaling $1,187,359, were sold for cash totaling $1,660,000. Three of these properties were sold during the current quarter at a total gain of approximately $390,000. Due to the nature of this transaction, this gain has been deferred and will be netted against the net loss to be recorded in the third quarter from the sale of real estate occurring on September 14, 1999. The Company expects to record a net loss from this transaction of approximately $750,000 in the third quarter of fiscal 2000. This loss will be netted against the other gains, discussed previously, resulting from the disposal of the Claremont Restaurant Group.

     Due to the post-balance-sheet-date disposition of all assets and liabilities relating to the Claremont Restaurant Group, the results of the restaurant segment have been reported separately as discontinued operations in the Consolidated Statements of Operations. The results of the discontinued operations do not reflect any interest expense or management fees allocated by the Company. Prior year consolidated financial statements have been restated to present the Claremont Restaurant Group as a discontinued operation.


     Net sales and income from discontinued operations are as follows:

                                          Quarter Ended                           Year to Date Ended
                                ---------------------------------         ---------------------------------
                                September 4,         September 5,         September 4,         September 5,
                                    1999                 1998                 1999                 1998
                                ------------         ------------         ------------         ------------
Net operating revenues          $ 25,607,119         $ 29,121,175         $ 51,529,006         $ 50,625,456
                                ============         ============         ============         ============

Operating income                   2,198,919            2,626,102            4,410,406            4,821,639
Other expense                        (35,325)            (327,581)            (159,783)            (338,588)
Income tax expense                  (876,256)            (924,822)          (1,721,502)          (1,748,390)
                                ------------         ------------         ------------         ------------

Income from discontinued
     operations                 $  1,287,338         $  1,373,699         $  2,529,121         $  2,734,661
                                ============         ============         ============         ============


     The net assets of the discontinued operations are as follows:

                                                      September 4, 1999       March 6, 1999
                                                      -----------------       -------------

            Current assets                               $  4,187,204         $  2,474,646
            Property, plant and equipment                  38,157,592           40,453,593
            Other assets                                    3,338,222            3,783,656
            Current liabilities                            (7,153,732)          (7,750,921)
            Deferred income taxes                                --               (594,000)
                                                         ------------         ------------

            Net assets of discontinued operations        $ 38,529,586         $ 38,366,974
                                                         ============         ============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company's operations are classified into three business segments: food processing operations, principally fully cooked protein and sandwich production; restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts; and ham curing operations. As discussed in
Note 11 to the Consolidated Financial Statements, the Company sold its restaurant operations effective October 7, 1999. Accordingly, the results of the restaurant operations are shown as a discontinued operation in the Company's Consolidated Statements of Operations and Retained Earnings, and are excluded from the table below.

         As a part of the Pierre acquisition, the Company changed its interim fiscal periods to conform to the standard food processing industry interim periods. In line with this, each quarter of the 52-week fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. Accordingly, the current fiscal quarter contains 13 weeks of operations as compared to 15 weeks of operations in the same fiscal quarter of the prior fiscal year. In addition, year-to-date results for fiscal 2000 reflect twenty-six weeks of operations, compared with twenty-seven weeks in fiscal 1999.

         Results for the fiscal quarters and year to date ended September 4, 1999 and September 5, 1998, are shown below:


                                             Fiscal Quarter Ended                Year to Date Ended
                                         -----------------------------     -----------------------------
                                         September 4,     September 5,     September 4,     September 5,
                                             1999              1998            1999             1998
                                         ------------     ------------     ------------     ------------
(In millions)
Revenues:
Food processing operations               $       41.0     $       46.1     $       84.0     $       58.2
Ham curing operations                              .6              1.8              2.1              3.1
                                         ------------     ------------     ------------     ------------
Total                                            41.6             47.9             86.1             61.3
                                         ------------     ------------     ------------     ------------

Cost of goods sold:
Food processing operations                       23.6             29.7             49.0             40.7
Ham curing operations                              .6              1.4              1.9              2.7
                                         ------------     ------------     ------------     ------------
Total                                            24.2             31.1             50.9             43.4
                                         ------------     ------------     ------------     ------------

Selling, general and administrative              14.1             13.6             27.0             15.2
Depreciation and amortization                     1.5              1.6              3.1              2.0
                                         ------------     ------------     ------------     ------------
Operating income                                  1.8              1.6              5.1               .7
                                         ------------     ------------     ------------     ------------
Other expense                                     6.9              4.4             10.9              5.1
                                         ------------     ------------     ------------     ------------
Loss before income taxes,
   discontinued operations and
   extraordinary item                            (5.1)            (2.8)            (5.8)            (4.4)
Income tax benefit                               (2.1)            (1.1)            (2.4)            (1.7)
                                         ============     ============     ============     ============
Loss before income taxes,
   discontinued operations and
   extraordinary item                    $       (3.0)    $       (1.7)    $       (3.4)    $       (2.7)
                                         ============     ============     ============     ============

Fiscal Quarter Ended September 4, 1999 Compared to Fiscal Quarter Ended September 5, 1998

         Revenues. Revenues from continuing operations decreased by $6.3 million, or 13.1%, comprised of a $5.1 million (11.1%) decrease in the food processing segment and a $1.2 million (63.2%) decrease in the ham curing segment. The decrease in food processing revenues was due to the inclusion in the quarter ended September 5, 1998 of business which did not reoccur in the fiscal quarter ended September 4, 1999. In addition, the quarter ended September 5, 1998 included $1.3 million of revenues due to the inclusion of two extra weeks of the Company's Claremont food processing operations (see Note 1). This decrease was offset by a general increase in demand experienced by the primary food processing business units. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 2, 1999.

         Cost of goods sold. Cost of goods sold decreased by $6.9 million, or 22.2%, comprised of a $6.1 million (20.6%) decrease in the food processing segment and a $.8 million (56.8%) decrease in the ham curing segment. The decrease in food processing cost of goods sold was due to the following factors:
(1) the inclusion in the fiscal quarter ended September 5, 1998 of business which did not reoccur in the fiscal quarter ended September 4, 1999; (2) the inclusion of two extra weeks of cost of goods sold (approximately $.9 million) related to the Company's Claremont food processing operations during the fiscal quarter ended September 5, 1998 (see Note 1); and (3) an overall improvement in the cost structure of the manufacturing process since the fiscal quarter ended September 5, 1998; offset by (4) a general increase in demand experienced by the primary food processing business units. As a percentage of food processing revenues, food processing cost of goods sold decreased from 64.5% to 57.6% due to the reasons stated above. The decrease in ham curing cost of goods sold was due to the Company's strategic decision to exit the ham curing business.

         Selling, general and administrative. Selling, general and administrative expenses increased by $.5 million, or 3.8%, due primarily to professional fees incurred in the disposition of the restaurant and ham curing segments. As a percentage of operating revenues, selling, general and administrative expenses increased from 28.3% to 33.8% for the reasons stated above.

         Depreciation and amortization. Depreciation and amortization decreased by $.1 million, or 3.1%, due to a slight decrease in the amount of capital expenditures incurred over the past twelve months. As a percentage of operating revenues, depreciation and amortization increased from 3.4% to 3.8% due to the reasons stated above.

         Operating income. Operating income increased by $.2 million, or 10.9%, and increased as a percentage of operating revenues from 3.4% to 4.4%, due to the reasons stated above.

         Other expense, net. Net other expense increased by $2.5 million, or 56.9%. This increase was due to the loss on the sale of the Company's ham curing segment and a slight increase in interest expense resulting from borrowings obtained to finance the Pierre acquisition and the Company's recapitalization (see --- "Liquidity and Capital Resources" below).

         Operating loss before income taxes, discontinued operations and extraordinary item. Such loss increased by $2.3 million, or 84.3%, and increased as a percentage of revenues from (5.8%) to (12.2%), for the reasons stated above.

         Income tax provision. The effective tax rate for the fiscal quarter ended September 4, 1999 was 40.5%, as compared to 39.8% for the fiscal quarter ended September 5, 1998. The lower rate in the fiscal quarter ended September 5, 1998 is attributed to general business tax credits.

         Loss before discontinued operations and extraordinary item. Such loss increased by $1.4 million, or 82.1%, and increased as a percentage of operating revenues from (3.5%) to (7.3%), for the reasons stated above.

Fiscal Year to Date Ended September 4, 1999 Compared to Fiscal Year to Date Ended September 5, 1998

         Revenues. Revenues from continuing operations increased by $24.8 million, or 40.5%, comprised of a $25.8 million (44.3%) increase in the food processing segment offset by a $1.0 million (31.8%) decrease in the ham curing segment. The increase in food processing revenues was due to the following factors: (1) inclusion of Pierre revenues for 26 weeks in the fiscal year-to-date ended September 4, 1999 versus 13 weeks in the fiscal year-to-date ended September 5, 1998 due to the acquisition of Pierre on June 9, 1998; (2) a general increase in demand experienced by the primary food processing business units; offset by (3) the inclusion in the fiscal quarter ended September 5, 1998 of business manufactured by Pierre as part of the transition from previous ownership in connection with the acquisition of Pierre as of June 9, 1998, and which did not reoccur in the fiscal quarter ended September 4, 1999. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business.

         Cost of goods sold. Cost of goods sold increased by $7.5 million, or 17.3%, comprised of a $8.3 million (20.2%) increase in the food processing segment offset by a $.8 million (28.3%) decrease in the ham curing segment. The increase in food processing cost of goods sold was due to the following factors:
(1) inclusion of Pierre cost of goods sold for 26 weeks in the fiscal year-to-date ended September 4, 1999 versus 13 weeks in the fiscal year-to-date ended September 5, 1998 due to the acquisition of Pierre on June 9,1998; (2) a general increase in demand experienced by the primary food processing business units since the fiscal quarter ended September 5, 1998; offset by (3) an overall improvement in the cost structure of the manufacturing process since the fiscal quarter ended September 5, 1998; and (4) the inclusion in the fiscal quarter ended September 5, 1998 of business which did not reoccur in the fiscal year-to-date ended September 4, 1999. As a percentage of food processing revenues, cost of goods sold decreased from 70.0% to 58.3%, due primarily to the following: (1) the Company's acquisition of Pierre, which has historically realized a higher gross margin percentage than the Company's other food processing operations; (2) an overall improvement in the cost structure of the manufacturing process since the fiscal quarter ended September 5, 1998; and (3) the elimination of business which did not reoccur in the fiscal quarter ended September 4, 1999. The decrease in the ham curing segment was due to the Company's strategic decision to exit the ham curing business.

         Selling, general and administrative. Selling, general and administrative expenses increased by $11.9 million, or 78.7% and, as a percentage of operating revenues, increased from 24.7% to 31.4%, due primarily to the incremental costs associated with the June 9, 1998 Pierre acquisition, specifically selling, distribution, personnel and facilities costs in Cincinnati. Pierre selling, general and administrative expenses include 26 weeks in the fiscal year-to-date ended September 4, 1999 versus 13 weeks in the fiscal year-to-date ended September 5, 1998 due to the acquisition of Pierre on June 9,1998

         Depreciation and amortization. Depreciation and amortization increased by $1.0 million, or 51.9%, due to the inclusion of Pierre depreciation and amortization of 26 weeks in the fiscal year-to-date ended September 4, 1999 versus 13 weeks in the fiscal year-to-date ended September 5, 1998 due to the acquisition of Pierre on June 9,1998. As a percentage of operating revenues, depreciation and amortization increased from 3.3% to 3.6% as a result of the additional depreciation of fixed assets and amortization of intangible assets associated with the Pierre acquisition on June 9, 1998.

         Operating income. Operating income increased by $4.3 million, or 599.9%, and increased as a percentage of revenues from 1.2% to 5.9%, due to the reasons stated above.

         Other expense, net. Net other expense increased by $5.7 million due to the following factors: (1) disposition of the Company's ham curing segment; and
(2) an increase in interest expense resulting from borrowings obtained to finance the Pierre acquisition and the Company's recapitalization (see "--- Liquidity and Capital Resources" below); offset by (3) the dispositions of certain fixtures and equipment deemed worthless as a result of the acquisition and integration of the Sagebrush operations in the fiscal year-to-date ended September 5, 1998, which did not reoccur in the current fiscal year; and (4) the disposition in the prior period of computer software deemed worthless as a result of the acquisition and integration of Pierre into the Company's food processing operations, which did not reoccur in the current fiscal year.

         Loss before income taxes, discontinued operations and extraordinary item. Such loss increased by $1.4 million, or 31.3%, and increased as a percentage of operating revenues from (7.2%) to (6.7%), for the reasons stated above.

         Income tax provision. The effective tax rate for the fiscal quarter ended September 4, 1999 was 40.5%, as compared to 39.0% for the fiscal quarter ended September 5, 1998. Such increase was due to general business tax credits created in the first quarter of fiscal 1999.

         Loss before discontinued operations and extraordinary item. Such loss increased by $.8 million, or 28.0%, and decreased as a percentage of operating revenues from (4.4%) to (4.0%), for the reasons stated above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flows from operating activities and the use of the Company's revolving credit facility. Net cash used by operating activities was $13.8 million for the fiscal quarter ended September 4, 1999 as compared to net cash provided by operating activities of $2.1 million for the fiscal quarter ended September 5, 1998. The decrease in net cash provided by operating activities was primarily due to the following factors: (1) an increase in inventories by $11.0 million due to the seasonal building of inventories, which normally occurs during the late spring and early summer in order to service certain of Pierre's market channels, which require heavy shipments in the late summer and fall; (2) a decrease in trade accounts payable and other accrued liabilities due to the timing of certain payments; and
(3) payment of estimated income taxes due; offset by (4) increased earnings (after reflecting noncash items) from the acquisition of Pierre.

         Cash flows used by investing activities were $.6 million for the fiscal year-to-date ended September 4, 1999, as compared to $132.4 million for the fiscal year-to-date ended September 5, 1998. The primary components of net cash used in investing activities for the fiscal year-to-date ending September 4, 1999, were capital expenditures for the food processing and restaurant segments and payments made for non-compete and consulting agreements offset by the proceeds from the sale of certain Company assets. The decrease in net cash used in investing activities was due to the funds used for the acquisition of Pierre on June 9, 1998, which did not reoccur in the fiscal year-to-date ended September 4, 1999 and the decrease in net cash used for new restaurant construction and conversions from the "buffet style" restaurant to the Sagebrush concept.

         Cash flows provided by financing activities were $14.6 million for the fiscal year-to-date ended September 4, 1999, as compared to $130.9 million for the fiscal year-to-date ended September 5, 1998. The major component of financing activities in the fiscal quarter ended September 4, 1999 was borrowings under the revolving credit facility, which were used primarily to fund the seasonal increase in inventories in the food processing segment and the semi-annual interest payment on the Notes and which were offset partially by the early payoff of the Company's industrial revenue bonds.

         As of September 4, 1999, the Company had a $75.0 million revolving credit facility with a syndicate of four banks. This facility is a five-year revolving line of credit (expiring June 9, 2003) under which the Company may borrow up to an amount (including standby letters of credit up to $2.5 million) equal to the lesser of $75.0 million or a borrowing base (comprised of eligible accounts receivable, inventory, machinery and real property). Funds available under the facility may be used for working capital requirements, permitted acquisitions, permitted investments and general corporate purposes. Borrowings under the facility will bear interest at floating rates based upon he interest rate option selected from time to time by the Company.

         As of September 4, 1999, the Company had approximately $45.9 million in outstanding borrowings under the revolving credit facility and approximately $16.9 million of additional availability. The outstanding borrowings under the revolving credit facility were used to finance part of the Pierre acquisition, restaurant conversions and construction and working capital needs of all business segments. These borrowings are classified as long-term debt on the balance sheet.

         The Company anticipates that for its foreseeable future, its cash requirements, including working capital, capital expenditures and required principal and interest payments under financing arrangements, will be met through a combination of funds provided by operations and borrowings under the revolving credit facility as well as the sale of the restaurant segment and all excess real estate (see Note 11). In addition, from time to time the Company expects to continue its practice of acquiring equipment with the proceeds of capital or operating leases as permitted under such facility.

         The Company has budgeted approximately $2.2 million for capital expenditures for the remainder of its current fiscal year. These expenditures are being devoted to routine capital improvement projects in the food processing segment and other miscellaneous expenditures. The Company believes that funds from operations and funds from existing credit agreements, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

         As discussed in the Annual Report for the fiscal year ended March 6, 1999, the Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at September 4, 1999 have not changed materially since March 6, 1999. Of long-term debt outstanding at September 4, 1999, $11.2 million principal amount was accruing interest at a variable rate. A rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.

         Subsequent to the quarter ended September 4, 1999, the Company sold the Claremont Restaurant Group and, consequently, the results of these operations are shown as a discontinued operation (see Note 11). The Company has used net proceeds from the sale of the Claremont Restaurant Group and its excess real estate to reduce to zero the outstanding borrowings under the Company's revolving credit facility. Accordingly, the Company has no outstanding borrowings under the revolving credit facility and approximately $42.7 million of additional availability.


ENGAGEMENT OF INVESTMENT BANKING FIRM

         The Company engaged Bowles Hollowell Conner & Co., now known as First Union Securities, Inc. ("First Union Securities"), to pursue strategic alternatives to enhance the market price of the Company's common stock. As part of this process, the Company has disposed of its ham curing segment, the Claremont Restaurant Group and all excess real estate. All current operations are conducted in the food processing segment. The engagement and mandate of First Union Securities is continuing.


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

         The Company cannot predict how many, if any, of the responses it receives may prove later to be inaccurate or overly optimistic. The Company is continuing to develop contingency plans, which are based on its actual testing experience and an assessment of outside risks, to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. The costs to implement the Company's plan through September 4, 1999 were $254,635 and are being expensed as incurred. The estimated cost to complete Phase 3 is $115,000. These costs exclude the costs of purchasing Year 2000 compliant computer programs that would have been purchased in the ordinary course of business regardless of Year 2000 concerns. As of September 4, 1999, the Company is on schedule to complete Phase 3 and 4 by October 31, 1999.

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

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, including budgeted amounts and projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, are "forward looking" statements provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, among others, the substantial leverage of the Company, restrictions imposed on the Company by the terms of its revolving credit facility and Senior Notes, risks relating to the Company's ability to execute its business strategy following the Pierre acquisition, competitive considerations, government regulation and general risks of the food industry, the possibility of adverse changes in food costs, the availability of supplies, the Company's dependence on key personnel, potential labor disruptions and "Year 2000" issues. See Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 6, 1999.

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

             Exhibit No.    Description                        Page No.
             -----------    -----------                        --------

                 27         Financial Data Schedule               23

            (b)   Reports on Form 8-K

                    A Current Report on Form 8-K was filed on September 13, 1999, announcing the signing of a definitive agreement to sell the Claremont Restaurant Group.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRESH FOODS, INC.




Date   October 19, 1999             By: /s/ James C. Richardson, Jr.
       ----------------                 ----------------------------------------
                                               James C. Richardson, Jr.
                                               (Chief Executive Officer)




Date   October 19, 1999             By: /s/ James E. Harris
       ----------------                 ----------------------------------------
                                               James E. Harris
                                         (Principal Financial Officer)

                                INDEX TO EXHIBITS

 For inclusion in Quarterly Report on Form 10-Q Quarter Ended September 4, 1999



Exhibit No.                                                            Page No.
-----------                                                            --------

   27                     Financial Data Schedule                         23