Form 10-Q
period 1999-12-04
FRESH FOODS INC
filed 2000-01-18
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 4, 1999

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

                              361 SECOND STREET, NW
                          HICKORY, NORTH CAROLINA 28601
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (513) 874-8741



--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (3) has been subject to such filing requirements for the past 90 days.
                      Yes  [X]                     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at January 1, 2000
                  -----                       ------------------------------
       COMMON STOCK, NO PAR VALUE                       5,848,649

                                FRESH FOODS, INC.

                                      INDEX

                                                                       Page No.


Part I. Financial Information:

Item 1. Financial Statements

  Consolidated Balance Sheets -
  December 4, 1999 and March 6, 1999..................................   1-2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended December 4, 1999
  and Thirteen Weeks Ended December 5, 1998...........................   3-4

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirty-Nine Weeks Ended December 4, 1999
  and Forty Weeks Ended December 5, 1998..............................   5-6

  Consolidated Statements of Cash
  Flows - Thirty-Nine Weeks Ended December 4, 1999 and
  Forty Weeks Ended December 5, 1998..................................   7-8

  Notes to Consolidated Financial
  Statements..........................................................  9-16

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations.................... 17-22


Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K........................... 23-25

  Signatures..........................................................    26

  Index to Exhibits...................................................    27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH FOODS, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets

                                                                             (Unaudited)
                                                                             December 4,            March 6,
                                                                                 1999                 1999
                                                                          -----------------     ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  5,988,325      $  1,664,398
   Accounts receivable, net (includes related party receivables of
     $331,924 and $326,147 at December 4, 1999 and March 6, 1999,
     respectively)                                                              17,612,501        18,565,152
   Notes receivable, net (includes related party notes receivable of
     $857,949 and $986,457 at December 4, 1999 and March 6, 1999,
     respectively)                                                                 908,800         1,122,268
   Inventories                                                                  32,119,779        30,430,482
   Income taxes receivable                                                       2,146,788              --
   Deferred income taxes                                                         1,101,761         2,722,095
   Prepaid expenses and other current assets (includes related party
      prepaid expenses of $105,356 at December 4, 1999)                            794,851           988,023
                                                                              ------------      ------------

           Total current assets                                                 60,672,805        55,492,418
                                                                              ------------      ------------


PROPERTY, PLANT AND EQUIPMENT, NET                                              34,734,290        74,999,394
                                                                              ------------      ------------


OTHER ASSETS:
   Properties held for sale                                                           --           2,086,847
   Trade name, net                                                              42,134,136        43,242,636
   Excess of cost over fair value of net assets of businesses acquired,
      net                                                                       29,149,379        32,623,400
   Other intangible assets, net                                                  2,604,953         3,520,053
   Notes receivable (includes related party notes receivable of $313,274
         at March 6, 1999)                                                            --             367,494
   Deferred loan origination fees, net                                           3,906,746         4,524,753
   Other                                                                              --             132,028
                                                                              ------------      ------------

           Total other assets                                                   77,795,214        86,497,211
                                                                              ------------      ------------

           Total assets                                                       $173,202,309      $216,989,023
                                                                              ============      ============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

                                                                                     (Unaudited)
                                                                             December 4,           March 6,
                                                                                 1999                 1999
                                                                          ----------------     ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt                                        $    359,534      $    673,752
   Trade accounts payable (includes related party payables of $180,324
       and $92,370 at December 4, 1999 and March 6, 1999, respectively)             4,834,892        11,255,920
   Income taxes payable                                                                  --             151,366
   Accrued insurance                                                                  145,032         1,155,942
   Accrued interest                                                                   140,211         3,533,771
   Accrued payroll and payroll taxes                                                5,236,749         4,941,033
   Accrued marketing and advertising (includes related party payables
       of  $18,096 at December 4, 1999)                                             2,377,268         1,420,580
   Accrued taxes (other than income and payroll)                                      461,536         1,176,888
   Other accrued liabilities (includes related party accrued liabilities of
       $1,695,922 at December 4, 1999 and $185,000 at
       March 6, 1999)                                                               3,533,492         3,351,366
                                                                                 ------------      ------------

                Total current liabilities                                          17,088,714        27,660,618

LONG TERM DEBT, less current installments                                         115,197,270       146,265,928

DEFERRED INCOME TAXES                                                               1,003,357         1,910,468

SHAREHOLDERS' EQUITY:
   Preferred stock - par value $.10, authorized 2,500,000 shares; no
     shares issued                                                                       --                --
   Common stock - no par value, authorized 100,000,000 shares; issued and outstanding December 4, 1999 - 5,831,719 shares and March 6,
     1999 - 5,807,049 shares                                                        5,831,719         5,807,049
   Additional paid in capital                                                      23,767,280        23,251,845
   Retained earnings                                                               10,313,969        12,093,115
                                                                                 ------------      ------------

                Total shareholders' equity                                         39,912,968        41,152,009
                                                                                 ------------      ------------

                Total liabilities and shareholders' equity                       $173,202,309      $216,989,023
                                                                                 ============      ============



See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
Thirteen Weeks Ended December 4, 1999 and Thirteen Weeks Ended December 5, 1998
                                   (Unaudited)

                                                                                       1999                1998
                                                                                       ----                ----
REVENUES:
    Food processing                                                                $ 50,012,578       $ 46,015,410
    Ham curing                                                                             --            2,336,986
                                                                                   ------------       ------------
               Total operating revenues                                              50,012,578         48,352,396
                                                                                   ------------       ------------

COSTS AND EXPENSES:
    Cost of goods sold (includes related party transactions totaling
        $31,440 in 1998)                                                             32,257,768         30,087,735
    Selling, general and administrative expenses (includes related party transactions totaling $1,842,038 and $548,489 in 1999 and 1998,
        respectively)                                                                22,234,985         11,707,676
    Depreciation and amortization                                                     1,567,003          1,696,662
                                                                                   ------------       ------------
              Total costs and expenses                                               56,059,756         43,492,073
                                                                                   ------------       ------------

OPERATING INCOME (LOSS)                                                              (6,047,178)         4,860,323
                                                                                   ------------       ------------

OTHER INCOME (EXPENSE):
    Net loss on disposition of property, plant and equipment                            (28,233)           (14,970)
    Interest expense                                                                 (3,667,038)        (4,048,536)
    Other income (expense), net - (including interest) (includes related party income totaling $46,960 and $18,759 in 1999 and 1998,
        respectively)                                                                    99,224           (171,332)
                                                                                   ------------       ------------
                 Other expense, net                                                  (3,596,047)        (4,234,838)
                                                                                   ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                        (9,643,225)           625,485

INCOME TAX BENEFIT (EXPENSE)                                                          1,728,597           (369,950)
                                                                                   ------------       ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                         (7,914,628)           255,535

DISCONTINUED OPERATIONS:

     Income from discontinued restaurant segment (net of income taxes of
           $214,473 and $529,357 in 1999 and 1998, respectively)                        299,246            981,664
     Gain on disposal of discontinued restaurant segment (net of income taxes
           of $3,968,525)                                                             6,801,726               --
                                                                                   ------------       ------------
                      Discontinued operations, net                                    7,100,972            981,664
                                                                                   ------------       ------------

NET INCOME (LOSS)                                                                  $   (813,656)      $  1,237,199
                                                                                   ============       ============

RETAINED EARNINGS:
    Balance at beginning of period                                                   11,127,625          9,642,510
    Net income (loss)                                                                  (813,656)         1,237,199
                                                                                   ------------       ------------
    Balance at end of period                                                       $ 10,313,969       $ 10,879,709
                                                                                   ============       ============

INCOME (LOSS) PER SHARE - BASIC
      Income (loss) per share from continuing operations                           $      (1.36)      $        .04
      Discontinued operations:
           Income per share from discontinued operations, net                               .05                .17
           Income per share from disposal of discontinued operations, net                  1.17              --
                                                                                   ------------       ------------
                     Discontinued operations, net                                          1.22                .17
                                                                                   ------------       ------------
      Net income (loss) per share                                                  $       (.14)      $        .21
                                                                                   ============       ============

INCOME (LOSS) PER SHARE - DILUTED
      Income (loss) per share from continuing operations                           $      (1.36)      $        .04
      Discontinued operations:
           Income per share from discontinued operations, net                               .05                .16
           Income per share from disposal of discontinued operations, net                  1.17              --
                                                                                   ------------       ------------
                     Discontinued operations, net                                          1.22                .16
                                                                                   ------------       ------------
      Net income (loss) per share                                                  $       (.14)      $        .20
                                                                                   ============       ============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings Thirty-nine Weeks Ended December 4, 1999 and Forty Weeks Ended December 5, 1998
                                   (Unaudited)

                                                                                    1999                  1998
                                                                                    ----                  ----
REVENUES:
    Food processing                                                            $ 133,991,291       $ 104,222,228
    Ham curing                                                                     2,096,052           5,412,230
                                                                               -------------       -------------
               Total operating revenues                                          136,087,343         109,634,458
                                                                               -------------       -------------

COSTS AND EXPENSES:
    Cost of goods sold (includes related party transactions totaling
        $2,882 and $263,929 in 1999 and 1998, respectively)                       82,665,162          73,479,849
    Selling, general and administrative expenses (includes related party transactions totaling $3,444,961 and $2,015,974 in 1999 and 1998,
        respectively)                                                             49,776,969          26,852,242
    Depreciation and amortization                                                  4,639,944           3,720,199
                                                                               -------------       -------------
              Total costs and expenses                                           137,082,075         104,052,290
                                                                               -------------       -------------

OPERATING INCOME (LOSS)                                                             (994,732)          5,582,168
                                                                               -------------       -------------

OTHER INCOME (EXPENSE):
    Net loss on sale of  Mom `n' Pop's Country Ham, LLC                           (2,857,160)               --
    Net loss on disposition of property, plant and equipment                         (29,909)           (996,795)
    Interest expense                                                             (11,616,320)         (8,454,239)
    Other income (expense), net - (including interest) (includes related party income totaling $91,950 in 1999 and $62,120 in 1998,
        respectively)                                                                 69,270              87,420
                                                                               -------------       -------------
                 Other expense, net                                              (14,434,119)         (9,363,614)
                                                                               -------------       -------------

LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM         (15,428,851)         (3,781,446)

INCOME TAX BENEFIT                                                                 4,071,962           1,345,346
                                                                               -------------       -------------

LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM                       (11,356,889)         (2,436,100)

DISCONTINUED OPERATIONS:

     Income from discontinued restaurant segment (net of income taxes of
            $1,507,029 and $2,277,747 in 1999 and 1998, respectively)              2,828,367           3,716,325
     Gain on disposal of discontinued restaurant segment (net of income
            taxes of $3,968,525)                                                   6,801,726                --
                                                                               -------------       -------------
                      Discontinued operations, net                                 9,630,093           3,716,325
                                                                               -------------       -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                           (1,726,796)          1,280,225

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT (NET OF INCOME TAX
    BENEFIT OF $35,633 AND $42,312 IN 1999 AND 1998, RESPECTIVELY)                   (52,350)            (62,774)
                                                                               -------------       -------------

NET INCOME (LOSS)                                                              $  (1,779,146)      $   1,217,451
                                                                               =============       =============

RETAINED EARNINGS:
    Balance at beginning of period                                                12,093,115           9,662,258
    Net income (loss)                                                             (1,779,146)          1,217,451
                                                                               -------------       -------------
    Balance at end of period                                                   $  10,313,969       $  10,879,709
                                                                               =============       =============


INCOME (LOSS) PER SHARE - BASIC
      Loss per share from continuing operations                                $       (1.95)      $        (.41)
      Discontinued operations:
           Income per share from discontinued restaurant segment, net                    .49                 .63
           Income per share from disposal of discontinued operations, net               1.17              --
                                                                               -------------       -------------
                     Discontinued operations, net                                       1.66                 .63
                                                                               -------------       -------------
      Loss per share from early extinguishment of debt, net                             (.01)               (.01)
                                                                               -------------       -------------
      Net income (loss) per share                                              $        (.30)      $         .21
                                                                               =============       =============

INCOME (LOSS) PER SHARE - DILUTED
      Loss per share from continuing operations                                $       (1.95)      $        (.40)
      Discontinued operations:
           Income per share from discontinued operations, net                            .49                 .61
           Income per share from disposal of discontinued operations, net               1.17              --
                                                                               -------------       -------------
                     Discontinued operations, net                                       1.66                 .61
                                                                               -------------       -------------
      Loss per share from early extinguishment of debt, net                             (.01)               (.01)
                                                                               -------------       -------------
      Net income (loss) per share                                              $        (.30)      $         .20
                                                                               =============       =============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
Thirty-nine Weeks Ended December 4, 1999 and Forty Weeks Ended December 5, 1998
                                   (Unaudited)

                                                                                1999                 1998
                                                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                                        $ (1,779,146)      $   1,217,451
                                                                             ------------       -------------

    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of business acquisition and dispositions:

       Extraordinary loss from early extinguishment of debt (before tax
         benefit of $35,633 and $42,312 in 1999 and 1998, respectively)            87,983             105,086
       Depreciation and amortization                                            6,795,241           6,348,111
       Depreciation on properties leased to others                                116,837             212,166
       Deferred income taxes                                                      713,223             420,048
       Net loss on disposition of property, plant and equipment                 2,866,027             994,988
       Net gain on disposition of discontinued operations                     (10,805,626)               --
       Other non-cash adjustments to earnings                                     642,727             406,900
       Changes in operating assets and liabilities:
         Receivables                                                             (476,767)         (2,961,225)
         Inventories                                                           (3,793,185)          1,140,208
         Income taxes receivable, prepaid expenses and other
               current assets                                                  (2,231,561)           (581,411)
         Trade accounts payable, incomes taxes payable and accrued
               liabilities                                                     (3,623,030)         (1,386,227)
                                                                             ------------       -------------

               Total adjustments                                               (9,708,131)          4,698,644
                                                                             ------------       -------------

               Net cash provided by (used in) operating activities            (11,487,277)          5,916,095
                                                                             ------------       -------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of net assets of Pierre Foods                                           --          (123,460,948)
    Proceeds from sales of property, plant and equipment (including
         sales to related parties of $19,750 in 1999)                             620,292              87,890
    Net proceeds from disposal of restaurant division                          49,234,814                --
    Decrease in related party notes receivables                                 1,436,782             250,000
    Decrease in other notes receivable                                            139,180             173,561
    Capital expenditures to related parties                                      (316,233)         (1,802,185)
    Capital expenditures - other                                               (3,468,571)        (10,678,199)
    Payments for non-compete and consulting agreements                           (490,178)               --
    Other investing activities, net                                                53,877                --
                                                                             ------------       -------------

               Net cash provided by (used in) investing activities             47,209,963        (135,429,881)
                                                                             ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of senior notes                                          --            115,000,000
    Net borrowings (repayments) under revolving credit agreement              (29,000,000)         38,102,085
    Principal payments on long-term debt                                       (2,337,775)        (12,560,741)
    Net repayments under short-term borrowing agreements                            --             (5,105,144)
    Loan origination fees                                                        (177,909)         (4,782,088)
    Proceeds from exercise of stock options                                       116,925              74,750
                                                                             ------------       -------------

               Net cash provided by (used in) financing activities            (31,398,759)        130,728,862
                                                                             ------------       -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                       4,323,927           1,215,076

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,664,398           2,818,071
                                                                             ------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  5,988,325         $ 4,033,147
                                                                             ============       =============



See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.     BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 4, 1999 and March 6, 1999, the results of operations for the thirteen weeks and thirty-nine weeks ended December 4, 1999 and the thirteen weeks and forty weeks ended December 5, 1998, and the cash flows for the thirty-nine weeks ended December 4, 1999 and the forty weeks ended December 5, 1998. Financial statements for the periods in the fiscal year ended March 6, 1999 ("fiscal 1999") have been reclassified, where applicable, to conform to financial statement presentation used for the periods in the fiscal year ending March 4, 2000 ("fiscal 2000").

         The Company reports the results of its operations using a 52-53 week basis. During fiscal 1999 the Company changed its interim fiscal periods to conform to standard food processing industry interim periods. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. Due to the change in interim fiscal periods during fiscal 1999, current quarter results reflect 13 weeks of operations and current year-to-date results reflect 39 weeks of operations, compared with 13 weeks and 40 weeks for the respective periods during fiscal 1999. The effect of the additional one week in the year-to-date ended December 5, 1998 is not material.

         The results of operations for the thirteen weeks and thirty-nine weeks ended December 4, 1999 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the Company's March 6, 1999 audited consolidated financial statements and notes thereto.


2.     INVENTORY

         A summary of inventories, by major classifications, follows:

                                              December 4,           March 6,
                                                 1999                 1999
                                           ---------------      ---------------
           Manufacturing supplies          $     2,814,650      $     1,299,177
           Raw materials                         2,784,625            4,553,087
           Work in process                             306            1,008,315
           Finished goods                       26,520,198           22,776,027
           Restaurant food and supplies                  -              793,876
                                           ---------------      ---------------
                      Total                $    32,119,779      $    30,430,482
                                           ===============      ===============


3.     WEIGHTED AVERAGE SHARES

         Weighted average shares outstanding used in the calculation of basic income (loss) per share reflect the issuance of common stock under existing stock option and award programs. Weighted average shares outstanding for basic and diluted income (loss) per share were as follows:

                               Quarter Ended             Year-to-date Ended
                         -------------------------   -------------------------
                         December 4,   December 5,   December 4,   December 5,
                            1999          1998          1999          1998
                         -----------   -----------   -----------   -----------

     Basic shares         5,821,347     5,914,174     5,827,173     5,908,018
     Diluted shares       5,821,347     6,006,195     5,827,173     6,102,926


4.     SUPPLEMENTAL CASH FLOW DISCLOSURES - CASH PAID DURING THE PERIOD


                                       Thirty-nine                   Forty
                                       Weeks Ended                Weeks Ended
                                     December 4, 1999          December 5, 1998
                                     ----------------          ----------------

           Interest                  $     14,413,440          $      7,655,265
                                     ================          ================

           Income taxes              $      2,952,890          $      2,614,677
                                     ================          ================


         During the second quarter of fiscal 2000, the Company received an 8%, $985,050 note due December 31, 1999, related to the sale of Mom `n' Pop's Country Ham, LLC (Note 11). During the third quarter of fiscal 2000, the principal amount of the note plus accrued interest was paid in full.


5.     PURCHASE OF PIERRE FOODS DIVISION

         On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson Foods, Inc. ("Hudson"), a wholly owned subsidiary of Tyson Foods, Inc. The following unaudited pro forma consolidated results of operations assume the Pierre acquisition occurred as of the beginning of fiscal 1999:

                                                                (In Thousands,
                                                                  Except Per
                                                                 Share Data)

                                                                    Forty
                                                                 Weeks Ended
                                                               December 5, 1998
                                                               ----------------

       Revenues                                                $        138,512
                                                               ================

       Operating income                                                   5,690
                                                               ----------------

       Loss before discontinued operations and
         extraordinary item                                              (4,815)
       Income from discontinued restaurant segment, net                   3,717
       Extraordinary loss from early extinguishment of
         debt, net                                                          (73)
                                                               ----------------

       Net loss                                                $         (1,171)
                                                               ================


       Basic loss per share
         Loss before discontinued operations and
           extraordinary item                                  $          (0.81)
         Discontinued restaurant segment, net                              0.62
         Extraordinary loss from early extinguishment of
           debt, net                                                      (0.01)
                                                               ----------------
         Net loss                                              $          (0.20)
                                                               ================

6.     COMPREHENSIVE INCOME

         Total comprehensive income (loss) was comprised solely of the net loss in the fiscal 2000 period and net income and unrealized holding gains on available-for-sale securities in the fiscal 1999 period. Comprehensive income was $(813,656) and $1,224,634 for the quarters ended December 4, 1999 and December 5, 1998, respectively, and $(1,779,146) and $1,215,095 for the year-to-date periods ended December 4, 1999 and December 5, 1998, respectively.


7.     SEGMENTS

         The following tables set forth revenue and operating profit by segment included in continuing operations.


                                      Thirteen Weeks Ended December 4, 1999
                                      -------------------------------------
                                          Food          Ham
                                       Processing      Curing      Total
                                      ------------  ----------  -----------

Revenues from external customers      $ 50,012,578       --     $50,012,578
Segment operating expenses              47,722,989       --      47,722,989
                                      ------------  ----------  -----------
Segment profit                           2,289,589       --       2,289,589

Corporate expenses                                                8,336,767
Interest expense                                                  3,667,038
Other non-operating income                                          (70,991)
                                                                -----------
Loss before income taxes and
     discontinued operations                                    $(9,643,225)
                                                                ===========


                                      Thirteen Weeks Ended December 5, 1998
                                      -------------------------------------
                                          Food          Ham
                                       Processing      Curing      Total
                                      ------------  ----------  -----------

Revenues from external customers      $ 46,015,410   2,336,986  $48,352,396
Segment operating expenses              39,853,188   2,440,256   42,293,444
                                      ------------   ---------  -----------
Segment profit (loss)                    6,162,222    (103,270)   6,058,952

Corporate expenses                                                1,198,629
Interest expense                                                  4,048,536
Other non-operating expense                                         186,302
                                                                -----------
Income before income taxes and
     discontinued operations                                    $   625,485
                                                                ===========

                                      Thirty-nine Weeks Ended December 4, 1999
                                      ----------------------------------------
                                           Food          Ham
                                        Processing      Curing       Total
                                       ------------  ----------  ------------

Revenues from external customers       $133,991,291   2,096,052  $136,087,343
Segment operating expenses              121,841,210   2,366,168   124,207,378
                                       ------------   ---------  ------------
Segment profit (loss)                    12,150,081    (270,116)   11,879,965

Corporate expenses                                                 12,874,697
Interest expense                                                   11,616,320
Other non-operating expense                                         2,817,799
                                                                 ------------
Loss before income taxes,
     discontinued operations
     and extraordinary item                                      $(15,428,851)
                                                                 ============


                                          Forty Weeks Ended December 5, 1998
                                      -----------------------------------------
                                           Food          Ham
                                        Processing      Curing       Total
                                       ------------  ----------  ------------

      Revenues from external customers $104,222,228   5,412,230  $109,634,458
      Segment operating expenses         92,538,660   5,583,357    98,122,017
                                       ------------  ----------  ------------
      Segment profit (loss)              11,683,568    (171,127)   11,512,441

      Corporate expenses                                            5,930,273
      Interest expense                                              8,454,239
      Other non-operating expense                                     909,375
                                                                 ------------
      Loss before income taxes,
           discontinued operations
           and extraordinary item                                $ (3,781,446)
                                                                 ============


         There were no material changes in total assets for the food processing segment from the amounts disclosed in the annual report for the fiscal year ended March 6, 1999. Total assets for the ham curing segment decreased $3,350,858 as a result of the sale of the ham curing segment, discussed in Note
11. Total assets for the restaurant segment decreased $34,678,481 as a result of the sale of the restaurant segment, discussed in Note 10.


8.     LONG-TERM DEBT

         During the current year, the Company and its lenders made necessary amendments to the credit agreement and indenture governing the Company's $75 million revolving credit facility and $115 million Senior Notes to facilitate the execution of corporate transactions. The amendments did not alter the economic terms of these borrowings.

         During the current quarter, the Company paid off all outstanding balances under its revolving credit facility with the proceeds from the sale of its restaurant segment ("Claremont Restaurant Group"). At December 4, 1999, the Company was not in compliance with the financial covenant relating to fixed charges under this agreement. Therefore, the Company has no availability for borrowings under this credit facility until the covenant violation is cured, waived or amended.

9.     SHAREHOLDERS' EQUITY

         Set forth below is the change in shareholders' equity for the thirty-nine week period ended December 4, 1999:

                                 Common          Paid in          Retained
                                 Stock           Capital          Earnings            Total
                               ---------      -----------      ------------       ------------

Balance, March 6, 1999         5,807,049      $23,251,845      $ 12,093,115       $ 41,152,009

Stock options exercised           22,500           94,363              --              116,863
Stock awards granted               2,170           12,783              --               14,953
Short swing profit
  reimbursement                     --             62,319              --               62,319
Accelerated vesting of
  stock options                     --            345,970              --              345,970
Current year net income             --               --          (1,779,146)        (1,779,146)
                               ---------      -----------      ------------       ------------

Balance, December 4, 1999      5,831,719      $23,767,280      $ 10,313,969       $ 39,912,968
                               =========      ===========      ============       ============



10.     DISCONTINUED OPERATIONS

         On September 10, 1999, the Company signed an agreement to sell substantially all of its restaurant operations and thereby committed itself to disposing of its restaurant segment in a transaction completed on October 8, 1999. Under the terms of the agreement, the buyer, Carousel Capital Partners, L.P., acquired the Claremont Restaurant Group, as well as non-compete and consulting contracts with certain key restaurant executives in exchange for a cash purchase price of $49,796,904, subject to adjustments. Cash proceeds were used for payments to key restaurant executives for severance, consulting, and noncompete agreements totaling $2,015,361 (See Note 13), payments of bonuses to certain restaurant employees totaling $333,868, and payments of investment banking, legal, and accounting fees totaling $1,756,167 to arrive at net cash proceeds of $45,691,508. As of October 8, 1999, the net book value of Claremont Restaurant Group was $34,074,024, resulting in a gain of $11,617,484. In addition, at the time of the sale, the Company accelerated vesting of stock options for all restaurant employees, resulting in the recognition of a charge totaling $207,314, which reduced the net gain to $11,410,170.

         Coinciding with the transaction discussed above, on October 3, 1999 the Company sold the net assets of its one Bennett's restaurant operation to certain members of management for a cash purchase price of $1,100,000. Net cash proceeds received after payment of legal and other fees totaled $1,080,083, resulting in a net gain of $522,210 from the sale.

         In addition, on September 14, 1999 the Company sold five former restaurant properties and one tract of vacant land, with a combined book value of $2,433,482, to an entity in which a former officer and principal shareholder is a minority investor, for a total cash price of $975,000. This transaction was completed under an agreement entered into earlier during the fiscal year and was contingent upon the sale of the Claremont Restaurant Group. Under the terms of the initial agreement, all non-operating restaurant properties, consisting of seven former restaurant locations and three tracts of undeveloped land with a total book value of $3,620,842, were offered for sale at an aggregate price of $2,635,000. The agreement further specified that the cash proceeds from the sale of any of these properties to third parties prior to the sale of Claremont Restaurant Group would reduce the purchase price of the remaining pool of properties on a dollar-for-dollar basis, subject to the sale of Claremont Restaurant Group. Prior to the beginning of the current quarter, four of the properties, with a book value totaling $1,187,359, were sold to unrelated third parties for cash totaling $1,660,000. Due to the nature of this transaction, gross gains totaling $369,029 were deferred and are netted with the loss recorded in the third quarter from the sale of the remaining real estate occurring on September 14, 1999. Net cash proceeds from these transactions, after legal fees and other settlement costs, totaled $2,463,223, resulting in a net loss of $1,157,619.

         Due to the disposition of all assets and liabilities relating to the Claremont Restaurant Group, the results of the restaurant segment have been reported separately as discontinued operations in the Consolidated Statements of Operations and Retained Earnings. Operating results prior to the measurement date of September 10, 1999 are presented in "Income From Discontinued Restaurant Segment". The operating loss subsequent to the measurement date through the date of disposal was $4,510 and is included in "Gain on Disposal of Discontinued Restaurant Segment", along with the gains and losses discussed above. The results of the discontinued operations do not reflect any interest expense or management fees allocated by the Company. In addition, the results of discontinued operations exclude transaction success bonuses paid to certain corporate officers totaling $3,102,689, as well as amounts totaling $1,389,503 paid to the Company's former Chairman under a severance, consulting, and noncompete agreement as part of the sale (Note 13). Prior year consolidated financial statements have been reclassified to present the Claremont Restaurant Group as a discontinued operation.

     Net revenues and income from discontinued operations are as follows:

                                           Quarter Ended                    Year-to-date Ended
                                  ------------------------------      ------------------------------
                                   December 4,       December 5,       December 4,       December 5,
                                      1999              1998              1999               1998
                                  ------------       -----------      ------------       -----------

Net operating revenues            $  8,054,899       $28,404,421      $ 59,583,905       $79,029,877
                                  ============       ===========      ============       ===========

Operating income                        40,090         1,541,254         4,450,496         6,362,893
Other expense, net                     (44,683)           30,233           115,100           368,821
Income tax expense (benefit)          (214,473)          529,357         1,507,029         2,277,747
                                  ------------       -----------      ------------       -----------

Income from discontinued
     operations                   $    299,246       $   981,664      $  2,828,367       $ 3,716,325
                                  ============       ===========      ============       ===========


Pretax gain from disposal of
     discontinued restaurant
     segment                       (10,770,251)             --         (10,770,251)             --
Income tax expense                   3,968,525              --           3,968,525              --
                                  ------------       -----------      ------------       -----------

Gain from disposal of
     discontinued restaurant
     segment                      $  6,801,726       $      --        $  6,801,726       $      --
                                  ============       ===========      ============       ===========


         All net assets of the discontinued restaurant segment were sold prior to December 4, 1999. At March 6, 1999, the net assets of the discontinued operations were as follows:

         Current assets                                          $   2,474,646
         Property, plant and equipment                              40,453,593
         Other assets                                                3,783,656
         Current liabilities                                       (7,750,921)
         Deferred income taxes                                       (594,000)
                                                                 ------------

         Net assets of discontinued operations                   $  38,366,974
                                                                 =============

11.     DISPOSITION OF MOM `N" POP'S COUNTRY HAM, LLC

        Effective July 3, 1999, the Company sold Mom `n' Pop's Country Ham, LLC to the management group of that subsidiary for $995,000. Under the terms of the sale agreement, the Company received cash of $9,950 and an 8%, unsecured $985,050 note, due December 31, 1999. In addition, the Company agreed to provide an 8%, $500,000 unsecured working capital line of credit through December 31, 1999. As part of the sale transaction, the Company, on behalf of Mom `n' Pop's Country Ham, LLC, paid $490,178 for a non-compete and consulting agreement with a former executive officer of the subsidiary. In addition, the executive officer received severance benefits totaling $357,583 as a result of the disposal of this business. As a result of this sale, the Company recorded a loss on disposition of $2,857,160. Included in this loss is a charge of $23,031 resulting from the acceleration of vesting on options for employees of Mom `n' Pop's Country Ham, LLC. As of December 4, 1999, all outstanding principal amounts and accrued interest under the note and working capital line were paid in full.


12.    INCOME TAXES

         For the thirty-nine weeks ended December 4, 1999, the Company recorded a tax benefit of $4,071,962, or 26.4%, relating to the loss from continuing operations of $15,428,851. For the thirteen weeks ended December 4, 1999, the Company recorded tax benefit of $1,728,597, or 17.9% relating to the loss from continuing operations of $9,643,225. The tax benefits recorded during these periods were reduced due to certain expenses totaling $2,471,000 not being deductible for income tax purposes due to limitations imposed by Section 162(m) of the Internal Revenue Code which, under certain circumstances, limits deductibility of annual compensation to individual employees for amounts in excess of $1.0 million.


13.     MANAGEMENT AGREEMENTS

         During the second quarter of fiscal 2000, the Company replaced certain existing Change in Control Agreements with two key restaurant executives (Mr. Miller and Mr. Templeton) and with the Company's former Chairman (Mr. Howard) with Severance, Consulting and Noncompete Agreements. These agreements, which became effective with the disposition of the restaurant operations, provide the terms under which the three named executives are to provide consulting services to Claremont Restaurant Group, and are to refrain from engaging in competitive activities related to restaurant operations and franchising for a period of five years. On October 7, 1999, payments totaling $2,015,361 were made to the two restaurant executives as a result of these agreements, and the consulting and noncompete agreements were transferred to Carousel Capital Partners, L.P. The costs of the agreements are reflected in Gain on Disposal of Discontinued Restaurant Segment (Note 10). Payments made to the Company's former Chairman under this agreement totaled $1,389,503 and are included in continuing operations in Selling, General and Administrative Expense during the current quarter.

         On June 30, 1999, the Company replaced the existing Change in Control Agreement with the Company's former Chief Financial Officer (Mr. Harris) with a Bonus Agreement which specified the amounts of bonus payments to be received upon the disposition of either or both of the Company's restaurant segment and the food processing segment. Payments totaling $1,059,701 were made under the terms of this agreement during the current quarter as a result of the sale of Claremont Restaurant Group, and the related expense is included in continuing operations in Selling, General and Administrative Expense.

         On July 6, 1999, the Company replaced certain existing Change in Control Agreements with the Company's current Chairman (Mr. Richardson) and current Vice Chairman (Mr. Clark) with revised Change in Control Agreements. The revised agreements provide that, if a change in control of the Company occurs, the following benefits will be provided by the Company: three times the amount of the annual base salary of the officer; three times the amount of the cash bonus paid or payable to such person for the most recent fiscal year; and a "gross-up" payment for all excise and income tax liabilities resulting from payments under the Change in Control Agreements. A change in control of the Company is considered to have occurred if: 1) the individuals who constituted the Board of Directors as of the date of the applicable Change in Control Agreement cease to constitute a majority of the Board; 2) any "person" (as defined in the applicable Change in Control Agreement) acquires 15% of the Company's common stock; 3) any of certain business combinations is consummated, unless the beneficial owners of the Company's common stock before the combination own more than 50% of the stock after the combination; or 4) the Company is liquidated or dissolved. Payments under the Change in Control Agreements are payable upon a change in control of the Company, whether or not an officer's employment is terminated. The term of each Change in Control Agreement is ten years unless it expires earlier upon the termination of an officer's employment.

         On August 18, 1999, the Company entered into an Incentive Agreement with the Company's current President (Mr. Woodhams), which replaced a Change in Control Agreement and Employment Contract. The agreement, as amended on January 1, 2000, specifies terms relating to salary and bonus amounts to be paid to the executive during the four year-term of the agreement, as well as severance and disposition bonus amounts to be received upon any sale of the Company.

         On December 17, 1999, the Company signed an Amended and Restated Management Services Agreement with HERTH Management, Inc ("HERTH"). The amended agreement, which terminates March 31, 2002, outlines the nature and services to be provided by HERTH and continues to provide for annual payments totaling $1,500,000, payable in four equal quarterly installments.


14.     COMMITMENTS AND CONTINGENCIES

         On December 21, 1999, the Company signed an agreement with a shareholder which finalized an agreement in principal reached on November 16, 1999. Under the terms of the agreement, the Company agreed to purchase from the shareholder 68,024 shares of the Company's common stock and receive a release of any possible claims for a total price of $1,020,360. The excess of the purchase price over the market price of the stock at November 16, 1999 totals $442,156 and has been recognized as Selling, General and Administrative Expense during the current quarter.


15.     SUBSEQUENT EVENTS

         On December 27, 1999, the Company adopted a plan of reorganization which merged Pierre Foods, LLC and Pierre Leasing, LLC into Fresh Foods, Inc., which was effective December 31, 1999. Subsequent to the reorganization, Fresh Foods Properties, LLC is the only subsidiary of Fresh Foods, Inc.

         On January 14, 2000, the Company entered into a Consulting and Noncompete Agreement with Mr. Charles F. Connor, Jr., a significant shareholder and co-founder of the Company. The agreement, which has a five-year term, provides payments of $200,000 per year and family medical insurance coverage.

         On January 6, 2000, the Company entered into a Consulting and Noncompete Agreement with Mr. L. Dent Miller, a significant shareholder, former President of the Claremont Restaurant Group and member of the Company's Board of Directors. The agreement, which has a five-year term, provides payments of $200,000 per year and family medical insurance coverage. Mr. Miller also resigned from his position as a member of the Board of Directors of the Company, pursuant to his Consulting and Noncompete Agreement.

         On December 16, 1999, the Board of Directors approved a loan to Mr. James C. Richardson, the Company's current Chairman, of an amount up to $8.5 million for the purpose of enabling Mr. Richardson to purchase shares of the Company's common stock owned by certain shareholders. The proposed terms of the loan provide that any amount outstanding will bear a simple interest rate of eight and one-half percent, with principal and interest due at maturity, which will be three years from the date of such loan. The Board's approval was given subject to approval by the Company's lenders.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company's operations are classified into three business segments: food processing operations, principally fully cooked protein and sandwich production; restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts; and ham curing operations. As discussed in Notes 10 and 11 to the Consolidated Financial Statements, the Company sold its ham curing business effective July 3, 1999, and sold its restaurant operations effective October 8, 1999. Accordingly, the results of the restaurant operations are presented as a discontinued operation in the Company's Consolidated Statements of Operations and Retained Earnings, and are excluded from the table below. The ham curing operations do not quality for discontinued operations presentation.

         As a part of the Pierre acquisition, the Company changed its interim fiscal periods to conform to the standard food processing industry interim periods. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. Due to the change in interim fiscal periods during fiscal 1999, current quarter results reflect 13 weeks of operations and current year-to-date results reflect 39 weeks of operations, compared with 13 weeks and 40 weeks for the respective periods during fiscal 1999. The effect of the additional one week in the year-to-date ended December 5, 1998 is not material.

         Results for the fiscal quarters and year-to-date periods ended December 4, 1999 and December 5, 1998, are shown below:

                                            Fiscal Quarter Ended                   Year-to-date Ended
                                     -----------------------------------   ------------------------------------
                                       December 4,        December 5,        December 4,         December 5,
                                          1999               1998                1999                1998
                                     ---------------   -----------------   ----------------    ----------------
(In millions)
Revenues:
Food processing operations              $  50.0            $  46.0             $  134.0            $  104.2
Ham curing operations                      --                  2.4                  2.1                 5.4
                                     ---------------   -----------------   ----------------    ----------------
Total                                      50.0               48.4                136.1               109.6
                                     ---------------   -----------------   ----------------    ----------------


Cost of goods sold:
Food processing operations                 32.2               27.9                 80.8                68.7
Ham curing operations                      --                  2.2                  1.9                 4.8
                                     ---------------   -----------------   ----------------    ----------------
Total                                      32.2               30.1                 82.7                73.5
                                     ---------------   -----------------   ----------------    ----------------

Selling, general and administrative        22.2               11.7                 49.8                26.8
Depreciation and amortization               1.6                1.7                  4.6                 3.7
                                     ---------------   -----------------   ----------------    ----------------
Operating income (loss)                    (6.0)               4.9                 (1.0)                5.6
                                     ---------------   -----------------   ----------------    ----------------
Other expense                               3.6                4.3                 14.4                 9.4
                                     ---------------   -----------------   ----------------    ----------------
Income (loss) before income taxes,
    discontinued operations and
    extraordinary item                     (9.6)                .6                (15.4)               (3.8)
Income tax benefit (expense)                1.7                (.3)                 4.0                 1.4
                                     ---------------   -----------------   ----------------    ----------------
Income (loss) before income taxes,
    discontinued operations and
    extraordinary item                  $  (7.9)           $    .3             $  (11.4)           $   (2.4)
                                     ===============   =================   ================    ================

Fiscal Quarter Ended December 4, 1999 Compared to Fiscal Quarter Ended December 5, 1998

         Revenues. Revenues from continuing operations increased by $1.7 million, or 3.4%, comprised of a $4.0 million (8.7%) increase in the food processing segment offset by a $2.3 million decrease in the ham curing segment. The increase in food processing revenues was due to a general increase in demand. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 3, 1999.

         Cost of goods sold. Cost of goods sold increased by $2.2 million, or 7.2%, comprised of a $4.3 million (15.5%) increase in the food processing segment offset by a $2.2 million decrease in the ham curing segment. As a percentage of food processing revenues, food processing cost of goods sold increased from 60.7% to 64.5% due to a shift in demand to product categories with lower margins. The decrease in ham curing cost of goods sold was due to the Company's strategic decision to exit the ham curing business, effective July 3, 1999.

         Selling, general and administrative. Selling, general and administrative expenses increased by $10.5 million, or 89.9%, due to 1) non-recurring expenses incurred in the disposition of the restaurant and ham curing segments; 2) noncompete and severance payments related to the disposition of the restaurant segment; and 3) management bonuses related to the disposition of the restaurant segment. As a percentage of operating revenues, selling, general and administrative expenses increased from 24.2% to 44.5% for the reasons stated above. Excluding non-recurring expenses mentioned above, selling, general and administrative expenses as a percentage of revenues increased approximately $1.7 million, or approximately 14.8%, and as a percentage of revenues increased from 24.2% to 26.9%, primarily due to increased overhead costs related to the dispositions of the restaurant and the ham curing segments.

         Depreciation and amortization. Depreciation and amortization decreased by $.1 million, or 7.6%, due to the disposition of the net assets of the ham curing business, which was effective July 3, 1999. As a percentage of operating revenues, depreciation and amortization decreased from 3.5% to 3.1% for the same reason.

         Other expense, net. Net other expense decreased by $.6 million, or 15.1%. This decrease primarily was due to a decrease in interest expense resulting from the repayment of borrowings on the Company's revolving credit facility (see --- "Liquidity and Capital Resources" below).

         Income tax provision. The effective tax rate for the fiscal quarter ended December 4, 1999 was 17.9%, as compared to 59.7% for the fiscal quarter ended December 5, 1998. The lower rate in the fiscal quarter ended December 4, 1999 is attributed to 1) a tax benefit recorded of $1,728,597 relating to a loss from continuing operations of $9,643,225, offset by 2) certain expenses totaling $2,471,000 which were not deducted for income tax purposes due to limitations imposed by Section 162(m) of the Internal Revenue Code which, under certain circumstances, limits deductibility of annual compensation to individual employees for amounts in excess of $1.0 million.

Fiscal Year-to-date Ended December 4, 1999 Compared to Fiscal Year-to-date Ended December 5, 1998

         Revenues. Revenues from continuing operations increased by $26.5 million, or 24.1%, comprised of a $29.8 million (28.6%) increase in the food processing segment, offset by a $3.3 million (61.3%) decrease in the ham curing segment. The increase in food processing revenues was due to the following factors: 1) inclusion of Pierre revenues for 39 weeks in the fiscal year-to-date period ended December 4, 1999 versus 26 weeks in the fiscal year-to-date period ended December 5, 1998, due to the acquisition of Pierre on June 9, 1998; offset by 2) the inclusion in the fiscal year-to-date period ended December 5, 1998 of business manufactured by Pierre as part of the transition from previous ownership in connection with the acquisition of Pierre as of June 9, 1998, which did not recur in the fiscal year-to-date period ended December 4, 1999. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business.

         Cost of goods sold. Cost of goods sold increased by $9.2 million, or 12.5%, comprised of a $12.1 million (17.6%) increase in the food processing segment offset by a $3.0 million (60.5%) decrease in the ham curing segment. The increase in food processing cost of goods sold was due to the following factors:
1) inclusion of Pierre cost of goods sold for 39 weeks in the fiscal year-to-date period ended December 4, 1999 versus 26 weeks in the fiscal year-to-date period ended December 5, 1998 due to the acquisition of Pierre on June 9,1998; offset by 2) an overall improvement in the cost structure of the manufacturing process since the fiscal year-to-date period ended December 5, 1998; and 3) the inclusion in the fiscal year-to-date period ended December 5, 1998 of business which did not recur in the fiscal year-to-date period ended December 4, 1999. As a percentage of food processing revenues, cost of goods sold decreased from 67.0% to 60.7%, due primarily to the following: 1) the Company's acquisition of Pierre, which has historically realized a higher gross margin percentage than the Company's other food processing operations; and 2) an overall improvement in the cost structure of the manufacturing process since December 5, 1998. The decrease in the ham curing segment was due to the Company's strategic decision to exit the ham curing business, effective July 3, 1999.

         Selling, general and administrative. Selling, general and administrative expenses increased by $22.9 million, or 85.4%, and as a percentage of operating revenues, increased from 24.5% to 36.6%, due to 1) incremental costs associated with the June 9, 1998 Pierre acquisition, specifically selling, distribution, personnel and facilities costs in Cincinnati; 2) non-recurring expenses incurred in the disposition of the restaurant and ham curing segments; 3) noncompete and severance payments related to the disposition of the restaurant segment; and 4) management bonuses related to the disposition of the restaurant segment. Furthermore, selling, general and administrative expenses include 39 weeks for Pierre in the fiscal year-to-date period ended December 4, 1999 versus 26 weeks in the fiscal year-to-date period ended December 5, 1998, due to the acquisition of Pierre on June 9,1998.

         Depreciation and amortization. Depreciation and amortization increased by $.9 million, or 24.7%, due to the inclusion of Pierre depreciation and amortization of 39 weeks in the fiscal year-to-date period ended December 4, 1999 versus 26 weeks in the fiscal year-to-date period ended December 5, 1998 due to the acquisition of Pierre on June 9,1998. As a percentage of operating revenues, depreciation and amortization was 3.4% for both fiscal year-to-date periods.

         Other expense, net. Net other expense increased by $5.1 million, or 54.2%, due to the following factors: 1) loss on disposition of the Company's ham curing segment; 2) an increase in interest expense resulting from borrowings obtained to finance the Pierre acquisition and the Company's recapitalization (see "--- Liquidity and Capital Resources" below); offset by 3) the reduction of interest expense due to the repayment of outstanding borrowings under the credit facility with proceeds from the sale of Claremont Restaurant Group.

         Income tax provision. The effective tax rate for the fiscal year-to-date period ended December 4, 1999 was 26.4%, as compared to 35.6% for the fiscal year-to-date period ended December 5, 1998. Such decrease was due to
1) a tax benefit recorded of $4,071,962 relating to a loss from continuing operations of $15,428,851, offset by 2) certain expenses totaling $2,471,000 which were not deducted for income tax purposes due to limitations imposed by
Section 162(m) of the Internal Revenue Code which, under certain circumstances, limits deductibility of annual compensation to individual employees for amounts in excess of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $11.5 million for the fiscal year-to-date period ended December 4, 1999. The decrease in net cash provided by operating activities was primarily due to the following factors: 1) an increase in inventories by $1.7 million due to the seasonal building of inventories, which normally occurs during the late spring and early summer in order to service certain of Pierre's market channels, which require heavy shipments in the late summer and fall; 2) non-recurring expenses related to the dispositions of the ham curing business and the restaurant segment; 3) non-compete, consulting, severance and transaction success bonuses related to the dispositions of the ham curing business and restaurant segment; and 4) payment of estimated income taxes due; offset by 5) a increase in trade accounts payable and other accrued liabilities due to the timing of certain payments.

         Cash flows provided by investing activities were $47.2 million for the fiscal year-to-date period ended December 4, 1999. The primary components of net cash provided by investing activities for the fiscal year-to-date period ending December 4, 1999, were 1) proceeds from the sales of certain of the Company's assets; and 2) disposition of the restaurant segment; offset by 3) capital expenditures for the food processing and restaurant segments.

         Cash flows used in financing activities were $31.4 million for the fiscal year-to-date period ended December 4, 1999. The major components of cash used in financing during this period were 1) the early payoff of the Company's industrial revenue bonds, and 2) repayment of borrowings under the revolving credit facility with proceeds from the disposition of the restaurant segment.

         As of December 4, 1999, the Company had a $75.0 million revolving credit facility with a syndicate of four banks. This facility is a five-year revolving line of credit (expiring June 9, 2003) under which the Company may borrow up to an amount (including standby letters of credit up to $.5 million) equal to the lesser of $75.0 million or a borrowing base (comprised of eligible accounts receivable, inventory, machinery and real property). Funds available under the facility may be used for working capital requirements, permitted acquisitions, permitted investments and general corporate purposes. Borrowings under the facility will bear interest at floating rates based upon the interest rate option selected from time to time by the Company.

         As of December 4, 1999, the Company had no outstanding borrowings under the revolving credit facility due to the repayment of outstanding borrowings from the proceeds of the disposition of the restaurant segment. At December 4, 1999, the Company was not in compliance with the financial covenant relating to fixed charges under the agreement. Accordingly, the Company has no availability for borrowings under this credit facility until the covenant violation is cured, waived or amended.

         The Company plans to request a waiver of the covenant violation from its lenders and believes that, in the event that such a waiver is not obtained, alternate sources of short-term financing are available should the need arise. However, the Company anticipates that for its foreseeable future, its cash requirements, including working capital, capital expenditures and required principal and interest payments under financing arrangements, will be met through a combination of 1) funds provided by operations; 2) the use of excess cash invested from the proceeds of the disposition of the restaurant segment; and 3) the practice of acquiring equipment through capital or operating leases.

         The Company has budgeted approximately $1.5 million for capital expenditures for the remainder of the current fiscal year. These expenditures are being devoted to routine capital improvement projects in the food processing segment and other miscellaneous expenditures. The Company believes that funds from operations, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

         As discussed in its annual report for the fiscal year ended March 6, 1999, the Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at December 4, 1999 have not changed materially since March 6, 1999. All long-term debt outstanding at December 4, 1999, comprised of $115 million of Senior Notes and $.2 million in capital lease obligations, was accruing interest at fixed rates. In the future, should the Company borrow funds under its existing or an alternate credit facility, a rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.


ENGAGEMENT OF INVESTMENT BANKING FIRM

         The Company engaged Bowles Hollowell Conner & Co., now known as First Union Securities, Inc. ("First Union Securities"), to pursue strategic alternatives to enhance the market price of the Company's common stock. As part of this process, the Company disposed of its ham curing business, the restaurant segment and all excess real estate. All current operations are conducted in the food processing segment. The engagement of First Union Securities has been discontinued.


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

         The Company developed a four-phase approach to addressing this problem. Phase 1 was an analysis to identify the impact and costs relating to year 2000, both in computer information systems and other equipment. Phase 2 was the creation of a comprehensive plan to address and fix any problems identified. Phase 3 was the implementation of the comprehensive plan. In Phase 4, the Company was to address any unforeseen complications or issues not previously addressed. At December 4, 1999, the Company had completed all four phases of the four-phase approach.

         Phases 3 and 4, relating to the Company's systems, both information technology and non-information technology, were completed at the end of 3rd quarter. Additionally, as part of Phase 3, the Company sent Year 2000 questionnaires to vendors and other entities with which the Company conducts business in order to assess whether they are Year 2000 compliant or have adequately addressed their system conversion requirements. All entities deemed critical had responded by the end of the 3rd quarter. The vast majority of vendors and other entities responding have done so by offering assurances that they are either currently Year 2000 compliant or have a plan in place to be Year 2000 compliant in a timely manner. The Company validated readiness responses of its key relationships while completing contingency planning requirements. For those vendors that responded with substandard assurance, the Company sought alternative sources of supply.

         The Company also completed its contingency plans, which were based on its actual testing experience and an assessment of outside risks, to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. The costs to implement the Company's plan through December 4, 1999 were $300,525 and are being expensed as incurred.

         As of January 18, 2000, the Company has not encountered any unforeseen complications or issues not previously addressed in the comprehensive plan (Phase 4). If any unforeseen complications or issues arise, additional resources would be committed to complete the necessary conversions in the required time frame. The most reasonably likely worst case Year 2000 scenario facing the Company's food processing business is that production would be interrupted and distribution of products to customers would be delayed, resulting in revenue and profit losses until the problems could be corrected. These events have not occurred, nor does the Company expect these events to occur. Since the Company has no reason to believe that it will need to use additional (Phase 4) resources, no estimate as to their cost has been made.


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

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
  No.                      Description
-------                    -----------
  2.3     Purchase Agreement dated as of August 6, 1999 among Mom
          'n' Pop's Country Ham, LLC, Pierre Foods, LLC, the Company
          and Hoggs, LLC (schedules and exhibits omitted)

  2.4     Purchase Agreement dated as of September 10, 1999 among
          Claremont Restaurant Group, LLC, Fresh Foods Sales, LLC, the Company and CRG Holdings Corp.

  2.5     Plan of Merger dated as of December 27, 1999 among Pierre
          Foods, LLC, Pierre Leasing, LLC and the Company

  4.9 Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company and Fresh Foods Restaurant Group, LLC

  4.10 Third Supplemental Indenture dated as of October 8, 1999 among the Company and State Street Bank and Trust Company

 10.33 Borrower Joinder Agreement dated as of February 26, 1999 between Fresh Foods Restaurant Group, LLC and First Union, as Agent (schedules omitted)

 10.34    Amendment No. 2 to Credit Agreement and Waiver dated as of
          April 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders

 10.35    Amendment No. 3 to Credit Agreement dated as of May 14,
          1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders

 10.36 Consent dated as of July 29, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders

 10.37 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and David R. Clark
          (supersedes Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

 10.38 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and James C.
          Richardson, Jr. (supersedes Exhibit 10.21 to the Company's
          Annual Report on Form 10-K for its fiscal year ended March
          6, 1999)

10.39    Severance, Consulting and Noncompete Agreement dated as of
         July 12, 1999 among Claremont Restaurant Group, LLC, the
         Company and L. Dent Miller (supersedes Exhibits 10.18 and
         10.26 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

10.40    Severance, Consulting and Noncompete Agreement dated as of
         July 12, 1999 among Claremont Restaurant Group, LLC, the
         Company, HERTH Management, Inc. and Richard F. Howard
         (supersedes Exhibit 10.23 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

10.41    Incentive Agreement dated as of August 18, 1999 among the
         Company, Pierre Foods, LLC and Norbert E. Woodhams, together with First Amendment to Incentive Agreement dated as of January 1, 2000 (supersedes Exhibits 10.20 and 10.28 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

10.42    Severance, Consulting and Noncompete Agreement dated as of
         September 13, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and James M. Templeton
         (supersedes Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

10.43    Amendment No. 4 to Credit Agreement dated as of September 23,
         1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders

10.44 Asset Purchase Agreement dated as of September 30, 1999 among Fairgrove Restaurants, LLC, the Company and Fresh
         Foods Sales, LLC (schedules and exhibits omitted)

10.45 Amended and Restated Management Services Agreement dated as of December 17, 1999 between HERTH Management, Inc. and the Company (supersedes Exhibits 10.1 and 10.2 of the
         Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

10.46    Agreement dated December 21, 1999 between the Company and
         Gungor Solmaz, together with form of Agreement dated January 2000, between the Company and Gungor Solmaz

10.47 Fifth Amendment to Credit Agreement and Consent dated as of December 30, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders (schedules and exhibits omitted)

10.48    Consulting and Noncompete Agreement dated as of January 6,
         2000 between the Company and L. Dent Miller

10.49    Consulting and Noncompete Agreement dated as of January 14,
         2000 between the Company and Charles F. Connor, Jr.

10.50    Bonus Agreement dated as of June 30, 1999 between the
         Company and James E. Harris (supersedes Exhibit 10.27 to the
         Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

27       Financial Data Schedule

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

                                    FRESH FOODS, INC.




Date   January 18, 2000             By:       /s/ Norbert E. Woodhams
       ----------------                  --------------------------------------
                                                  Norbert E. Woodhams
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)




Date   January 18, 2000             By:        /s/ Pamela M. Witters
       ----------------                  --------------------------------------
                                                   Pamela M. Witters
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS

  For inclusion in Quarterly Report on Form 10-Q Quarter Ended December 4, 1999

Exhibit
  No.                      Description
-------                    -----------
  2.3     Purchase Agreement dated as of August 6, 1999 among Mom
          'n' Pop's Country Ham, LLC, Pierre Foods, LLC, the Company
          and Hoggs, LLC (schedules and exhibits omitted)

  2.4     Purchase Agreement dated as of September 10, 1999 among
          Claremont Restaurant Group, LLC, Fresh Foods Sales, LLC, the Company and CRG Holdings Corp.

  2.5     Plan of Merger dated as of December 27, 1999 among Pierre
          Foods, LLC, Pierre Leasing, LLC and the Company

  4.9 Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company and Fresh Foods Restaurant Group, LLC

  4.10 Third Supplemental Indenture dated as of October 8, 1999 among the Company and State Street Bank and Trust Company

 10.33 Borrower Joinder Agreement dated as of February 26, 1999 between Fresh Foods Restaurant Group, LLC and First Union, as Agent (schedules omitted)

 10.34    Amendment No. 2 to Credit Agreement and Waiver dated as of
          April 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders

 10.35    Amendment No. 3 to Credit Agreement dated as of May 14,
          1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders

 10.36 Consent dated as of July 29, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders

 10.37 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and David R. Clark
          (supersedes Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

 10.38 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and James C.
          Richardson, Jr. (supersedes Exhibit 10.21 to the Company's
          Annual Report on Form 10-K for its fiscal year ended March
          6, 1999)

 10.39    Severance, Consulting and Noncompete Agreement dated as of
          July 12, 1999 among Claremont Restaurant Group, LLC, the
          Company and L. Dent Miller (supersedes Exhibits 10.18 and
          10.26 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

 10.40    Severance, Consulting and Noncompete Agreement dated as of
          July 12, 1999 among Claremont Restaurant Group, LLC, the
          Company, HERTH Management, Inc. and Richard F. Howard
          (supersedes Exhibit 10.23 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

 10.41    Incentive Agreement dated as of August 18, 1999 among the
          Company, Pierre Foods, LLC and Norbert E. Woodhams, together with First Amendment to Incentive Agreement dated as of January 1, 2000 (supersedes Exhibits 10.20 and 10.28 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

 10.42    Severance, Consulting and Noncompete Agreement dated as of
          September 13, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and James M. Templeton
          (supersedes Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

 10.43    Amendment No. 4 to Credit Agreement dated as of September 23,
          1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders

 10.44 Asset Purchase Agreement dated as of September 30, 1999 among Fairgrove Restaurants, LLC, the Company and Fresh
          Foods Sales, LLC (schedules and exhibits omitted)

 10.45 Amended and Restated Management Services Agreement dated as of December 17, 1999 between HERTH Management, Inc. and the Company (supersedes Exhibits 10.1 and 10.2 of the
          Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

 10.46    Agreement dated December 21, 1999 between the Company and
          Gungor Solmaz, together with form of Agreement dated January 2000 between the Company and Gungor Solmaz

 10.47 Fifth Amendment to Credit Agreement and Consent dated as of December 30, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders (schedules and exhibits omitted)

 10.48    Consulting and Noncompete Agreement dated as of January 6,
          2000 between the Company and L. Dent Miller

 10.49    Consulting and Noncompete Agreement dated as of January 14,
          2000 between the Company and Charles F. Connor, Jr.

 10.50    Bonus Agreement dated as of June 30, 1999 between the
          Company and James E. Harris (supersedes Exhibit 10.27 to the
          Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999)

27       Financial Data Schedule