Form 10-K
period 2000-03-04
FRESH FOODS INC
filed 2000-05-30
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 4, 2000
                         COMMISSION FILE NUMBER--0-7277

                                FRESH FOODS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NORTH CAROLINA                               56-0945643
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                   9990 PRINCETON ROAD, CINCINNATI, OHIO 45246
                            TELEPHONE: (800) 543-1604
                    (Address of principal executive offices)

        Securities registered pursuant to Section 12(g) of the Securities
                             Exchange Act of 1934:

                           COMMON STOCK, NO PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Fresh Foods, Inc. Common Stock outstanding as of May 5, 2000 was 5,781,150. The aggregate market value of Fresh Foods, Inc. Common Stock held by nonaffiliates of Fresh Foods, Inc. as of May 5, 2000 was $8,757,552.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on July 27, 2000.

                                TABLE OF CONTENTS


ITEM NUMBER                                                                               PAGE
-----------                                                                               ----

                                     PART I

Item  1.         Business..............................................................     1
   Overview      ......................................................................     1
   Business Segments...................................................................     2
   Food Processing Operations..........................................................     2
   Restaurant Operations...............................................................     8
   Ham Curing Operations...............................................................     8
   Trademarks and Licensing............................................................     8
   Competition   ......................................................................     8
   Government Regulation...............................................................     8
   Employees     ......................................................................     9
Item  2.         Properties............................................................     9
Item  3.         Legal Proceedings.....................................................     9
Item  4.         Submission of Matters to a Vote of Security Holders...................     9
Item  4A.        Executive Officers of the Registrant..................................     9

                                     PART II

Item  5.         Market for the Registrant's Common Stock and Related Security
                   Holder Matters......................................................    11
Item  6.         Selected Financial Data...............................................    11
Item  7.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...............................................    12
   Results of Operations...............................................................    13
   Liquidity and Capital Resources.....................................................    15
   Inflation     ......................................................................    16
   Seasonality   ......................................................................    16
   New Accounting Pronouncements.......................................................    16
Item  7A.        Quantitative and Qualitative Disclosures About Market Risk............    17
Item  8.         Financial Statements and Supplementary Data...........................    18
Item  9.         Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure................................................    18

                                    PART III

Item  10.        Directors and Executive Officers of the Registrant....................    19
Item  11.        Executive Compensation................................................    19
Item  12.        Security Ownership of Certain Beneficial Owners and Management........    19
Item  13.        Certain Relationships and Related Transactions........................    19

                                     PART IV

Item  14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K......    20

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Fresh Foods, Inc. (the "Company" or "Fresh Foods") is a leading vertically integrated producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the domestic foodservice market. The Company sells its high-quality, value-added products through various distribution channels under the Pierre(TM), Fast Choice(R), Fast Bites(TM) and Mom 'n' Pop's(R) brand names, which are widely recognized in the food industry. In its fiscal year ended March 4, 2000, the Company, excluding its discontinued restaurant segment, had revenues of $185.6 million.

         The Company's predecessor was founded in 1966 to own and operate restaurants, initially under the Mom 'n' Pop's Ham House concept and later under the Western Steer family steakhouse and other concepts. The Company acquired Sagebrush, Inc. in a stock for stock transaction accounted for as a pooling of interests in January 1998 as a vehicle for market penetration and unit growth of its restaurant business. After the acquisition, the Company grew its restaurant business to 67 company owned and operated units and 36 franchised units. The Company's food processing business was originally developed to support its restaurants, but grew independently to become its principal business. In recognition of this fact, in May 1998, the Company, then known as "WSMP, Inc.," changed its name to "Fresh Foods, Inc." In June 1998, Fresh Foods consummated the purchase of substantially all of the business in Cincinnati, Ohio, and a portion of the business in Caryville, Tennessee (collectively, "Pierre"), conducted by the Pierre Foods Division of Hudson Foods, Inc. ("Hudson"), a subsidiary of Tyson Foods, Inc. ("Tyson"). The acquisition was accounted for as a purchase. Pierre is a value-added food processor selling principally to the foodservice and packaged foods markets. In September 1998 the Company implemented a tax-exempt reorganization of its corporate structure in order to streamline corporate governance, improve corporate efficiencies and synergies, improve asset allocation and accomplish other corporate objectives. The reorganization established Fresh Foods, Inc. as a holding company, consolidated 32 subsidiaries into 12 subsidiaries and separated the Company's food processing and restaurant businesses. In July 1999, the Company sold its ham curing business, and in October 1999 the Company disposed of its restaurant segment. In December 1999, the Company implemented another tax-exempt reorganization of its corporate structure to further streamline its operations into one subsidiary. Following the sales of its ham curing business and its restaurant segment, the Company operates solely in the food processing business.

         The Company is a leading manufacturer of fully-cooked branded and private label protein and bakery products and is, to management's knowledge, the only integrated producer of microwaveable sandwiches. At its Cincinnati facility, the Company produces specialty beef, poultry and pork products that provide superior quality and are typically custom-developed to meet specific customer requirements. The Company adds further value for its customers by offering comprehensive food solutions, including proprietary product development, special ingredients and recipes as well as custom packaging and marketing programs. The Company's bakery and sandwich assembly plant is located at the Company's Claremont facility. The Company sells primarily to the foodservice and packaged foods markets, focusing on premium market niches, where it offers customers the ability to outsource critical product development and food processing functions, resulting in reduced labor costs, improved product quality and consistency, improved portion control, waste reduction and greater product safety.

         Certain statements made in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. As detailed in
Exhibit 99.1 to this document, with respect to the Company, these risks and uncertainties include: substantial leverage; restrictions imposed by the Company's debt instruments; management control; competition; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies and dependence on key personnel. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

         In this document, unless the context otherwise requires, the term "Company" refers to Fresh Foods, Inc. and its current and former subsidiaries. The Company's fiscal year ended February 27, 1998 is referred to as "fiscal 1998," its fiscal year ended March 6, 1999 is referred to as "fiscal 1999," and its fiscal year ended March 4, 2000 is referred to as "fiscal 2000."

BUSINESS SEGMENTS

         During fiscal 2000, the Company operated in three business segments: food processing operations, ham curing operations and restaurant operations. The food processing and ham curing segments are presented in the financial statements as continuing operations. Due to the disposition of the restaurant segment during fiscal 2000, the results of the restaurant segment are reported as discontinued operations. The ham curing business, which also was disposed of during fiscal 2000, did not qualify for discontinued operations presentation. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's food processing and ham curing business segments is contained herein by reference to
Item 8, "Financial Statements and Supplementary Data," incorporating the information under the caption "Major Business Segments" in Note 13 to the Company's consolidated financial statements. Information as to revenue and operating profit of the restaurant segment is contained herein by reference to
Item 8, "Financial Statements and Supplementary Data," incorporating the information under the caption "Disposition of the Restaurant Segment" in Note 1 to the Company's consolidated financial statements.

                               REVENUES BY SOURCE

                                          FISCAL 2000            FISCAL 1999          FISCAL 1998
                                      ------------------     ------------------     -----------------
                                     REVENUES        %      REVENUES        %      REVENUES       %
                                      ------      ------     ------      ------     ------     ------
                                  (IN MILLIONS)          (IN MILLIONS)           (IN MILLIONS)

Food Processing:
   Fully-Cooked Protein Products      $107.0        57.7     $ 89.9        57.3     $   --         --
   Microwaveable Sandwiches ....        68.5        36.9       52.4        33.4       45.2       68.3
   Bakery and Other Products ...         8.0         4.3        7.5         4.8       11.2       16.9
                                      ------      ------     ------      ------     ------     ------
      Total Food Processing ....       183.5        98.9      149.8        95.5       56.4       85.2
Ham Curing .....................         2.1         1.1        7.0         4.5        9.8       14.8
                                      ------      ------     ------      ------     ------     ------
     Total .....................      $185.6       100.0     $156.8       100.0     $ 66.2      100.0
                                      ======      ======     ======      ======     ======     ======

FOOD PROCESSING OPERATIONS

Overview

         The Company is a leading manufacturer of fully-cooked branded and private label protein and bakery products and is, to management's knowledge, the only nationally integrated producer of pre-packaged sandwiches. The Company provides specialty beef, poultry, and pork products formed and portioned to meet specific customer requirements. The Company sells primarily to the foodservice market, offering its customers the ability to outsource critical product development and food processing functions, resulting in reduced labor costs, improved product quality and consistency, improved portion control and waste reduction and greater product safety. Within the foodservice industry, the Company identifies niche markets that place premiums on the Company's differentiated products and value-added services. The Company's primary markets include leading national restaurant chains, primary and secondary schools, vending, convenience stores and other niche foodservice markets. In addition, the Company sells fully-cooked protein and bakery products and microwaveable sandwiches to warehouse clubs and other non-foodservice markets.

         The Company purchased Pierre from Tyson in June 1998 and the acquired business was subsequently combined with the Company's sandwich assembly operation. While Pierre has always been one of the largest providers of fully-cooked differentiated meat products in the United States, since the acquisition management has been able to increase sales as a result of a renewed focus on new customer and market development.

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

         The food processing industry is subject to increasing federal, state and local government regulation. In particular, the Hazard Analysis and Critical Control Points ("HACCP") standards of the United States Department of Agriculture (the "USDA"), requiring the implementation of a seven-step system for preventing hazards that could cause food-borne illnesses, went into effect on January 25, 2000 for all food manufacturers with over ten employees and $2.5 million in sales. The HACCP system governing the preparation and production of food has made it more difficult for foodservice and smaller food processing companies to prepare their own food products. As a fully-compliant HACCP manufacturer and a leading producer of value-added protein products, the Company is well positioned to capitalize on the implementation of the HACCP standards.

Food Products

         The Company produces a wide variety of fully-cooked differentiated protein products, hand-held convenience sandwiches and value-added bakery products. These products provide superior quality and are often custom-developed to meet specific customer requirements. The Company adds value for its customers by offering comprehensive food solutions, including proprietary product development, special ingredients and recipes as well as custom packaging programs. The Company's current product line consists of over 1,000 stock keeping units ("SKUs"). In fiscal 2000, the Company's revenues from food processing operations totaled approximately $183.5 million, accounting for 98.9% of the Company's revenues from continuing operations.

         The Company purchases raw poultry, raw beef, seasonings, raw pork and soy, which it processes into a broad range of fully-cooked food products at its Cincinnati facility. The fully-cooked portions are immediately frozen and either packaged for sale or shipped to the Company's Claremont facility to be combined with the Company's specialty bread products to form sandwiches. The Company also purchases bakery ingredients, which are blended, using technologically-advanced equipment and the Company's proprietary recipes, and baked into yeast rolls and biscuits at its Claremont facility. The bakery products are then either sold or combined with meat and other fillings to create sandwiches. The Company's food products are sold to foodservice customers such as restaurant chains, vending operators, convenience stores, schools and other niche food service markets or through various other distribution channels, including warehouse clubs and other non-foodservice markets.

         The Company's longstanding customer relationships, reputation for high-quality products, proprietary recipes and national sales and distribution networks enable it to compete effectively in the markets that it serves. The Company has developed customized meat and bread recipes that are specifically designed to maintain flavor and texture under specialized applications, such as microwave oven conditions, resulting in higher-quality meals and greater customer satisfaction. The Company's product development team works closely with customers to develop new products for specific customer applications. By working closely with its customers during the product development stage, the Company has become an integral component of their operations, as evidenced by the fact that the Company has sold to its sixteen largest customers for an average of nearly ten years. In fiscal 2000, however, no one customer accounted for more than 6.5% of the Company's revenues.

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

   Seasoned Patties                 Authentic seasoned charbroiled beef and pork
                                    products with and without sauce, including meatloaf, salisbury steaks and hoagie patties

   Military Kits                    A line of packaged meals using branded
                                    components, including Pierre(TM)-branded sliced meat or formed meat sandwiches

PRE-PACKAGED SANDWICHES:

   Pierre(TM) Sandwiches            Premium-quality jumbo sandwiches in a wide
                                    variety and with eye-catching graphics on packaging

   Fast Choice(R) Sandwiches        Mid-priced, broad line of sandwiches,
                                    microwaveable, ovenable, and deli
                                    sandwiches, with dynamic packaging

   Fast Bites(R)                    Value-priced line of sandwiches aimed at
                                    capturing the $1.00 to $1.25 retail price point

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

         Pre-Packaged Sandwiches. Pre-packaged sandwiches are the Company's second largest food product category. Within this category, the Company produces a variety of beef, chicken, fish, and pork sandwiches sold under the Company's Pierre(TM), Fast Bites(R) and Fast Choice(R) brand names and under widely-recognized, licensed brand names, including Checkers, Rally's and Nathan's Famous. The Company's sandwich products are sold to vending and convenience store operators, airlines, warehouse clubs, retail grocery stores and schools throughout the United States.

         Bakery and Other Products. Bakery and other products are currently the Company's smallest food product category. The Company produces a variety of differentiated bakery products, including flavored biscuits, buns, breadsticks and other specialty baked products. The Company's bakery products are primarily sold to restaurant chains and schools.

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

Food Processing Customer Channels

         The Company sells fully-cooked protein and bakery products and pre-packaged sandwiches primarily to the foodservice market. The Company offers its customers the ability to outsource critical product development and food processing functions, resulting in reduced labor costs, improved product quality and consistency, improved portion control and waste reduction and greater product safety. Within the foodservice industry, the Company identifies niche markets that place premiums on the Company's differentiated products and value-added services. In fiscal 2000, the Company served restaurant chains, school systems, vending, convenience stores and other niche foodservice markets. In addition, the Company sells fully-cooked protein and bakery products and pre-packaged sandwiches to warehouse clubs and other non-foodservice markets. The Company believes that it benefits from attractive growth trends in each of its markets driven by the increased demand for product quality, safety, new products and programs and convenience.

         Restaurant Chains and Other Niche Foodservice. The Company supplies foodservice products to restaurant chains and other foodservice customers through a national network of more than 50 food brokers and 625 foodservice distributors. The Company has strong relationships with major restaurant chains and leading national foodservice distributors. The largest domestic foodservice distributor purchases the Company's products for distribution through 67 of its locations. The Company also provides protein and bakery components for use in other processors' food programs. The Company sells fully-cooked protein products, sandwiches and sandwich components to branded food companies, commissaries and sandwich assemblers that package the products with their respective labels.

         School Systems. The Company is a leading producer of value-added food products for school systems. The Company currently supplies a variety of fully-cooked protein products to most of the largest 100, and estimates that it sells to more than 50% of all, public primary and secondary school systems in the United States for use in cafeterias and snack bars. The Company sells a full line of food products that meet the customized needs of individual school systems. Sales to school systems are made through a network of over 625 foodservice distributors. When selecting a food product supplier, school systems typically put the contracts out for bid with exacting product specifications. The school systems base their award decisions on the ability to meet the product specifications, as well as price, taste, consistency and quality control programs. The Company actively partners with school systems to develop innovative and appealing menus, nutritional and marketing programs and custom products.

         The Company is one of the market leaders in the USDA Commodity Reprocessing Program (the "USDA Program"). Under this federal program, the Company takes USDA-donated beef and pork and charges a fee for processing the meat into value-added products such as cooked ground beef, charbroiled beef patties and fully-cooked breaded beef patties. The USDA Program has complex administrative and regulatory requirements, which make it difficult for potential competitors to enter the market. In addition, due to public health concerns, many school systems will contract only with HACCP-compliant processors, such as the Company, to supply fully-cooked protein products. Demand for products under the USDA Program peaks in the fall months. Since these products are frozen, however, production can be scheduled throughout the year to maximize plant utilization.

         Vending. The Company sells pre-packaged sandwich products to national and regional vending machine operators, which typically purchase products through distributors. The Company sells a full line of vended sandwiches under its Pierre(TM), Fast Choice(R) and Fast Bites(R) brand names and other nationally recognized, licensed brands such as Checkers, Rally's and Nathan's Famous through approximately 300 vending distributors. In addition, the Company has an exclusive relationship to supply microwaveable sandwiches to one of the largest vending operators in the United States.

         Convenience Stores. The Company supplies a full array of sandwiches through approximately 110 distributors and to over 40 convenience store chains with over 12,000 locations across the United States. The Company sells its sandwich products under the Pierre(TM), Fast Choice(R), Fast Bites(R) and other licensed brand names. Convenience stores generally target consumers looking for value-added, high-quality sandwiches that can be prepared quickly and eaten on the run. The Company supports the sale of sandwiches with a variety of merchandising and product promotional tools. The Company provides certain convenience stores with in-store sandwich kiosks, which include a microwave oven and condiment center, to increase visibility of the full line of the Company's sandwich products.

         Long-term Healthcare Facilities. The Company has made substantial investments in the development of the market to provide fully-cooked protein and bakery products to long-term healthcare facilities. The Company is developing initiatives to attack this fast growing market.

         Military. The Company recently entered the military segment of the foodservice market to provide ready-to-eat meals, pre-packaged sandwiches, and fully-cooked protein products. The Company has government approval to market 30 SKUs to all branches of the military.

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

Food Product Sales and Marketing

         Sales. The Company's team of 28 sales professionals have significant experience in the Company's markets for fully-cooked protein and bakery products and microwaveable sandwiches. The sales department is organized predominantly by distribution channel, enhancing the sales team's knowledge of its end markets, increasing responsiveness, facilitating new product and market opportunities and strengthening customer relationships. The Company's sales force has an average of ten years of experience in the food processing industry and is compensated based upon revenues and profitability.

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

         The Company has developed a reputation in the marketplace for quality, product innovation, food safety, innovative merchandising material and promotional programs and convenience. As a result, the Company has established strong brand loyalty among its end users and substantial credibility among its foodservice brokers and distributors. The Company's marketing strategy includes distributor and consumer promotions, trade promotions, advertising and participation in trade shows and exhibitions. The Company participates in numerous conferences and is a member of 18 national industry organizations. Company representatives serve on the boards of a number of industry organizations, including the American Meat Institute, the American School Food Service Association, and the National Association of Convenience Stores.

Supplies

         The primary materials used in the food processing operations include boneless chicken, beef and pork cuts, flour, yeast, seasonings, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under seven day payment terms. Historically, raw material costs have remained stable and any price increases have generally been passed on to the customer. In addition, the Company opportunistically capitalizes on raw material price declines, when they occur, by holding its prices and thus widening its profit margins. The Company does not hedge in the futures markets.

         The Company purchases all of its raw materials from outside sources and constantly seeks to maximize its purchasing power through volume purchasing. The Company does not depend on a single source for any significant item, believes that its sources of supply for raw materials are adequate for its present needs and does not anticipate any difficulty in acquiring such materials in the future.

Product Development

         Ongoing food production research and development activities include development of new products, improvement of existing products and refinement of food production processes. The Company has assembled a team of six experienced food technologists in the product development department. These activities resulted in the launch of over 100 new SKUs in fiscal 2000. Approximately 22% of fiscal 2000 food processing sales were related to products developed in the last two years, the Company's definition of a new product. In fiscal 2000, the Company spent approximately $354,000 on product development programs.

RESTAURANT OPERATIONS

         During fiscal 2000, the Company disposed of its restaurant segment. Prior to the disposition, the Company owned and operated 67 restaurants and franchised an additional 36 restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts. The Company's restaurants were located in North Carolina, South Carolina, Tennessee and Virginia.

HAM CURING OPERATIONS

         During fiscal 2000, the Company sold its ham curing business. Prior to the disposition, the Company produced cured hams and ham products for foodservice and retail grocery customers. The Company's revenues from ham curing operations totaled approximately $2.1 million, representing 1.1% of the Company's revenues from continuing operations.

TRADEMARKS AND LICENSING

Food Processing

         The Company markets food products under a variety of brand names, including Pierre and Design(TM), Fast Bites(R), Fast Choice(R) and Rib-B-Q(R). The Company regards these trademarks and service marks as having significant value in marketing its food products. Pursuant to licenses acquired in fiscal 1998, the Company began producing and marketing microwaveable Checkers, Rally's and Nathan's Famous sandwiches through its existing distribution channels in the summer of 1998. The term of each such license is subject to renewal and satisfaction of sales volume requirements. The Company has national distribution rights for Rally's and Checkers for vending, as well as distribution rights for Nathan's Famous products.

COMPETITION

Food Processing

         The food production business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting spending habits and other demographic factors. In sales of meat products, the Company faces strong price competition from a variety of large meat processing concerns, including Tyson, Zartic, Inc. and Advance Food Company, and from smaller local and regional operations. In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country. The sandwich industry is extremely fragmented, with few large direct competitors but low barriers to entry and indirect competition in the form of numerous other products. The Company's competitors in the sandwich industry include Market Fare Foods, Bridgford Foods Corp., Jimmy Dean Foods and E.A. Sween.

GOVERNMENT REGULATION

         The food production industry is subject to extensive federal, state and local government regulation.

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

         The Company's operations are subject to licensing and regulation by a number of state and local governmental authorities, which include health, safety, sanitation, building and fire agencies. Operating costs are affected by increases in costs of providing health care benefits, the minimum hourly wage, unemployment tax rates, sales taxes and other similar matters over which the Company has no control. The Company is subject to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

EMPLOYEES

         As of March 4, 2000, the Company employed approximately 1,100 persons. The Company has experienced no work stoppage attributed to labor disputes and considers its employee relations to be good.

ITEM 2. PROPERTIES

         The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company nevertheless engages periodically in construction and other capital improvement projects designed to expand and improve the efficiency of its facilities.

         Principal Offices. The Company has its main office in Cincinnati, Ohio and leases 6,000 square feet of office space in Hickory, North Carolina as additional executive offices.

         Food Processing Plants. The Company produces its fully-cooked meat products, packaged sandwiches and specialty bread products at facilities it owns in Cincinnati, Ohio and Claremont, North Carolina. The Cincinnati facility occupies buildings totaling approximately 200,000 square feet. The Claremont facility occupies buildings totaling approximately 220,000 square feet. The Company also owns and uses a 23,000 square foot building in Claremont, North Carolina for additional office space.

ITEM 3. LEGAL PROCEEDINGS

         Fresh Foods and its subsidiaries are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Officers are elected by the Company's Board of Directors and serve indefinitely at the pleasure of the Board. The following table sets forth certain information with respect to the executive officers of the Company at March 4, 2000:

                                                                                                  EXECUTIVE
                                                                                                   OFFICER
NAME                                                     POSITION                         AGE       SINCE
----                                                     --------                         ---     ---------

James C. Richardson, Jr. .......     Chairman of the Board                                 50       1987
David R. Clark..................     Vice Chairman of the Board                            43       1996
Norbert E. Woodhams.............     President, Chief Executive Officer and Director       54       1998
Pamela M. Witters...............     Chief Financial Officer, Treasurer and Secretary      43       1999

         Mr. Richardson became a director in 1987. He currently is the Company's Chairman of the Board of Directors, a position he assumed in 1999. He has served the Company as an executive officer since 1987, including Executive Vice President from 1989 to 1993, President from 1993 to 1996, Chief Executive Officer from 1993 to 1999, and Vice Chairman of the Board from 1998 to 1999.

         Mr. Clark became a director of the Company in 1996. He currently is the Company's Vice Chairman of the Board of Directors, a position he assumed in 1999. He has served the Company as President and Chief Operating Officer from 1996 to 1999. From 1994 to 1996, he served as Executive Vice President and Chief Operating Officer of Bank of Granite, located in Granite Falls, North Carolina. Prior to joining Bank of Granite, Mr. Clark worked for 13 years with BB&T, a commercial bank and trust company. Mr. Clark served BB&T in various executive capacities, including President of BB&T of South Carolina during 1993 and 1994.

         Mr. Woodhams became a director in 1998. He is the Company's President and Chief Executive Officer, a position he assumed in 1999. He has served the Company as President of Pierre Foods, LLC, the Company's food processing subsidiary from the acquisition of Pierre Foods in June 1998 to 1999. Prior to the acquisition of Pierre by Fresh Foods, he served as President of Hudson Specialty Foods, a food processing division of Hudson Foods, Inc. ("Hudson"), from 1994 to 1998. Upon the acquisition by Tyson in January 1998, Mr. Woodhams became President of Pierre. Prior to joining Hudson, Mr. Woodhams held the position of Executive Group Vice President for the Pork and Beef Division of Tyson from 1990 through 1994. He also served as President and Chief Executive Officer for Henry House/Holly Farms, a value-added processor of pork products, from 1987 to 1990.

         Ms. Witters currently is the Company's Chief Financial Officer, a position she assumed in 1999. She served the Company as Vice President of Finance from 1998 to 1999. From 1994 to 1998, she worked with Deloitte & Touche LLP in Hickory, North Carolina. Prior to joining Deloitte & Touche, she served as Controller for Lone Star Cafes, Inc. in Austin, Texas from 1992 to 1994, and was the operating partner for Accomplishments Through People, Inc., a multi-state restaurant franchisee from 1989 through 1992.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "FOOD" ("WSMP" prior to May 8, 1998). As of May 5, 2000, the Company had approximately 1,378 shareholders of record.

         The following table sets forth the quarterly high and low closing bid price quotations for the Company's common stock on the NASDAQ Stock Market. These quotations represent interdealer prices, without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions.

                                                    RANGE OF PRICES
                                               ------------------------
                                               HIGH                 LOW
                                               ----                 ---
Fiscal year ended March 6, 1999:
   First Quarter...........................  $      23.750        17.250
   Second Quarter..........................         17.875         8.750
   Third Quarter...........................          9.500         7.000
   Fourth Quarter..........................          8.375         4.250

Fiscal year ended March 4, 2000:
   First Quarter...........................  $       6.938         5.125
   Second Quarter..........................          9.875         6.750
   Third Quarter...........................         10.500         6.688
   Fourth Quarter..........................          6.375         3.000

   The closing price on May 5, 2000 was $3.00 per share.

         The Company did not declare a cash dividend during fiscal 2000, fiscal 1999 or fiscal 1998. The Company's debt instruments restrict its ability to pay dividends. Regardless of the scope of such restrictions, the Company's policy is to reinvest any earnings rather than pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected historical financial information has been derived from audited consolidated financial statements of the Company. Such financial information should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and the other financial information contained elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements.

                                                                                 Fiscal Years Ended
                                                      ----------------------------------------------------------------------
                                                       March 4,       March 6,        Feb. 27,       Feb. 28,       Feb. 23,
                                                        2000            1999            1998            1997          1996
                                                      ---------       ---------       --------       --------       --------
                                                                   (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
   Revenues ....................................      $ 185,598       $ 156,842       $ 66,245       $ 58,615       $ 50,869
   Cost of goods sold ..........................        116,025         101,413         59,153         53,821         47,006
   Selling, general and administrative .........         65,297          41,007          9,716          7,284          6,252
   Loss on sale of Mom 'n' Pop's Country
       Ham, LLC ................................          2,857              --             --             --             --
   Depreciation and amortization ...............          5,662           4,902          1,615          1,401          1,378
                                                      ---------       ---------       --------       --------       --------
   Operating income (loss) .....................         (4,243)          9,520         (4,239)        (3,891)        (3,767)
   Interest expense ............................         14,986          12,332          1,762          1,868          2,163
   Other income, net ...........................            169             409            204             61            217
   Income tax benefit ..........................          4,825             613          1,926          2,262          2,303
                                                      ---------       ---------       --------       --------       --------
   Loss from continuing operations .............        (14,235)         (1,790)        (3,871)        (3,436)        (3,410)
   Income from discontinued operations .........          2,828           4,285          6,121          5,461          5,420
   Gain on disposal of discontinued operations .          6,802              --             --             --             --
   Extraordinary item (1) ......................            (52)            (64)            --            415             --
                                                      ---------       ---------       --------       --------       --------
   Net income (loss) ...........................      $  (4,657)      $   2,431       $  2,250       $  2,440       $  2,010
                                                      =========       =========       ========       ========       ========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
   Loss from continuing operations .............      $   (2.45)      $   (0.30)      $  (0.68)      $  (0.67)      $  (0.71)
   Income from discontinued operations .........           0.49            0.72           1.08           1.07           1.13
   Gain on disposal of discontinued operations .           1.17              --             --             --             --
   Extraordinary item ..........................          (0.01)          (0.01)            --           0.08             --
                                                      ---------       ---------       --------       --------       --------
   Net income (loss) ...........................      $   (0.80)      $    0.41       $   0.40       $   0.48       $   0.42
                                                      =========       =========       ========       ========       ========

OTHER DATA:
   Capital expenditures ........................      $   5,488       $  15,479       $ 13,252       $  9,702       $  3,970

BALANCE SHEET DATA:
   Working capital (deficit) ...................      $  36,403       $  27,126       $   (497)      $  2,114       $  1,724
   Total assets ................................        164,727         216,989         71,656         59,571         51,994
   Total debt ..................................        115,479         146,940         20,918         18,208         21,109
   Shareholders' equity ........................         31,533          41,152         39,227         31,348         22,328

(1) Reflects an extraordinary loss from early extinguishment of debt in the amount of $52 in fiscal 2000 and $64 in fiscal 1999, and an extraordinary gain from early extinguishment of debt in the amount of $415 in fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements made in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. As detailed in
Exhibit 99.1 to this Report, with respect to the Company these risks and uncertainties include: substantial leverage; restrictions imposed by the Company's debt instruments; management control; competition; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies, and dependence on key personnel. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

RESULTS OF OPERATIONS

         The Company's operations historically have been classified into three business segments: food processing operations, principally fully cooked protein and sandwich production; restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts; and ham curing operations. As discussed in Note 1 to the Consolidated Financial Statements, the Company sold its ham curing business effective July 2, 1999, and sold its restaurant operations effective October 8, 1999. Accordingly, the results of the restaurant operations are presented as a discontinued operation in the Company's Consolidated Statements of Operations, and are excluded from the table below. The ham curing operations do not qualify for discontinued operations presentation.

         As a part of the Pierre acquisition, the Company changed its interim fiscal periods to conform with the standard food processing industry interim periods. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. In order to adopt this interim calendar, the fiscal year ended March 6, 1999 contains 53 weeks. This additional week of activity did not have a material impact on any reported line item on the consolidated statements of earnings when compared with fiscal 1998 and fiscal 2000.

         Results for fiscal 2000, fiscal 1999 and fiscal 1998 for each segment are shown below:

                                                                      FISCAL YEARS ENDED
                                                               --------------------------------
                                                              MARCH 4,     MARCH 6,    FEBRUARY 27,
                                                                2000         1999          1998
                                                               ------       ------       ------
                                                                        (IN MILLIONS)

Revenues:
   Food processing ......................................      $183.5       $149.8       $ 56.4
   Ham curing ...........................................         2.1          7.0          9.8
                                                               ------       ------       ------
         Total ..........................................       185.6        156.8         66.2
                                                               ------       ------       ------
Cost of goods sold:
   Food processing ......................................       113.9         95.2         50.6
   Ham curing ...........................................         2.1          6.2          8.6
                                                               ------       ------       ------
         Total ..........................................       116.0        101.4         59.2
                                                               ------       ------       ------
Selling, general and administrative .....................        65.3         41.0          9.6
Loss on sale of Mom `n' Pop's Country Ham, LLC ..........         2.9           --           --
Depreciation and amortization ...........................         5.6          4.9          1.6
                                                               ------       ------       ------
Operating income (loss) .................................        (4.2)         9.5         (4.2)
Interest and other expense, net .........................       (14.8)       (11.9)        (1.6)
                                                               ------       ------       ------
Loss from continuing operations before income tax benefit       (19.0)        (2.4)        (5.8)
Income tax benefit ......................................         4.8          0.6          1.9
                                                               ------       ------       ------
Loss from continuing operations .........................       (14.2)        (1.8)        (3.9)
Income from discontinued restaurant segment .............         2.8          4.3          6.1
Gain on disposal of discontinued restaurant segment .....         6.8           --           --
Extraordinary item ......................................        (0.1)        (0.1)          --
                                                               ------       ------       ------
Net income (loss) .......................................      $ (4.7)      $  2.4       $  2.2
                                                               ======       ======       ======


Fiscal 2000 Compared to Fiscal 1999

         Revenues. Revenues increased by $28.8 million, or 18.3%, due to a $33.7 million (22.5%) increase in the food processing segment, offset by a $5.0 million (70.3%) decrease in the ham curing segment. The increase in food processing revenues was due to the Pierre acquisition in fiscal 1999 which contributed four quarters of revenues in fiscal 2000 compared to three quarters of revenue in fiscal 1999. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 2, 1999.

         Cost of goods sold. Cost of goods sold increased by $14.6 million, or 14.4%, comprised of a $18.7 million (19.6%) increase in the food processing segment, offset by a $4.1 million (66.0%) decrease in the ham curing segment. The increase in the food processing segment was due to the Pierre acquisition in fiscal 1999 which contributed four quarters of operations in fiscal 2000 compared to three quarters of operations in fiscal 1999. As a percentage of food processing revenues, food processing cost of goods sold decreased from 63.6% to 62.1% due to a shift in demand to product categories with higher margins. The decrease in ham curing cost of goods sold was due to the Company's strategic decision to exit the ham curing business, effective July 2, 1999.

         Selling, general and administrative. Selling, general and administrative expenses increased by $24.3 million, or 59.2% primarily due to indirect expenses incurred in the disposition of the restaurant segment, and expenses associated with consulting and non-compete agreements with former shareholders. As a percentage of operating revenues, selling, general and administrative expenses increased from 26.1% to 35.2% for the same reasons.

         Depreciation and amortization. Depreciation and amortization increased by $.8 million, or 15.5%, primarily due to four quarters of Pierre depreciation and amortization in fiscal 2000 compared to three quarters of Pierre depreciation and amortization in fiscal 1999, offset by a decline in depreciation due to the sale of the assets of the ham curing business. As a percentage of operating revenues, depreciation and amortization was 3.1% for both fiscal years.

         Interest and other expense, net. Net other expense increased by $2.9 million, or 24.3%. This increase primarily was due to an increase in interest expense resulting from four quarters of interest expense in fiscal 2000, compared to three quarters of interest expense resulting from financing of the Pierre acquisition in June 1998 (see --- "Liquidity and Capital Resources" below). Other non-operating expenses were not significant in fiscal 2000 or fiscal 1999.

         Income tax benefit. The effective tax benefit rate for fiscal 2000 continuing operations was 25.3% compared to 25.5% for fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

         Revenues. Revenues increased by $90.6 million, or 136.8%, due to a $93.4 million (165.6%) increase in the food processing segment and a $2.8 million (28.3%) decrease in the ham curing segment. The increase in food processing revenues was due to the acquisition of Pierre on June 9, 1998. The decrease in ham curing revenues was due to the loss of one large customer during fiscal 1999.

         Cost of goods sold. Cost of goods sold increased by $42.3 million, or 71.4% due to an increase in the food processing segment, offset slightly by a decrease in such costs in the ham curing segment. Cost of goods sold in the food processing segment increased by $44.6 million (88.1%) due to the acquisition of Pierre in June 1998. As a percentage of food processing revenues, cost of goods sold in the food processing segment decreased from 89.7% to 63.6%. The decrease was due to the Company's acquisition of Pierre, which historically had a higher gross margin percentage than the existing Company food processing operations. Cost of goods sold in the ham curing segment decreased $2.4 million (27.9%) due to lower sales volume.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $31.3 million (322.0%) and, as a percentage of operating revenues, increased from 14.7% to 26.1% due to 1) incremental costs associated with the fiscal 1999 Pierre acquisition, specifically personnel and facilities costs of Pierre in Cincinnati; 2) additional costs associated specifically with the integration of Pierre operations into Fresh Foods' food processing segment; and 3) an increase due to Pierre's historically higher costs of marketing and promotional programs.

         Depreciation and amortization. Depreciation and amortization increased by $3.3 million (203.5%) due to the acquisition of Pierre in June 1998. Additional depreciation of fixed assets and amortization of intangible assets associated with the Pierre acquisition increased depreciation and amortization by $1.1 million and $2.0 million, respectively. As a percentage of operating revenues, depreciation and amortization increased from 2.4% to 3.1% as a result of the acquisition of Pierre.

         Interest and other expense, net. Net other expense increased by $10.4 million (665.1%) due to an increase in interest expense resulting from additional borrowings to finance the Pierre acquisition and the Company's recapitalization in fiscal 1999 (see "--Liquidity and Capital Resources" below).

         Income tax benefit. The effective tax benefit rate for fiscal 1999 was 25.5%, as compared to 33.2% for fiscal 1998. Such rate was lower in fiscal 1999 due to permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $6.7 million for fiscal 2000, compared to cash provided by operating activities of $11.0 million in fiscal 1999 and $7.7 million in fiscal 1998. The decrease in net cash provided by operating activities from fiscal 1999 to fiscal 2000 was primarily due to the following factors: 1) indirect expenses incurred in the disposition of the restaurant and ham curing segments 2) payment of estimated income taxes due and
3) a decrease in accounts payable and other accrued liabilities. The increase in net cash provided by operating activities for fiscal 1999 was primarily due to increased income (after reflecting non-cash items) from the acquisition of Pierre in June 1998 and the opening of thirteen new restaurants in fiscal 1999, offset by an increase in accounts receivable and inventory at Pierre, net of the increase in accounts payable. The Company had positive working capital at March 4, 2000 and March 6, 1999 of $36.4 million and $27.1 million, respectively, as compared to a working capital deficit of $.5 million at February 27, 1998.

         Cash flows provided by investing activities were $45.2 million for fiscal 2000. The primary components were proceeds from the sales of certain of the Company's assets and the restaurant segment; offset by capital expenditures for the food processing and restaurant segments. Cash flows used in investing activities were $132.7 million in fiscal 1999. The primary components were cash used to purchase Pierre in June 1998 and capital expenditures relating to the opening of thirteen new restaurants in fiscal 1999, offset slightly by collections on notes payable to the Company and proceeds from the sale of assets. Cash acquisitions of fixed assets were $5.5 million for fiscal 2000, compared to $15.5 million for fiscal 1999 and $12.6 million for fiscal 1998. During fiscal 1999 and fiscal 1998, the Company acquired fixed assets (primarily operating equipment) under capital leases of approximately $15,000 and $660,000, respectively.

         Cash flows used in financing activities were $37.4 million for fiscal 2000. The major components were 1) the early payoff of the Company's industrial revenue bonds, 2) repayment of borrowings under the revolving credit facility with proceeds from the disposition of the restaurant segment, 3) a loan to a principal shareholder, and 4) the repurchase of the Company's common stock. Cash flows provided by (used in) financing activities were $120.5 million and $(0.8) million in fiscal 1999 and fiscal 1998, respectively. The major components of financing activities in fiscal 1999 included the issuance of $115 million principal amount of 10.75% Senior Notes Due 2006 (the "Notes") and initial borrowings under a five-year, $75.0 million revolving credit facility. The proceeds of these financing activities were used to acquire Pierre, extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain lease obligations and repurchase 110,000 shares of the Company's common stock.

         As of March 4, 2000, the Company had no outstanding borrowings under its $75 million revolving credit facility due to the repayment of outstanding borrowings from the proceeds of the disposition of the restaurant segment. At March 4, 2000, the Company was not in compliance with the financial covenant relating to fixed charges under the agreement. Accordingly, the Company had no availability for borrowings under this credit facility. Effective May 30, 2000, the Company terminated its $75 million revolving credit facility.

         Effective May 24, 2000, subject to certain closing conditions precedent, the Company secured a new three-year $25 million revolving credit facility with a new lender. Upon final closing of the $25 million revolving credit facility, the Company will be able to borrow up to an amount (including standby letters of credit up to $5.0 million) equal to the lesser of $25.0 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under the revolving credit facility will be available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the revolving credit facility will bear interest at floating rates based upon the interest rate option selected from time to time by the Company. The borrowings will be secured by a first priority security interest in substantially all of the accounts receivable and inventory of the Company. In addition, the Company will be required to meet certain financial covenants regarding net worth, cash flow and restricted payments, including limited dividend payments.

         Fiscal 2000 operating cash flows were not sufficient to provide necessary working capital and to service existing debt. These cash requirements were instead satisfied with proceeds from asset sales. To be certain of making its $6.2 million semi-annual Note interest payment due June 1, 2000, on May 24, 2000, the Company obtained its new $25 million revolving credit facility, with availability subject to the satisfaction of certain routine closing conditions. The Company anticipates that its fiscal 2001 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under the $25 revolving credit facility.

         The Company has budgeted approximately $3.0 million for capital expenditures in fiscal 2001. These expenditures are devoted to routine food processing capital improvement projects and other miscellaneous expenditures and should be sufficient to maintain current operating capacity. The Company believes that funds from operations and funds from the $25 million revolving credit facility, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these routine capital expenditures. If Pierre continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for various plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the $25 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

         The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for fiscal 1998, fiscal 1999 or fiscal 2000. The Company does not expect inflation to have a material impact on its results of operations for fiscal 2001.

SEASONALITY

         Except for sales to school districts, which decline significantly during the summer and early January, there is no seasonal variation in the Company's sales of food products. The Company's food production is steady throughout the year.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the Company's effective date until the first quarter of the fiscal year ending March 2, 2002. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 4, 2000, March 6, 1999 or February 27, 1998. Certain of the Company's outstanding nonderivative financial instruments at March 4, 2000 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

Interest Rate Risk

         The Company manages the potential loss on long-term debt from changing interest rates by issuing a combination of fixed and variable-rate debt in amounts and maturities that management considers appropriate. Of the Company's long-term debt outstanding at March 4, 2000, all principal amounts were accruing interest at fixed rates. In the future, should the Company borrow funds under the variable-rate $25 million revolving credit facility, a rise in prevailing interest rates could adversely affect the Company's financial condition, results of operations and cash flows. The following table summarizes the Company's market risks associated with long-term debt outstanding at March 4, 2000. The table presents principal cash outflows and related interest rates by maturity date.

                                                 March 4, 2000
                                      Expected Maturities in Fiscal Years

                                                Long-Term Debt
                                     -------------------------------------
                                                          Weighted Average
                                       Fixed Rate          Interest Rate
                                     -------------        ----------------
                 2001                $     314,433              10.31%
                 2002                       67,631               9.28
                 2003                       49,686               9.28
                 2004                       46,066               9.28
                 2005                        1,539               9.28
                 Thereafter            115,000,000              10.75
                                     -------------
                 Total               $ 115,479,355              10.75
                                     =============

                 Fair Value          $  63,250,000              10.75%


Foreign Exchange Rate Risk

         The Company primarily bills customers in foreign countries in US dollars. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company's products may be more expensive for those customers to pay for in their local currency. At March 4, 2000, all trade receivables were denominated in US dollars.

Commodity Price Risk

         Certain raw materials used in food processing products are exposed to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The Company manages this risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. The Company's primary commodity price exposures relate to beef, pork, poultry, soy and packaging materials used in food processing products. At March 4, 2000, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company's current positions with respect to such pricing exposures.

Fair Value of Financial Instruments

         The Company's nonderivative financial instruments consist primarily of cash and cash equivalents, trade and note receivables, trade payables, and long-term debt. At March 4, 2000, excluding long-term debt shown above, the book values of each of the nonderivative financial instruments recorded in the Company's balance sheet are considered representative of fair value due to variable interest rates, short-terms to maturity and/or short length of time outstanding. Fair value of nonderivative financial instruments are estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar nonderivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item for each of the Company's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled for July 27, 2000 and is incorporated herein by reference.

         The information required by this Item for each of the Company's executive officers is contained under the caption "Executive Officers of the Registrant" in Part I, Item 4A, of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         Information on remuneration of the Company's officers and directors is contained in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled for July 27, 2000 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled for July 27, 2000 under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is contained in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled for July 27, 2000 under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

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

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Fresh Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FRESH FOODS, INC.

                                           By:       /s/  DAVID R. CLARK
                                               ---------------------------------
                                                       David R. Clark
                                                 Vice Chairman of the Board

Dated: May 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fresh Foods, Inc., in the capacities and on the dates indicated.

           SIGNATURE                                TITLE                               DATE
           ---------                                -----                               ----

 /s/  JAMES C. RICHARDSON, JR.             Chairman of the Board                    May 30, 2000
--------------------------------------
      James C. Richardson

      /S/ DAVID R. CLARK                   Vice Chairman of the Board               May 30, 2000
--------------------------------------        (Principal Executive Officer)
        David R. Clark

   /S/  NORBERT E. WOODHAMS                President and Director                   May 30, 2000
--------------------------------------
      Norbert E. Woodhams

    /S/  PAMELA M. WITTERS                 Chief Financial Officer, Treasurer       May 30, 2000
--------------------------------------        and Secretary (Principal
       Pamela M. Witters                      Financial Officer and Principal
                                              Accounting Officer)

    /S/  E. EDWIN BRADFORD                 Director                                 May 30, 2000
--------------------------------------
       E. Edwin Bradford

   /S/  WILLIAM P. FOLEY, II               Director                                 May 30, 2000
--------------------------------------
     William P. Foley, II

     /S/  BOBBY G. HOLMAN                  Director                                 May 30, 2000
--------------------------------------
        Bobby G. Holman

    /S/  RICHARD F. HOWARD                 Director                                 May 30, 2000
--------------------------------------
       Richard F. Howard

     /S/  LEWIS C. LANIER                  Director                                 May 30, 2000
--------------------------------------
        Lewis C. Lanier

     /S/  BRUCE E. MEISNER                 Director                                 May 30, 2000
--------------------------------------
       Bruce E. Meisner


 /S/  WILLIAM R. MCDONALD III              Director                                 May 30, 2000
--------------------------------------
    William R. McDonald III

     /S/  ANDREW F. PUZDER                 Director                                 May 30, 2000
--------------------------------------
       Andrew F. Puzder

                                INDEX TO EXHIBITS

Exhibit No.                            Description
-----------                            -----------

2.3 Purchase Agreement dated as of August 6, 1999, among Mom `n' Pop's Country Ham, LLC, Pierre Foods, LLC, the Company and Hoggs, LLC (schedules and exhibits omitted) (incorporated by reference to Exhibit
         2.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

2.4 Purchase Agreement dated as of September 10, 1999 among Claremont Restaurant Group, LLC, Fresh Foods Sales, LLC, the Company and CRG Holdings Corp. (incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

2.5 Plan of Merger dated as of December 27, 1999 among Pierre Foods, LLC, Pierre Leasing, LLC and the Company (incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on From 10-Q for its fiscal quarter ended December 4, 1999)

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for its fiscal year ended February 27, 1998)

4.1 Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2 Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3 Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.4 Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.5 Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.6 Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.7      Form of Exchange Certificated Noted (included as Exhibit D to Exhibit
         4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.8 First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

4.9 Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4,
         1999)

4.10 Third Supplemental Indenture dated as of October 8, 1999 among the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.3* 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 33-15017))

10.4* First Amendment to 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 33-15017))

10.5* 1987 Special Stock Option Plan (restated as of May 15, 1997) (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-29111))

10.6*    1997 Incentive Stock Option Plan (as amended and restated February 23,
         1998) (incorporated by reference to Post-Effective Amendment No. 1 to
         Exhibit 99(a) to the Company's Registration Statement on Form S-8 (No. 333-32455))

10.7* First Amendment to 1997 Incentive Stock Option Plan, dated February 23, 1998 (incorporated by reference to Exhibit 99(b) to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 333-32455))

10.8*    1997 Special Stock Option Plan (as amended and restated February 23,
         1998) (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 333-33439))

10.9* First Amendment to 1997 Special Stock Option Plan, dated February 23, 1998 (incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 333-33439))

10.10 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 (No. 33-79014))

10.11 Amendment to 1994 Employee Stock Purchase Plan, dated as of May 10, 1995 (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (No. 33-79014)

10.12 Second Amendment to 1994 Employee Stock Purchase Plan, dated as of August 30, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (No. 33-79014)

10.13 Third Amendment to 1994 Stock Purchase Plan, dated as of February 12, 1997 (incorporated by reference to Exhibit 4(d) to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (No. 33-79014))

10.17* Employment Contract, dated as of June 30, 1996, between the Company and David R. Clark, together with Amendment to Employment Contract, dated as of February 23, 1998 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4 (No. 333-58711))

10.19 Consulting and Non-Competition Agreement, dated as of January 29, 1998, between the Company and Charles F. Connor, Jr. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (No. 333-58711))

10.22 Rights Agreement, dated as of September 2, 1997, between the Company and American Stock Transfer & Trust Company, Rights Agent (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 1997)

10.29 Credit Agreement, dated as of June 9, 1998, among the Company, certain Guarantors, First Union Commercial Corporation ("First Union"), as Agent and a Lender, and NationsBank N.A., American National Bank and Trust Company of Chicago and National City Commercial Finance, Inc., as Lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.30 Security Agreement, dated as of June 9, 1998, among the Company, certain Guarantors and First Union, as Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.31 Pledge Agreement, dated as of June 9, 1998, among the Company, certain Guarantors and First Union, as Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.32 Amendment to Credit Agreement and Consent, dated as of September 5, 1998, among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711)

10.33 Borrower Joinder Agreement dated as of February 26, 1999 between Fresh Foods Restaurant Group, LLC and First Union, as Agent (schedules omitted) (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4,
         1999)

10.34 Amendment No. 2 to Credit Agreement and Waiver dated as of April 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.35 Amendment No. 3 to Credit Agreement dated as of May 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.36 Consent dated as of July 29, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.37* Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and David R. Clark (supercedes Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999) (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.38* Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and James C. Richardson, Jr. (supercedes
         Exhibit 10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999) (incorporated by reference to Exhibit
         10.38 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.39* Severance, Consulting and Noncompete Agreement dated as of July 12, 1999 among Claremont Restaurant Group, LLC, the Company and L. Dent Miller (supercedes Exhibit 10.18 and 10.26 to the Company's Annual Report on Form

         10-K for its fiscal year ended March 6, 1999) (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.40* Severance, Consulting and Noncompete Agreement dated as of July 12, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and Richard F. Howard (supercedes Exhibit 10.23 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6,
         1999) (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4,
         1999)

10.41* Incentive Agreement dated as of August 18, 1999 among the Company, Pierre Foods, LLC and Norbert E. Woodhams, together with First Amendment to Incentive Agreement dated as of January 1, 2000 (supercedes Exhibit 10.20 and 10.28 of the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999) (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.42 Severance, Consulting and Noncompete Agreement dated as of September 13, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and James M. Templeton (supercedes Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999) (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.43 Amendment No. 4 to Credit Agreement dated as of September 23, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.44 Asset Purchase Agreement dated as of September 30, 1999 among Fairgrove Restaurants, LLC, the Company and Fresh Foods Sales, LLC (schedules and exhibits omitted) (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.45 Amended and Restated Management Services Agreement dated as of December 17, 1999 between HERTH Management, Inc. and the Company (supercedes
         Exhibit 10.1 and 10.2 of the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999) (incorporated by reference to
         Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.46 Agreement dated December 21, 1999 between the Company and Gungor Solmaz, together with form of Agreement dated January 2000 between the Company and Gungor Solmaz (incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)


10.47 Fifth Amendment to Credit Agreement and Consent dated as of December 30, 1999 by and among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders (schedules and exhibits omitted) (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.48* Consulting and Noncompete Agreement dated as of January 6, 2000 between the Company and L. Dent Miller (incorporated by reference to Exhibit
         10.48 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.49 Consulting and Noncompete Agreement dated as of January 14, 2000 between the Company and Charles F. Connor, Jr. (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.50*   Bonus Agreement dated as of June 30, 1999 between the Company and James
         E. Harris (supercedes Exhibit 10.27 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 1999) (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.51 Loan and Security Agreement, dated as of May 24, 2000, between the Company and Fleet Capital Corporation, as Lender (schedules omitted)

12       Calculation of Ratios of Earnings to Fixed Charges

21       Subsidiaries of Fresh Foods, Inc.

23       Independent Auditors' Consent

27       Financial Data Schedule for the year ended March 4, 2000

27(a) Restated Financial Data Schedules for the years ended March 6, 1999 and February 27, 1998

99.1     Risk Factors


         The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.

         *  Indicates management contract or compensatory plan.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----

FRESH FOODS, INC.

INDEPENDENT AUDITORS' REPORT.............................................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets as of March 4, 2000 and March 6, 1999.....................  F-3
   Consolidated Statements of Operations for the Years Ended March 4, 2000,
       March 6, 1999 and February 27, 1998...............................................  F-4
   Consolidated Statements of Shareholders' Equity for the Years Ended March 4,
       2000, March 6, 1999 and February 27, 1998.........................................  F-5
   Consolidated Statements of Cash Flows for the Years Ended March 4, 2000,
       March 6, 1999 and February 27, 1998...............................................  F-6
   Notes to Consolidated Financial Statements............................................  F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Fresh Foods, Inc.
Hickory, North Carolina

We have audited the accompanying consolidated balance sheets of Fresh Foods, Inc. and subsidiaries (the "Company") as of March 4, 2000 and March 6, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 4, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 4, 2000 and March 6, 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 4, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Hickory, North Carolina
May 30, 2000

                                FRESH FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                MARCH 4,           MARCH 6,
                                                                                                  2000               1999
                                                                                             -------------       ------------
                                         ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                              $   2,701,464       $  1,664,398
      Accounts receivable, net (Notes 3, 7 and 16 - includes related party receivables
         of $292,990 and $326,147 at March 4, 2000 and March 6, 1999, respectively)             17,422,811         18,565,152
      Notes receivable - current, net (Notes 3 and 16 - includes related party notes receivable of $152,456 and $280,964 at March 4, 2000 and March 6, 1999,
         respectively)                                                                             238,513            416,775
      Inventories (Notes 4 and 7)                                                               25,025,421         30,430,482
      Refundable income taxes (Note 8)                                                           2,828,156                 --
      Deferred income taxes (Note 8)                                                             2,290,361          2,722,095
      Prepaid expenses and other current assets                                                    799,582            988,023
                                                                                             -------------       ------------
           Total current assets                                                                 51,306,308         54,786,925
                                                                                             -------------       ------------
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 5 and 9)                                              35,784,819         74,999,394
                                                                                             -------------       ------------
OTHER ASSETS:
      Properties held for sale                                                                          --          2,086,847
      Trade name (Note 6)                                                                       41,764,636         43,242,636
      Excess of cost over fair value of net assets of businesses acquired, net
           (Note 6)                                                                             28,893,723         32,623,400
      Other intangible assets, net (Note 6)                                                      2,556,936          3,520,053
      Notes receivable (Notes 3 and 16 - includes related party notes receivable
           of $705,493 and $1,018,767 at March 4, 2000 and March 6, 1999, respectively)            705,493          1,072,987
      Deferred loan origination fees                                                             3,714,748          4,524,753
      Other                                                                                             --            132,028
                                                                                             -------------       ------------
           Total other assets                                                                   77,635,536         87,202,704
                                                                                             -------------       ------------
           Total Assets                                                                      $ 164,726,663       $216,989,023
                                                                                             =============       ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current installments of long-term debt (Note 7)                                        $     314,433       $    673,752
      Trade accounts payable                                                                     5,493,168         11,255,920
      Income taxes payable                                                                              --            151,366
      Accrued insurance                                                                            154,947          1,155,942
      Accrued interest                                                                           3,213,929          3,533,771
      Accrued payroll and payroll taxes                                                          2,427,691          4,941,033
      Accrued promotions                                                                         1,903,241          1,420,580
      Accrued taxes (other than income and payroll)                                                563,879          1,176,888
      Other accrued liabilities (includes related party accrued liabilities of
          $185,000 at March 6, 1999)                                                               831,681          3,351,366
                                                                                             -------------       ------------
           Total current liabilities                                                            14,902,969         27,660,618
LONG-TERM DEBT, less current installments (Note 7)                                             115,164,922        146,265,928
OTHER LONG-TERM LIABILITIES (Note 16)                                                            1,638,466                 --
DEFERRED INCOME TAXES (Note 8)                                                                   1,487,134          1,910,468
COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)
SHAREHOLDERS' EQUITY (Notes 7, 11 and 16)
      Preferred stock - par value $.10, authorized 2,500,000, no shares issued                          --                 --
      Common stock - no par value, authorized 100,000,000 shares; issued and outstanding March 4, 2000 - 5,781,000 shares and
                March 6, 1999 - 5,807,049 shares                                                 5,781,000          5,807,049
      Capital in excess of par value                                                            23,315,881         23,251,845
      Retained earnings                                                                          7,436,291         12,093,115
      Receivable from shareholder (Note 16)                                                     (5,000,000)                --
                                                                                             -------------       ------------
           Total shareholders' equity                                                           31,533,172         41,152,009
                                                                                             -------------       ------------
           Total Liabilities and Shareholders' Equity                                        $ 164,726,663       $216,989,023
                                                                                             =============       ============

          See accompanying notes to consolidated financial statements.

                                FRESH FOODS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            FISCAL YEARS ENDED
                                                                            --------------------------------------------------
                                                                               MARCH 4,          MARCH 6,         FEBRUARY 27,
                                                                                2000               1999               1998
                                                                            -------------      -------------      ------------

REVENUES (Note 13)
      Food processing                                                       $ 183,502,144      $ 149,778,206      $ 56,387,112
      Ham curing                                                                2,096,052          7,063,625         9,858,233
                                                                            -------------      -------------      ------------
                Total revenues                                                185,598,196        156,841,831        66,245,345
                                                                            -------------      -------------      ------------
COSTS AND EXPENSES:
      Cost of goods sold (Note 16 - includes related party transactions totaling $12,733, $658,826 and $428,721 in fiscal 2000, 1999,
          and 1998, respectively)                                             116,024,983        101,413,313        59,153,475
      Selling, general and administrative expenses (Notes 11 and 16 -
          includes related party transactions totaling $3,983,434,
          $2,600,529, and $2,109,453 in fiscal 2000, 1999 and 1998,
          respectively)                                                        65,297,277         41,006,810         9,716,431
      Loss on sale of Mom 'n' Pop's Country Ham, LLC (Note 1)                   2,857,160                 --                --
      Depreciation and amortization (Note 13)                                   5,661,893          4,901,356         1,614,823
                                                                            -------------      -------------      ------------
                Total costs and expenses                                      189,841,313        147,321,479        70,484,729
                                                                            -------------      -------------      ------------
OPERATING INCOME (LOSS)                                                        (4,243,117)         9,520,352        (4,239,384)
                                                                            -------------      -------------      ------------
OTHER INCOME (EXPENSE)
      Other income (including interest), net (Note 16 - includes related party transactions totaling $137,364, $152,743 and
          $145,936 in fiscal 2000, 1999 and 1998, respectively)                   168,959            409,095           204,045
      Interest expense (Note 16 - includes related party transactions
          totaling $110,263 in fiscal 1998)                                   (14,985,577)       (12,332,248)       (1,762,363)
                                                                            -------------      -------------      ------------
                Net other expense                                             (14,816,618)       (11,923,153)       (1,558,318)
                                                                            -------------      -------------      ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT                     (19,059,735)        (2,402,801)       (5,797,702)
INCOME TAX BENEFIT (Note 8)                                                     4,825,168            612,885         1,926,693
                                                                            -------------      -------------      ------------
LOSS FROM CONTINUING OPERATIONS                                               (14,234,567)        (1,789,916)       (3,871,009)
DISCONTINUED OPERATIONS (Note 1):
      Income from discontinued restaurant segment (net of income taxes of $1,507,029, $2,325,555 and $3,654,701 in fiscal 2000,
         1999 and 1998, respectively)                                           2,828,367          4,285,108         6,121,009
      Gain on disposal of discontinued restaurant segment (net of
         income taxes of $3,968,525)                                            6,801,726                 --                --
                                                                            -------------      -------------      ------------
                             Discontinued operations, net                       9,630,093          4,285,108         6,121,009
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                        (4,604,474)         2,495,192         2,250,000
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF
      DEBT (net of income tax benefit of $35,633 and $44,158 in fiscal
          2000 and 1999, respectively)                                            (52,350)           (64,335)               --
                                                                            -------------      -------------      ------------
NET INCOME (LOSS)                                                           $  (4,656,824)     $   2,430,857      $  2,250,000
                                                                            =============      =============      ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
      Loss from continuing operations                                       $       (2.45)     $       (0.30)     $      (0.68)
      Discontinued operations                                                        1.66               0.72              1.08
      Extraordinary loss from early extinguishment of debt                          (0.01)             (0.01)               --
                                                                            -------------      -------------      ------------
                Net income (loss)                                           $       (0.80)     $        0.41      $       0.40
                                                                            =============      =============      ============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                         5,808,075          5,898,839         5,653,988


          See accompanying notes to consolidated financial statements.

                                FRESH FOODS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                            CAPITAL IN                     RECEIVABLE      OTHER         TOTAL
                                             COMMON         EXCESS OF        RETAINED         FROM      COMPREHENSIVE SHAREHOLDERS'
                                              STOCK         PAR VALUE        EARNINGS      SHAREHOLDER     INCOME        EQUITY
                                            -----------    ------------    ------------    -----------    --------    ------------

BALANCE AT FEBRUARY 28, 1997                $ 5,326,948    $ 18,868,284    $  7,143,090    $        --    $ 10,059    $ 31,348,381
Comprehensive income:
    Net income                                       --              --       2,250,000             --          --              --
    Unrealized gain on available for sale
        securities (net of tax of $7,055)            --              --              --             --       9,202              --
Total comprehensive income                                                                                               2,259,202
Net income of Sagebrush, Inc. for period
    from January 4, 1997 to February 28,
    1997 (Note 1)                                    --              --         269,168             --          --         269,168
Common stock options exercised (391,000
    shares) (Note 11)                           391,000         919,700              --             --          --       1,310,700
Purchase of common stock (143,325 shares)      (143,325)     (1,840,425)             --             --          --      (1,983,750)
Issuance of common stock (323,826 shares)       323,826       2,599,040              --             --          --       2,922,866
Tax benefit of stock options exercised
    (Notes 8 and 11)                                 --       3,100,421              --             --          --       3,100,421
                                            -----------    ------------    ------------    -----------    --------    ------------
BALANCE AT FEBRUARY 27, 1998                  5,898,449      23,647,020       9,662,258             --      19,261      39,226,988
Comprehensive income:
    Net income                                       --              --       2,430,857             --          --              --
    Realized gain on sale of
        available for sale securities
        (net of reclassification
        adjustments and tax of $13,094)              --              --              --             --     (19,261)             --
Total comprehensive income                                                                                               2,411,596
Common stock options exercised (15,625
    shares (Note 11)                             15,625          65,625              --             --          --          81,250
Purchase of common stock (110,000
    shares)                                    (110,000)       (490,022)             --             --          --        (600,022)
Issuance of common stock (2,975 shares)           2,975          29,222              --             --          --          32,197
                                            -----------    ------------    ------------    -----------    --------    ------------
BALANCE AT MARCH 6, 1999                      5,807,049      23,251,845      12,093,115             --          --      41,152,009
Net loss and comprehensive loss                      --              --      (4,656,824)            --          --      (4,656,824)
Short swing profit reimbursement                     --          48,542              --             --          --          48,542
Loan to shareholder (Note 16)                        --              --              --     (5,000,000)         --      (5,000,000)
Common stock options exercised
    (39,375 shares (Note 11)                     39,375         165,238              --             --          --         204,613
Accelerated vesting of stock options
    (Note 11)                                        --         345,970              --             --          --         345,970
Purchase of common stock (68,024
    shares)                                     (68,024)       (510,180)             --             --          --        (578,204)
Issuance of common stock (2,600
    shares)                                       2,600          14,466              --             --          --          17,066
                                            -----------    ------------    ------------    -----------    --------    ------------
BALANCE AT MARCH 4, 2000                    $ 5,781,000    $ 23,315,881    $  7,436,291    $(5,000,000)   $     --    $ 31,533,172
                                            ===========    ============    ============    ===========    ========    ============


          See accompanying notes to consolidated financial statements.

                                FRESH FOODS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             FISCAL YEARS ENDED
                                                                           -------------------------------------------------
                                                                             MARCH 4,          MARCH 6,         FEBRUARY 27,
                                                                               2000              1999               1998
                                                                           ------------      -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                      $ (4,656,824)     $   2,430,857      $  2,250,000
                                                                           ------------      -------------      ------------
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
    Extraordinary loss on extinguishment of debt before
      income tax benefit                                                         87,983            108,493                --
    Depreciation and amortization                                             8,199,039          8,463,851         5,230,044
    Amortization of deferred loan origination fees                              899,931            620,301           113,153
    Deferred income taxes                                                         8,400            298,617        (2,081,085)
    Net (gain) loss on disposition of assets (net of writedowns)              2,835,122          1,003,555          (639,966)
    Net gain on disposal of discontinued operations (Note 1)                (10,770,251)                --                --
    Increase in other long-term liabilities                                   1,638,466                 --                --
    Tax benefit of stock options                                                     --                 --         3,100,421
    Other noncash adjustments                                                   705,039           (126,278)          (80,884)
    Changes in operating assets and liabilities (net of effects from purchase of restaurant companies and Pierre, and net
      of sales of ham curing and restaurant segments) providing
      (using) cash:
            Receivables                                                        (287,077)        (4,815,226)       (1,628,423)
            Inventories                                                       3,301,173         (2,124,657)         (544,001)
            Refundable income taxes, prepaid expenses and other assets       (2,917,660)           148,285          (673,905)
            Trade accounts payable and other accrued liabilities             (5,763,674)         5,023,953         2,654,178
                                                                           ------------      -------------      ------------
         Total adjustments                                                   (2,063,509)         8,600,894         5,449,532
                                                                           ------------      -------------      ------------
         Net cash provided by (used in) operating activities                 (6,720,333)        11,031,751         7,699,532
                                                                           ------------      -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of net assets of Pierre Foods                                           --       (119,289,571)               --
    Net proceeds from sale of restaurant segment (Note 1)                    49,234,814                 --                --
    Net proceeds from sale of Mom 'n' Pop's Country Ham, LLC (Note 1)           147,239                 --                --
    Proceeds from sales of assets to others                                     652,523            363,056         2,185,787
    Proceeds from sales of assets to other related parties                       19,750             13,746         1,350,000
    Decrease in related party notes receivables                                 441,782            777,499           179,452
    Decrease in other notes receivables                                         103,974            804,843           504,439
    Capital expenditures to related parties                                    (316,233)        (2,148,910)       (1,752,565)
    Capital expenditures - other                                             (5,171,445)       (13,315,626)      (10,839,058)
    Other investing activities, net                                              53,875            111,680            14,909
                                                                           ------------      -------------      ------------
         Net cash provided by (used in) investing activities                 45,166,279       (132,683,283)       (8,357,036)
                                                                           ------------      -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) under revolving credit agreement            (29,000,000)        29,000,000                --
    Proceeds from issuance of long-term debt                                         --        115,000,000         5,894,000
    Principal payments on long-term debt                                     (2,415,224)       (12,888,165)       (4,971,615)
    Net repayments under short-term borrowing agreements                             --         (5,105,144)         (935,382)
    Loan origination fees                                                      (177,909)        (4,990,060)         (113,409)
    Loan to shareholder                                                      (5,000,000)                --                --
    Purchase of common stock                                                 (1,020,360)          (600,022)       (1,983,750)
    Proceeds from exercise of stock options                                     204,613             81,250         1,310,700
                                                                           ------------      -------------      ------------
         Net cash provided by (used in) financing activities                (37,408,880)       120,497,859          (799,456)
                                                                           ------------      -------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,037,066         (1,153,673)       (1,456,960)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,664,398          2,818,071         4,275,031
                                                                           ------------      -------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  2,701,464      $   1,664,398      $  2,818,071
                                                                           ============      =============      ============

          See accompanying notes to consolidated financial statements.

                                FRESH FOODS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION, ACQUISITION AND DISCONTINUED OPERATIONS

     Description of Business. Fresh Foods, Inc. (the "Company" or "Fresh Foods") is a vertically integrated producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the domestic foodservice market. The Company sells its products through various distribution channels under the Pierre, Fast Choice, Fast Bites and Mom 'n' Pop's brand names. Prior to the sale of the ham curing business effective July 2, 1999, the Company also produced cured hams which were sold primarily through distributors to retail supermarkets under the "Mom `n' Pop's" brand name. In addition, prior to the sale of the restaurant segment effective October 7, 1999, the Company owned and operated 67 restaurants and franchised an additional 36 restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts. Twenty-eight Sagebrush restaurants were acquired when Fresh Foods completed a merger with Sagebrush, Inc. on January 30, 1998 which was accounted for as a pooling of interests.

     Acquisition of Pierre Foods Division of Hudson Foods, Inc. On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division ("Pierre") of Hudson Foods, Inc. ("Hudson"), a wholly owned subsidiary of Tyson Foods. The acquisition was accounted for using the purchase method of accounting and the results of Pierre's operations were included in the Company's fiscal 1999 consolidated statements of operations from the date of acquisition. The purchase price, which totaled $119.3 million including capitalized transaction costs was allocated to the net underlying assets based on their respective fair values. Costs associated with the acquisition totaling $1.5 million were capitalized as part of the transaction. The acquisition price was allocated as follows (in millions):

         Accounts receivable                                            $  8.5
         Inventory                                                        20.9
         Fixed assets                                                     22.3
         Trade name                                                       44.3
         Assembled work force                                              2.9
         Excess of cost over fair value of assets acquired (goodwill)     30.8
         Accounts payable                                                  5.3
         Accrued liabilities                                               5.1

     Excess purchase price over fair market value of the underlying assets was allocated to goodwill, trade name and assembled work force and is being amortized on a straight-line basis over lives ranging from fifteen to thirty years (Note 2).

     The purchase was financed by the issuance of $115.0 million 10.75% Senior Notes Due 2006 (the "Senior Notes") and an initial borrowing under a five-year, $75.0 million, revolving bank credit facility. In addition, borrowings under the bank facility were used to extinguish all existing indebtedness of the Company, with the exception of outstanding industrial revenue bonds and certain capital lease obligations (Notes 5, 7 and 9).

     Following is selected unaudited pro forma combined results of operations for the fiscal years ended March 6, 1999 and February 27, 1998, assuming that the two companies had been combined for accounting purposes as of the beginning of fiscal 1998. All necessary adjustments based on the allocated purchase price of net assets acquired and eliminations for transactions between Fresh Foods, Inc. and Pierre Foods have been reflected in the pro forma calculations. However, the pro forma amounts are not necessarily indicative of the actual results of operations had the two companies been combined at the beginning of the years presented.

                                                    Fiscal Years Ended
                                              --------------------------------
                                              March 6, 1999  February 27, 1998
                                              -------------  -----------------
                                    (Unaudited, In Thousands, Except Per Share Data)

Total operating revenues                        $ 185,719      $ 177,102
Operating income                                   11,150          3,632
Loss from continuing operations                 $  (3,795)     $  (7,569)

Loss per share from continuing operations -
       basic and diluted                        $    (.65)     $   (1.34)


     Disposition of Mom 'n' Pop's Country Ham, LLC. Effective July 2, 1999, the Company sold Mom 'n' Pop's Country Ham, LLC, its ham curing business, to the management group of that subsidiary that includes the Chairman of the Board for $995,000. Under the terms of the sale agreement, the Company received cash of $9,950 and an 8%, unsecured $985,050 note, due December 31, 1999. In addition, the Company agreed to provide an 8%, $500,000 unsecured working capital line of credit through December 31, 1999. As part of the sale transaction, the Company, on behalf of Mom 'n' Pop's Country Ham, LLC, paid $490,178 for a non-compete and consulting agreement with a former executive officer of the subsidiary. In addition, the executive officer received severance benefits totaling $357,583 as a result of the disposal of this business. As a result of this sale, the Company recorded a loss on disposition of $2,857,160. At March 4, 2000, all outstanding principal amounts and accrued interest under the note and working capital line were paid in full. The ham curing business did not qualify for discontinued operations presentation.

     Disposition of the Restaurant Segment. On September 10, 1999, the Company signed an agreement to sell substantially all of its restaurant operations and thereby committed itself to disposing of its restaurant segment in a transaction completed on October 8, 1999. Under the terms of the agreement, the buyer, Carousel Capital Partners, L.P., acquired Claremont Restaurant Group, LLC ("Claremont Restaurant Group"), as well as non-compete and consulting contracts with certain key restaurant executives in exchange for a cash purchase price of $49,796,904, subject to adjustments. Cash proceeds were used for payments to key restaurant executives for severance, consulting, and noncompete agreements totaling $2,015,361, payments of bonuses to certain restaurant employees totaling $333,868 and payments of investment banking, legal, and accounting fees totaling $1,756,167 to arrive at net cash proceeds of $45,691,508. As of October 8, 1999, the net book value of Claremont Restaurant Group was $34,074,024, resulting in a gain of $11,617,484. In addition, at the time of the sale, the Company accelerated vesting of stock options for all restaurant employees, resulting in the recognition of a charge totaling $207,314, which reduced the net gain to $11,410,170.

         Coinciding with the transaction discussed above, on October 3, 1999 the Company sold the net assets of its one Bennett's restaurant operation to certain members of management for a cash purchase price of $1,100,000. Net cash proceeds received after payment of legal and other fees totaled $1,080,083, resulting in a net gain of $522,210 from the sale.

         In addition, on September 14, 1999 the Company sold five former restaurant properties and one tract of vacant land, with a combined book value of $2,433,482, to an entity in which a former officer and principal shareholder is a minority investor, for a net cash purchase price of $938,585. This transaction was completed under an agreement entered into earlier during the fiscal year and was contingent upon the sale of Claremont Restaurant Group. Under the terms of the initial agreement, all non-operating restaurant properties, consisting of seven former restaurant locations and three tracts of undeveloped land with a total book value of $3,620,842, were offered for sale at an aggregate price of $2,635,000. The agreement further specified that the cash proceeds from the sale of any of these properties to third parties prior to the sale of Claremont Restaurant Group would reduce the purchase price of the remaining pool of properties on a dollar-for-dollar basis, subject to the sale of Claremont Restaurant Group. Prior to the sale, four of the properties, with a book value totaling $1,187,359, were sold to unrelated third parties for cash totaling $1,557,065. Due to the nature of this transaction, gross gains totaling $369,706 were netted with the loss recorded from the sale of the remaining real estate occurring on September 14, 1999. Net cash proceeds from these transactions, after legal fees and other settlement costs of $32,428, totaled $2,463,223, resulting in a net loss of $1,157,619.

         Due to the disposition of all assets and liabilities relating to Claremont Restaurant Group, the results of the restaurant segment have been reported separately as discontinued operations in the consolidated statements of operations. Operating results prior to the measurement date of September 10, 1999 are presented in "Income From Discontinued Restaurant Segment". The operating loss subsequent to the measurement date through the date of disposal was $4,510 and is included in "Gain on Disposal of Discontinued Restaurant Segment", along with the gains and losses discussed above. The results of the discontinued operations do not reflect any interest expense or management fees allocated by the Company. In addition, the results of discontinued operations exclude transaction success bonuses paid to certain corporate officers totaling $3,102,689, as well as amounts totaling $1,389,503 paid to the Company's former Chairman under a severance, consulting, and noncompete agreement as part of the sale (Note 16). Prior year consolidated financial statements have been reclassified to present Claremont Restaurant Group as a discontinued operation.

     Net revenues and income from discontinued operations are as follows:


                                              Fiscal Years Ended
                                -------------------------------------------------
                                March 4, 2000   March 6, 1999   February 27, 1998
                                 -----------     ------------     ------------

Net operating revenues           $59,583,905     $101,440,315     $ 91,261,985
                                 ===========     ============     ============

Operating profit                   4,502,401        7,161,985        9,125,240
Other (income) expense, net          167,005          551,322         (650,470)
Income tax provision               1,507,029        2,325,555        3,654,701
                                 -----------     ------------     ------------

Income from discontinued
     restaurant segment          $ 2,828,367     $  4,285,108     $  6,121,009
                                 ===========     ============     ============


Pretax gain on disposal of
     discontinued restaurant
     segment                     $10,770,251     $         --     $         --
Income tax provision               3,968,525               --               --
                                 -----------     ------------     ------------

Gain on disposal of
     discontinued restaurant
     segment                     $ 6,801,726     $         --     $         --
                                 ===========     ============     ============


     Corporate Reorganization. On December 31, 1999, the Company completed a reorganization which merged Pierre Foods, LLC and Pierre Leasing, LLC into Fresh Foods, Inc. Subsequent to the reorganization, Fresh Foods Properties, LLC is the only subsidiary of Fresh Foods, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include Fresh Foods, Inc. and subsidiaries. All intercompany transactions have been eliminated.

     Fiscal Year. The Company reports the results of operations using a 52-53 week basis. As a result of the Pierre acquisition, described in Note 1, the Company changed its interim fiscal periods to conform with standard food processing industry interim periods. Each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. Prior to the change in interim periods the Company reported the results of operations based on quarters of 12, 12, 12 and 16 weeks. In order to adopt this new interim calendar, the fiscal year ended March 6, 1999 contains 53 weeks. Fiscal 2000 and fiscal 1998 represent 52 week periods.

     The Company's fiscal year ended March 4, 2000 is referred to herein as "fiscal 2000," its fiscal year ended March 6, 1999 is referred to herein as "fiscal 1999," and its fiscal year ended February 27, 1998 is referred to herein as "fiscal 1998."

     Cash and cash equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs which do not significantly extend the useful lives of assets are charged to operations whereas additions and betterments, including interest costs incurred during construction, which was not material for any year presented, are capitalized.

     Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. Property under capital leases is amortized in accordance with the Company's normal depreciation policy. Depreciation expense along with amortization of intangible assets is recorded as a separate line item in the consolidated statements of operations. Cost of goods sold and selling, general and administrative expenses exclude depreciation expense.

     The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis, and determined no impairment charge was necessary at March 4, 2000.

     Properties Held for Sale. Properties held for sale at March 6, 1999, which included real properties and certain undeveloped land of the restaurant segment, were carried at the lesser of historical cost less accumulated depreciation or estimated fair value less estimated selling costs.

     Intangible Assets. Intangible assets consist of the excess of cost over the fair value of net assets of businesses acquired, assembled workforce and trade name. The Company assesses recoverability of the excess cost over the assigned value of net assets acquired by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations.

The estimated lives of the intangible assets are as follows:

     Excess of cost over fair value of net assets acquired        15 - 30 years
     Trade name                                                        30 years
     Assembled workforce                                               15 years

     Revenue Recognition. Revenue from sales of food processing products are recorded at the time the goods are shipped and title passes. Revenue is recognized as the net amount to be received after deductions for estimated discounts and product returns.

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense included in continuing operations for fiscal 2000, fiscal 1999 and fiscal 1998 was $994,334, $435,976 and $650,188, respectively.

     Income Taxes. Income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the asset and liability method. The tax effects of such differences are reflected in the balance sheet at the enacted tax rate applicable to the years when such differences are scheduled to reverse. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.

     Reclassifications. Financial statements for fiscal 1999 and 1998 have been reclassified, where applicable, to conform to the financial statement presentation used in fiscal 2000.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates at March 4, 2000 and March 6, 1999 include sales discounts and promotional allowances, inventory reserves, insurance reserves, and useful lives assigned to intangible assets. Actual results could differ from those estimates.

     New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the Company's effective date until the first quarter of the fiscal year ending March 2, 2002. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

3.     ACCOUNTS AND NOTES RECEIVABLE

       Accounts and notes receivable consist of the following:

                                                                         March 4,       March 6,
                                                                           2000           1999
                                                                       -----------     -----------
Accounts receivable:
   Trade accounts receivable (less allowance for doubtful receivables
      of $114,661 and $158,790 at March 4, 2000 and March 6, 1999)     $16,398,631     $17,387,293
   Franchisees (less allowance for doubtful receivables of $35,000
      at March 6, 1999)                                                     50,000         200,060
   Other                                                                   681,190         651,652
                                                                       -----------     -----------
                                                                        17,129,821      18,239,005
   Related parties (Note 16)                                               292,990         326,147
                                                                       -----------     -----------
          Total accounts receivable                                    $17,422,811     $18,565,152
                                                                       ===========     ===========

Notes receivable:
   Related parties; interest rates 8.25% to 9.0%  (Note 16)            $   857,949     $ 1,299,731
   Less current portion                                                    152,456         280,964
                                                                       -----------     -----------
   Noncurrent notes receivable - related parties                           705,493       1,018,767
                                                                       -----------     -----------

   Notes receivable - other; interest rates 8.5% to 9.5% (less
      allowance for doubtful receivables of $47,676 in 1999)                86,057         190,031
   Less current portion                                                     86,057         135,811
                                                                       -----------     -----------
   Noncurrent notes receivable - other                                          --          54,220
                                                                       -----------     -----------
          Total noncurrent notes receivable                            $   705,493     $ 1,072,987
                                                                       ===========     ===========


       See Note 16 regarding a $5,000,000 note receivable from a significant shareholder presented as a reduction of shareholders' equity.


4.     INVENTORIES

       A summary of inventories, by major classification, follows:

                                   March 4,         March 6,
                                    2000             1999
                                 -----------     -----------

Manufacturing supplies           $ 1,149,107     $ 1,299,177
Raw materials                      3,857,801       4,553,087
Work in process                           --       1,008,315
Finished goods                    20,018,513      22,776,027
Restaurant food and supplies              --         793,876
                                 -----------     -----------
       Total                     $25,025,421     $30,430,482
                                 ===========     ===========

5.    PROPERTY, PLANT AND EQUIPMENT

      The major components of property, plant and equipment are as follows:

                                                    Estimated        March 4,         March 6,
                                                   Useful Life         2000             1999
                                                   -----------     ------------     ------------

Land                                                               $  1,270,025     $  8,717,431
Land improvements                                  10-20 years          382,304        2,030,307
Buildings                                          20-40 years       15,661,100       31,003,329
Leasehold improvements                             5-20 years           660,598       10,819,557
Machinery and equipment                            5-20 years        27,770,877       40,468,872
Machinery and equipment under capital leases       5-15 years           763,517        1,417,541
Furniture and fixtures                             5-15 years         3,451,153        8,591,112
Automotive equipment                               2-5 years            472,307          598,789
Construction in progress                                                279,891        1,544,373
                                                                   ------------     ------------
      Total                                                          50,711,772      105,191,311
Less accumulated depreciation and amortization                       14,926,953       30,191,917
                                                                   ------------     ------------
Property, plant and equipment, net                                 $ 35,784,819     $ 74,999,394
                                                                   ============     ============

6.    INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                          March 4,          March 6,
                                                                            2000              1999
                                                                        ------------      ------------

Trade name                                                              $ 44,340,000      $ 44,340,000
Less accumulated amortization                                             (2,575,364)       (1,097,364)
                                                                        ------------      ------------
                                                                        $ 41,764,636      $ 43,242,636
                                                                        ============      ============

Excess of cost over fair value of net assets of businesses acquired     $ 30,678,287      $ 34,250,980
Less accumulated amortization                                             (1,784,564)       (1,627,580)
                                                                        ------------      ------------
                                                                        $ 28,893,723      $ 32,623,400
                                                                        ============      ============

Non-compete agreement                                                   $         --      $    888,750
Assembled workforce                                                        2,893,000         2,893,000
                                                                        ------------      ------------
      Total other intangible assets                                        2,893,000         3,781,750
Less accumulated amortization                                               (336,064)         (261,697)
                                                                        ------------      ------------
                                                                        $  2,556,936      $  3,520,053
                                                                        ============      ============

7.   FINANCING ARRANGEMENTS

     Long-term debt is comprised of the following:

                                                                     March 4,         March 6,
                                                                       2000             1999
                                                                   ------------     ------------
10.75% Senior Notes, interest payable on June 1 and December 1 of
  each year, maturing on June 1, 2006                              $115,000,000     $115,000,000

Revolving line of credit, maximum borrowings of $75.0 million,
  with interest at floating rates                                            --       29,000,000

Variable rate Industrial Revenue Bonds maturing in 2005,                     --        2,102,500
   paid in full during fiscal 2000

9.25% to 11.5% capitalized lease obligations maturing
  2004 (Note 9)                                                         479,355          837,180
                                                                   ------------     ------------
     Total long-term debt                                           115,479,355      146,939,680
     Less current installments                                          314,433          673,752
                                                                   ------------     ------------
Long-term debt, excluding current installments                     $115,164,922     $146,265,928
                                                                   ============     ============

         The average rate on the $75 million revolving line of credit was 8.27% for the fiscal year ended March 4, 2000, and 8.26% for the fiscal year ended March 6, 1999.

         The Senior Notes are unsecured obligations of the Company, unconditionally guaranteed on a senior unsecured basis by all existing subsidiaries of the Company, subject to certain financial and non-financial covenants. At March 4, 2000, the Company was in compliance with all covenants under the Senior Notes.

         At March 4, 2000, the Company was not in compliance with the financial covenant relating to fixed charges under the $75 million revolving credit facility. Therefore, the Company had no availability for borrowing under this credit facility. Effective May 30, 2000 the Company terminated the $75 million credit facility which will result in the recognition of an extraordinary loss in the first quarter of fiscal 2001 of approximately $450,000, net of income taxes of approximately $250,000.

         Effective May 24, 2000, subject to certain closing conditions, the Company obtained a three-year variable rate $25 million revolving credit facility which provides that the Company will be able to borrow up to an amount (including standby letters of credit up to $5.0 million) equal to the lesser of $25.0 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under the revolving credit facility may be used for general working capital needs. In addition, the Company will be required to meet certain financial covenants regarding net worth, cash flow and restricted payments, including a prohibition against dividend payouts.

         Long-term debt maturities, including capital leases (Note 9), subsequent to March 4, 2000, are as follows:

      Fiscal Year     Amount
      ----------- ------------
      2001        $    314,433
      2002              67,631
      2003              49,686
      2004              46,066
      2005               1,539
      2006         115,000,000
                  ------------
         Total    $115,479,355
                  ============

8.      INCOME TAXES

        The income tax benefit attributable to continuing operations is summarized as follows:


                                                                       FISCAL YEARS ENDED
                                                         ----------------------------------------------
                                                           MARCH 4,        MARCH 6,        FEBRUARY 27,
                                                             2000             1999             1998
                                                         -----------      -----------      -----------

Current:
    Federal                                              $(5,477,218)     $   788,314      $(2,880,125)
    Charge equivalent to tax benefit of stock option
        exercises                                                 --               --        3,100,421
    State                                                    191,094          (87,467)         (25,525)
                                                         -----------      -----------      -----------
      Total current                                       (5,286,124)         700,847          194,771
                                                         -----------      -----------      -----------

Deferred:
    Federal                                                 (404,262)      (1,427,927)      (1,753,116)
    State                                                    865,218          114,195         (368,348)
                                                         -----------      -----------      -----------
      Total deferred                                         460,956       (1,313,732)      (2,121,464)
                                                         -----------      -----------      -----------
      Total benefit                                      $(4,825,168)     $  (612,885)     $(1,926,693)
                                                         ===========      ===========      ===========


         Actual income tax benefits are different from amounts computed by applying a statutory federal income tax rate to loss before income tax from continuing operations. The computed amount is reconciled to total income tax benefit from continuing operations as follows:


                                                                      FISCAL YEARS ENDED
                                       ----------------------------------------------------------------------------------
                                             MARCH 4, 2000               MARCH 6, 1999              FEBRUARY 27, 1998
                                       -------------------------   ------------------------    --------------------------

                                                     PERCENT OF                 PERCENT OF                    PERCENT OF
                                          AMOUNT     PRETAX LOSS     AMOUNT     PRETAX LOSS       AMOUNT      PRETAX LOSS
                                       -----------   -----------   -----------  -----------    -----------    -----------
Computed benefit at statutory rate     $(6,480,310)     (34.0)%    $  (816,952)     (34.0)%    $(1,971,219)     (34.0)%
Tax effect resulting from:
     State income taxes, net of
        federal tax benefit                790,493       4.1            17,641       0.7            29,876       0.5
     Compensation limitation               833,752       4.4                --        --                --        --
     Meals and entertainment                90,648       0.5           138,962       5.8            27,938       0.5
     Other permanent differences           (59,751)     (0.3)           47,464       2.0           (13,288)     (0.2)
                                       -----------      ----       -----------      ----       -----------      ----
     Income tax benefit                $(4,825,168)     (25.3)%    $  (612,885)     (25.5)%    $(1,926,693)     (33.2)%
                                       ===========      ====       ===========      ====       ===========      ====

        The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred income tax assets and liabilities for fiscal 2000 and fiscal 1999 is as follows:


                                                        MARCH 4, 2000                                 MARCH 6, 1999
                                         ------------------------------------------     -------------------------------------------
                                            ASSETS      LIABILITIES        TOTAL          ASSETS        LIABILITIES        TOTAL
                                         -----------    -----------     -----------     -----------     -----------     -----------

Current:
    Allowance for doubtful receivables   $    56,037    $        --     $    56,037     $    88,652     $        --     $    88,652
    Inventory                                852,219             --         852,219         908,691              --         908,691
    Accrued promotional expense              684,792             --         684,792         646,673              --         646,673
    Accrued vacation pay                     378,650             --         378,650         434,474              --         434,474
    Reserve for returns                       73,743             --          73,743          41,017              --          41,017
    Reserves - other                          58,195             --          58,195              --              --              --
    Prepaid expenses                              --        (91,239)        (91,239)             --        (182,903)       (182,903)
    VEBA costs                                    --             --              --         150,598              --         150,598
    Accrued bonus                             48,534             --          48,534         212,740              --         212,740
    Accrued worker's compensation            144,992             --         144,992         252,486              --         252,486
    Other                                     84,438             --          84,438         169,667              --         169,667
                                         -----------    -----------     -----------     -----------     -----------     -----------
           Total current                   2,381,600        (91,239)      2,290,361       2,904,998        (182,903)      2,722,095
                                         -----------    -----------     -----------     -----------     -----------     -----------

Noncurrent:
    Property, plant and equipment                 --     (2,476,686)     (2,476,686)             --      (2,339,050)     (2,339,050)
    Basis write-up (reorganization)               --             --              --          73,002              --          73,002
    Consulting agreements                    608,976             --         608,976              --              --              --
    Earnings in unconsolidated
      subsidiaries                                --             --              --          24,255              --          24,255
    Goodwill amortization                         --     (1,620,144)     (1,620,144)             --        (704,512)       (704,512)
    General business credit
      carryforward                           932,546             --         932,546         531,798              --         531,798
    Alternative minimum tax credit
      carryforward                           295,847             --         295,847         282,932              --         282,932
    Federal loss carryforward                728,369        728,369
    State loss carryforward                   28,934             --          28,934         602,580              --         602,580
    Other                                     15,024             --          15,024              --              --              --
    Less valuation allowance                      --             --              --        (381,473)             --        (381,473)
                                         -----------    -----------     -----------     -----------     -----------     -----------
           Total noncurrent                2,609,696     (4,096,830)     (1,487,134)      1,133,094      (3,043,562)     (1,910,468)
                                         -----------    -----------     -----------     -----------     -----------     -----------
           Total current and
             noncurrent                  $ 4,991,296    $(4,188,069)    $   803,227     $ 4,038,092     $(3,226,465)    $   811,627
                                         ===========    ===========     ===========     ===========     ===========     ===========


         At March 4, 2000, state operating loss carryovers of approximately $600,000 are available to offset future federal and state taxable income. The carryover periods range from five to twenty years, which will result in expirations of varying amounts beginning in fiscal 2005 and continuing through fiscal 2021.

        No valuation allowance has been provided as of March 4, 2000 because management believes that it is more likely than not that the deferred tax assets will be realized.

9.    LEASED PROPERTIES

         The Company operates certain machinery and equipment under leases classified as capital leases. The machinery and equipment leases have original terms ranging from one to eight years. The assets covered under these leases have carrying values of $394,810, $1,022,457 and $1,260,770 at March 4, 2000,
March 6, 1999 and February 27, 1998, respectively.

         Certain machinery and equipment are under operating leases with terms that are effective for varying periods until 2006. Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee. Leases with related parties are discussed in Note 16.

        At March 4, 2000, minimum rental payments required under operating and capital leases are summarized as follows:

                                                   Operating Leases
                                      ---------------------------------------------
                                                         Minimum
                                        Minimum          Sublease                         Capital
Fiscal Year                             Payments         Receipts          Total          Leases           Total
-----------                           -----------      -----------      -----------     -----------     -----------
2001                                  $   908,101      $   (34,260)     $   873,841     $   348,617     $ 1,222,458
2002                                      680,719          (34,260)         646,459          79,739         726,198
2003                                      503,159          (34,260)         468,899          56,980         525,879
2004                                      498,338          (34,260)         464,078          48,582         512,660
2005                                      468,360          (34,260)         434,100           1,563         435,663
Later years                               182,191          (82,795)          99,396              --          99,396
                                      -----------      -----------      -----------     -----------     -----------
Total minimum lease payments          $ 3,240,868      $  (254,095)     $ 2,986,773         535,481     $ 3,522,254
                                      ===========      ===========      ===========                     ===========
Less amount representing interest                                                           (56,126)
                                                                                        -----------
Present value of minimum lease
   payments under capital leases
   (Note 7)                                                                             $   479,355
                                                                                        ===========


     Rental expense charged to continuing operations is as follows:

                            Fiscal Year Ended
                -----------------------------------------
                 March 4,       March 6,      February 27,
                   2000           1999           1998
                ----------     ----------     ----------
Real estate     $  251,340     $  147,756     $       --
Equipment          808,164        738,622        293,224
                ----------     ----------     ----------
Total           $1,059,504     $  886,378     $  293,224
                ==========     ==========     ==========

10.   EMPLOYEE BENEFITS

     On March 1, 1994, the Company established an employee stock purchase plan through which employees, after meeting minimum eligibility requirements, may contribute up to 10% of their base earnings toward the purchase of the Company's common stock. The plan provides that the Company will make matching contributions of 25% of the employee's contribution. Participation in the plan is voluntary. All contributions are funded monthly and vest immediately. The Company's contributions to the plan included in continuing operations totaled $82,707, $5,937 and $8,614 in fiscal 2000, 1999 and 1998, respectively.

     The Company maintains a 401(k) Retirement Plan for its employees which provides that the Company will make a matching contribution of up to 50% of an employee's voluntary contribution, limited to the lesser of 4% of that employee's annual compensation or $10,500 for fiscal 2000. The Company's contributions included in continuing operations were $352,773, $243,578 and $45,067 in fiscal 2000, 1999 and 1998, respectively.

     The Company provides employee health insurance benefits to employees. During fiscal 2000, 1999 and 1998, benefits were provided through a Voluntary Employee Benefit Association ("VEBA") which is partially funded by the Company, and through both fully insured and self insurance group medical plans which are partially funded by the Company. During fiscal 2000, 1999 and 1998, contributions included in continuing operations were $1,844,874, $2,126,292 and $396,970, respectively.

11.     CAPITAL STOCK

STOCK OPTIONS

         The Company's 1987 Incentive Stock Option Plan, as amended, provides for the issuance of up to 625,000 shares of the Company's common stock to key employees, including officers of the Company. The Company may grant Incentive Stock Options ("ISOs") or nonqualified stock options to eligible employees. Stock options granted under this plan have terms of ten years, vest evenly over five years, and are assigned an exercise price of not less than the fair value on the date of grant.

         The Company's 1987 Special Stock Option Plan, as amended, provides for the issuance of up to 625,000 shares of the Company's common stock to key management employees, including officers and directors of the Company and certain other individuals. All options granted under this Plan are nonqualified stock options. Stock options granted under this plan have terms of ten years, vest immediately, and are assigned an exercise price of not less than the fair value on the date of grant.

         The Company's 1997 Incentive Stock Option Plan, as amended, provides for the issuance of up to 1,000,000 shares of the Company's common stock to key employees, including officers of the Company. The Company may grant Incentive Stock Options ("ISOs") or nonqualified stock options to eligible employees. Stock options granted under this plan have terms of ten years, vest evenly over five years, and are assigned an exercise price of not less than the fair value on the date of grant.

         The Company's 1997 Special Stock Option Plan, as amended, provides for the issuance of up to 1,500,000 shares of the Company's common stock to key management employees, including officers and directors of the Company and certain other individuals. All options granted under this Plan are nonqualified stock options. Stock options granted under this plan have terms of ten years, vest immediately, and are assigned an exercise price of not less than the fair value on the date of grant.

         During fiscal 1999, the Company repriced certain of its outstanding options to $10.50, the fair market value on the date of repricing. All options with an exercise price in excess of $10.50 were repriced.

      During fiscal 2000, certain current and former officers and directors of the Company voluntarily tendered 150,000 stock options of the Incentive Stock Option Plan and 1,000,000 stock options of the Special Stock Option Plan for cancellation.

        A summary of the changes in shares under option and the weighted-average exercise prices for these Plans follows:


                                       1987 AND 1997 INCENTIVE          1987 AND 1997 SPECIAL
                                         STOCK OPTION PLANS              STOCK OPTION PLANS
                                     ---------------------------    ---------------------------
                                                      WEIGHTED                      WEIGHTED
                                                      AVERAGE                       AVERAGE
                                       SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                                     ---------------------------    ---------------------------
Balance at February 28, 1997           340,335        $12.43          487,500        $ 3.36
     Forfeited or cancelled            (51,662)        14.40               --            --
     Issued                            157,566         15.81          875,000         16.00
     Exercised                         (78,500)         4.63         (312,500)         3.03
                                     ---------                      ---------
Balance at February 27, 1998           367,739         11.92        1,050,000         13.99
     Forfeited or cancelled *         (617,285)        15.47       (1,075,000)        16.00
     Issued *                        1,077,969         11.93        1,275,000         11.36
     Exercised                         (15,625)         5.20               --            --
                                     ---------                      ---------
Balance at March 6, 1999               812,798          9.37        1,250,000          9.50
     Forfeited or cancelled           (457,919)         9.07       (1,000,000)        10.27
     Issued                            166,671          5.76               --            --
     Exercised                         (39,375)         5.20               --            --
                                     ---------                      ---------
Balance at March 4, 2000               482,175          8.75          250,000          6.84
                                     =========                      =========

* Includes 584,402 Incentive Stock Options and 1,075,000 Special Stock Options repriced on August 27, 1998.

       A summary of the range of weighted average exercise prices and weighted average remaining contractual lives for options outstanding under the Plans at March 4, 2000 is as follows:

                                                      Weighted                      Average
                                                      Average         Shares      Contractual
                                                    Exercise Price  Outstanding      Life
                                                    --------------  -----------   -----------
1987 and 1997 Special Stock Option Plans ..........      $ 2.90        12,500      10 months
                                                         $ 3.20       112,500      22 months
                                                         $10.50       125,000     100 months

1987 and 1997 Incentive Stock Option Plans ........      $ 5.20         6,875       1 month
                                                         $10.50       312,000      61 months
                                                         $ 5.13        47,500      52 months
                                                         $ 5.75       112,500      37 months
                                                         $ 5.38         1,500     111 months
                                                         $ 6.75         1,800     117 months

       A summary of the number of shares exercisable and the weighted average exercise price at March 4, 2000 is as follows:

                                                                              Weighted
                                                                 Shares       Average
                                                              Exercisable  Exercise Price
                                                             ------------- --------------
1987 and 1997 Special Stock Option Plans ................         125,000         $ 3.17
                                                                  125,000         $10.50
                                                             ------------- --------------
                                                                  250,000         $ 6.84
                                                             ============= ==============


1987 and 1997 Incentive Stock Option Plans ..............           6,875         $ 5.20
                                                                  198,775         $10.50
                                                             ------------- --------------
                                                                  205,650         $10.32
                                                             ============= ==============

         The Company accounts for its stock option plans using the intrinsic value based method. Accordingly, no compensation expense was recognized for stock-based compensation relating to options granted in fiscal 2000, 1999 and 1998 since the exercise price of the options approximated the fair market value on the date of grant. Had compensation for stock options granted been determined using the fair value based method, the Company's net income (loss) and net income (loss) per common share amounts for fiscal 2000, 1999 and 1998 would approximate the following pro forma amounts:

                                                                                FISCAL YEARS ENDED
                                             -------------------------------------------------------------------------------------
                                                      MARCH 4, 2000                MARCH 6, 1999             FEBRUARY 27, 1998
                                             ----------------------------    -------------------------   -------------------------
                                             AS REPORTED      PRO FORMA      AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                             ------------    ------------    -----------   -----------   -----------   -----------
Loss from continuing operations              $(14,234,567)   $(15,363,122)   $(1,789,916)  $(3,743,044)  $(3,871,009)  $(8,521,445)
Income from discontinued operations             9,630,093       9,051,558      4,285,108     4,016,347     6,121,009     5,663,935
Extraordinary loss                                (52,350)        (52,350)       (64,335)      (64,335)           --            --
                                             ------------    ------------    -----------   -----------   -----------   -----------
Net income (loss)                            $ (4,656,824)   $ (6,363,914)   $ 2,430,857   $   208,968   $ 2,250,000   $(2,857,510)
Net income (loss) per common share --
       basic and diluted:
   Loss from continuing operations           $      (2.45)   $      (2.65)   $     (0.30)  $     (0.63)  $     (0.68)  $     (1.51)
   Income from discontinued operations               1.66            1.56           0.72          0.68          1.08          1.00
   Extraordinary loss                               (0.01)          (0.01)         (0.01)        (0.01)           --            --
                                             ------------    ------------    -----------   -----------   -----------   -----------
   Net income (loss)                         $      (0.80)   $      (1.10)   $      0.41   $      0.04   $      0.40   $     (0.51)
Weighted average fair value of the options                           6.04                         5.18                        9.08

       The fair value of options granted under the Company's stock option plans during fiscal 2000, 1999 and 1998 were estimated on the date of grant using the Black-Scholes option pricing model.

       The weighted-average assumptions used were as follows:

                                MARCH 4, 2000      MARCH 6, 1999    FEBRUARY 27, 1998
                                -------------      -------------    -----------------
Dividend yield ........               --                --                --
Expected volatility ...             62.6%             66.6%             35.0%
Risk free interest rate              6.0%              5.0%              6.6%
Expected lives ........              3.5               3.5               5.3

        Contributed capital increased $3,100,421 in fiscal 1998 representing the income tax benefits the Company realized from stock options exercised during fiscal 1998. In fiscal 2000, contributed capital increased $345,970, due to accelerated vesting of stock options resulting from the dispositions of the restaurant segment and the ham curing business.


SHAREHOLDER RIGHTS PLAN

       In fiscal 1998, the Company adopted a shareholder rights plan pursuant to which the holder of each share of Company common stock also holds a stock purchase right ("Right") that may be exercised for Company preferred stock or Company common stock upon the occurrence of certain "triggering events" specified in a Rights Agreement dated as of September 2, 1997 between the Company and American Stock Transfer and Trust Company.

         On August 28, 1997, the Company's Board of Directors declared a dividend distribution of one Right for each share of the Company's common stock to the Company's shareholders of record at the close of business on September 10, 1997. Each Right entitles the record holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock, Series A, of the Company at a purchase price of $30. The Rights are attached to the Company's common stock and are not exercisable except under the limited circumstances set forth in the Rights Agreement relating to the acquisition of, or the commencement of a tender offer for, 15% or more of the Company's common stock. The Rights may be redeemed at a price of $.001 per Right by the Company any time prior to any person or group acquiring 15% or more of the Company's common stock and will expire on September 10, 2007. Until the Rights separate from the Company's common stock, each newly-issued share of such common stock will have a Right attached. The Rights do not have voting or dividend rights.

PREFERRED STOCK

         The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $.10 per share in one or more series. All rights and preferences of each series are to be established by the Company prior to issuance. There are no issues of this class of stock outstanding as of March 4, 2000.

COMMON STOCK REPURCHASE

         On December 21, 1999, the Company signed an agreement with a shareholder which finalized an agreement in principal reached on November 16, 1999. Under the terms of the agreement, the Company agreed to purchase from the shareholder 68,024 shares of the Company's common stock and receive a release of any possible claims against the Company for a total price of $1,020,360. The excess of the purchase price over the market price of the stock at November 16, 1999 totaled $442,156 and was recognized as selling, general and administrative expense.

12.     DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                         March 4, 2000
                                                --------------------------------
                                                Carrying Amount      Fair Value
                                                ---------------     ------------

Assets:
   Cash and cash equivalents                      $  2,701,464      $  2,701,464
   Accounts receivable                              17,422,811        17,422,811
   Notes receivable                                    944,006           944,006

Liabilities:
   Accounts payable                                  5,493,168         5,493,168
   Long-term debt (excluding capital leases)       115,000,000        63,250,000

Equity:
   Receivable from shareholder                       5,000,000         5,000,000


                                                         March 6, 1999
                                                --------------------------------
                                                Carrying Amount      Fair Value
                                                ---------------     ------------
Assets:
   Cash and cash equivalents                      $  1,664,398      $  1,664,398
   Accounts receivable                              18,565,152        18,565,152
   Notes receivable                                  1,489,792         1,489,792

Liabilities:
   Accounts payable                                 11,255,920        11,255,920
   Long-term debt (excluding capital leases)       146,102,500       142,652,500


         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to short-terms to maturity. The fair value of notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         The fair value of long-term debt is estimated based on quoted market prices and interest rates currently available for issuance of debt with similar terms and remaining maturities.

13.     MAJOR BUSINESS SEGMENTS

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

         Ham Curing: Prior to the sale of Mom 'n' Pop's Country Hams, LLC, effective July 2, 1999, the Company produced whole cured hams, packaged cureddham slices, pre-portioned ham for portion control customers, and various "side meat" products. A portion of ham production was sold directly or through distributors to retail supermarkets under the "Mom 'n' Pop's" brand name, primarily in North Carolina, South Carolina, Virginia, Tennessee, Alabama and Georgia. The remainder of production was sold to institutional food distributors.

     The following tables set forth revenue and operating profit by segment included in continuing operations:

                                               FOOD              HAM
                                            PROCESSING          CURING              TOTAL
                                           ------------      ------------       ------------

Fiscal 2000:
     Revenues from external customers      $183,502,144      $  2,096,052       $185,598,196
     Depreciation and amortization            5,419,582            95,488          5,515,070
     Segment profit (loss)                   15,330,661          (268,767)        15,061,894
     Segment assets                         143,236,471                --        143,236,471
     Expenditures for capital assets          4,318,863                --          4,318,863

Fiscal 1999:
     Revenues from external customers      $149,778,206      $  7,063,625       $156,841,831
     Intersegment revenues (1)                       --            25,532             25,532
     Depreciation and amortization            4,450,616           340,966          4,791,582
     Segment profit (loss)                   18,183,964           (87,556)        18,096,408
     Segment assets                         150,857,914         4,012,412        154,870,326
     Expenditures for capital assets          4,085,653           498,290          4,583,943

Fiscal 1998:
     Revenues from external customers      $ 56,387,112      $  9,858,233       $ 66,245,345
     Intersegment revenues (1)                       --           247,716            247,716
     Depreciation and amortization            1,185,006           271,149          1,456,155
     Segment profit                           3,047,131           390,518          3,437,649
     Segment assets                          20,651,963         2,650,509         23,302,472
     Expenditures for capital assets          3,026,217           371,058          3,397,275

(1) Intersegment sales are recorded on prevailing prices and relate solely to the food processing and ham curing segments.


                                                                FISCAL YEARS ENDED
                                               ------------------------------------------------------
                                               MARCH 4, 2000      MARCH 6, 1999     FEBRUARY 27, 1998
                                               -------------      -------------     -----------------
Revenues:
  Total revenues from reportable segments      $ 185,598,196      $ 156,867,363       $  66,493,061
  Elimination of intersegment revenues                    --            (25,532)           (247,716)
                                               -------------      -------------       -------------
     Total consolidated revenues               $ 185,598,196      $ 156,841,831       $  66,245,345
                                               =============      =============       =============

13.     MAJOR BUSINESS SEGMENTS

                                                                                          FISCAL YEARS ENDED
                                                                       -------------------------------------------------------
                                                                       MARCH 4, 2000       MARCH 6, 1999     FEBRUARY 27, 1998
                                                                       -------------       -------------     -----------------

Profit or Loss:
     Total profit for reportable segments                              $  15,061,894       $  18,096,408       $   3,437,649
     Corporate expenses                                                  (16,447,851)         (8,576,056)         (7,677,033)
     Loss on sale of Mom 'n Pop's Country Ham, LLC                        (2,857,160)                 --                  --
     Interest and other expense, net                                     (14,816,618)        (11,923,153)         (1,558,318)
                                                                       -------------       -------------       -------------
        Loss from continuing operations before income tax benefit      $ (19,059,735)      $  (2,402,801)      $  (5,797,702)
                                                                       =============       =============       =============

Assets:
     Total assets for reportable segments                              $ 143,236,471       $ 154,870,326       $  23,302,472
     Corporate and discontinued restaurant segment assets                 21,490,192          62,118,697          48,353,327
                                                                       -------------       -------------       -------------
        Consolidated total                                             $ 164,726,663       $ 216,989,023       $  71,655,799
                                                                       =============       =============       =============


                                           SEGMENT                       CONSOLIDATED
                                            TOTALS        CORPORATE        TOTAL (1)
                                          ----------      ----------      ----------
Other Significant Items:
Fiscal 2000:
     Expenditures for capital assets      $4,318,863      $  690,544      $5,009,407
     Depreciation and amortization         5,515,070         146,823       5,661,893

Fiscal 1999:
     Expenditures for capital assets      $4,583,943      $  777,027      $5,360,970
     Depreciation and amortization         4,791,582         109,774       4,901,356

Fiscal 1998:
     Expenditures for capital assets      $3,397,275      $  172,006      $3,569,281
     Depreciation and amortization         1,456,155         158,668       1,614,823

     (1) Excludes discontinued restaurant segment expenditures for assets and depreciation and amortization.


     Sales by major product line are as follows:

                                                            FISCAL YEARS ENDED
                                           ----------------------------------------------------
                                           MARCH 4, 2000      MARCH 6, 1999   FEBRUARY 27, 1998
                                           -------------      -------------   -----------------
Food Processing
   Fully-cooked protein products            $107,001,251      $ 89,886,921      $         --
   Microwaveable sandwiches                   68,500,800        52,392,376        45,189,671
   Bakery and other products                   8,000,093         7,498,909        11,197,441
                                            ------------      ------------      ------------
        Total food processing revenues      $183,502,144      $149,778,206      $ 56,387,112
                                            ============      ============      ============
Ham Curing
     Sliced hams                            $  1,530,118      $  4,944,538      $  6,309,269
     Whole hams                                  565,934         2,119,087         3,548,964
                                            ------------      ------------      ------------
        Total ham curing revenues           $  2,096,052      $  7,063,625      $  9,858,233
                                            ============      ============      ============

       Significantly all revenues and long-lived assets are derived and reside in the United States.

         During fiscal 1998, prior to the acquisition of Pierre Foods, a single customer of the Company's bakery products (Pierre) accounted for 58% of the food processing segment sales and 24%, of the Company's total operating revenues. During fiscal 2000 and fiscal 1999, subsequent to the Company's acquisition of Pierre Foods, no single customer accounted for more than 6.5% of segment sales or total operating revenues.

14.   COMMITMENTS AND CONTINGENCIES

     Under the provisions of the Purchase Agreement with Carousel Capital, the Company is responsible for all income tax and payroll taxes for the period prior to the sale, relating to Claremont Restaurant Group and related subsidiaries. The Company believes it has properly recorded any such liabilities to taxing authorities.

     The Company provides one secured letter of credit in the amount of $500,000 to its insurance carriers for outstanding and potential worker's compensation and general liability claims, and provides one secured letter of credit in the amount of $1,500,000 to its insurance carrier for the underwriting of certain performance bonds.

     The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.


15.        SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes is as follows:

                                          Fiscal Years Ended
                          -----------------------------------------------------
                          March 4, 2000      March 6, 1999    February 27, 1998
                          -------------     --------------    -----------------

     Interest               $14,495,414         $8,954,506           $1,621,404
     Income taxes           $ 3,585,875         $  346,372           $2,211,998

       The Company received accounts and notes receivable totaling $1,110,000 from the sale of property, plant and equipment in fiscal 1998.

         The Company acquired machinery and equipment totaling $14,912 and $660,662 through capital leases or debt during fiscal 1999 and 1998, respectively.

       On March 1, 1997, the Company acquired fourteen franchise restaurants through the issuance of common stock and assumption of liabilities. The purchase price was allocated to inventory and supplies in the amount of $151,313, property and equipment in the amount of $1,203,413, and excess of cost over fair value of net assets acquired in the amount of $2,477,481.


16.        TRANSACTIONS WITH RELATED PARTIES

Related party transactions recorded in continuing operations during fiscal 2000, 1999 and 1998 arose in connection with the following relationships:

     The Company obtains public relations, investor relations and graphic design services from a marketing services company that is owned by a current director. Payments for these services totaled $221,000, $529,000 and $393,000, during fiscal 2000, 1999 and 1998, respectively.

     The Company maintained comprehensive insurance coverage through an insurance agency whose owner was a principal shareholder of the Company. Payments made to this agency totaled $447,000, $2,267,000 and $2,221,000, in fiscal 2000, 1999 and 1998, respectively.

       Under a contract with a management services company owned by certain officers and directors, as amended on December 17, 1999, the Company receives corporate management services, which include, among other things, strategic planning, investor relations, management of the Company's banking, accounting and legal relationships and general oversight. Management fees paid under this contract are in lieu of salary compensation for certain of the Company's senior executives. During fiscal 2000, 1999 and 1998, the amount paid annually under this contract was $1,500,000. In addition, during fiscal 2000 and 1999 the Company paid bonuses of $1,695,522 and $375,000, respectively, to the management services company for one of the senior executives.

       The Company has mutual leasing agreements with certain related individuals and with certain companies in which the Company's principal shareholders have substantial ownership interests. Total payments under such leasing agreements were $103,200 and $51,600 during fiscal 2000 and 1999, respectively.

     Two current directors have direct and indirect interests in a company with which a product licensing agreement has been signed. Under the terms of the agreement, the Company can produce and market certain products under brand names owned by the other company in exchange for royalty payments. Production of this product began in mid-fiscal 1999. Royalties paid totaled $120,000 and $78,000 during fiscal 2000 and 1999, respectively.

     On January 14, 2000, the Company entered into a Consulting and Noncompete Agreement with Mr. Charles F. Connor, Jr., a significant shareholder and co-founder of the Company. The agreement, which has a five-year term, provides payments of $200,000 per year and family medical insurance coverage. The net present value of payments under the agreement, including the net present value of the medical insurance coverage over the term, is estimated to be $831,000. This amount was expensed in selling, general and administrative expense during the fourth quarter of fiscal 2000, and the balance at March 4, 2000 is reflected in other long-term liabilities. Subsequent to fiscal 2000, Mr. Connor is no longer a shareholder or related party.

     On January 6, 2000, the Company entered into a Consulting and Noncompete Agreement with Mr. L. Dent Miller, a significant shareholder, former President of Claremont Restaurant Group and member of the Company's Board of Directors. The agreement, which has a five-year term, provides payments of $200,000 per year. The net present value of payments under the agreement, is estimated to be $807,000. This amount was expensed in selling, general and administrative expense during the fourth quarter of fiscal 2000, and the balance at March 4, 2000 is reflected in other long-term liabilities. Mr. Miller also resigned from his position as a member of the Board of Directors of the Company, pursuant to his Consulting and Noncompete Agreement. Subsequent to fiscal 2000, Mr.
Miller is no longer a shareholder or related party.

     On December 16, 1999, the Board of Directors approved a loan to Mr. James
C. Richardson, the Company's current Chairman, of an amount up to $8.5 million for the purpose of enabling Mr. Richardson to purchase shares of the Company's common stock owned by certain shareholders. The terms of the loan provide that outstanding amounts will bear a simple interest rate of 8.5%, with principal and interest due at maturity, three years from the date of the loan. At March 4, 2000, disbursements under the loan approval totaled $5 million. Due to the nature of the loan, the outstanding balance is presented as a reduction of shareholders' equity.

         On June 30, 1999, the Company replaced the existing Change in Control Agreement with the Company's former Chief Financial Officer (Mr. Harris) with a Bonus Agreement which specified the amounts of bonus payments to be received upon disposition of Claremont Restaurant Group. The Company paid $1,059,701 under the terms of this agreement in fiscal 2000 as a result of the sale. The related expense is included in continuing operations in selling, general and administrative expense.

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

     During fiscal 2000, the Company replaced an existing Change in Control Agreement with the Company's former Chairman (Mr. Howard) with a Severance, Consulting, and Noncompete Agreement. Payments made to Mr. Howard under this new agreement totalled $1,389,503 and are included in continuing operations in selling, general and administrative expense.

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

     On December 17, 1999, the Company signed an Amended and Restated Management Services Agreement with HERTH Management, Inc ("HERTH"). The amended agreement, which terminates March 31, 2002, outlines the nature of the services to be provided by HERTH and continues to provide for annual payments totaling $1,500,000, payable in four equal quarterly installments.

     During fiscal 2000, the Company sold its ham curing business to the management group of that subsidiary for $995,000, resulting in a net loss of $2,857,000.

Related party transactions recorded in discontinued operations during fiscal 2000, 1999 and 1998 arose in connection with the following relationships:

     During fiscal 2000, the Company replaced certain existing Change in Control Agreements with two key restaurant executives (Mr. Miller and Mr. Templeton) with Severance, Consulting and Noncompete Agreements. These agreements, which became effective with the disposition of the restaurant operations, provide the terms under which the two executives are to provide consulting services to Claremont Restaurant Group, and stipulate that they are to refrain from engaging in competitive activities related to restaurant operations and franchising for a period of five years. On October 7, 1999, payments totaling $2,015,361 were made to the two restaurant executives as a result of these agreements, and the consulting and noncompete agreements were transferred to Carousel Capital Partners, L.P. , the purchaser of Claremont Restaurant Group. The costs of the agreements are reflected in the gain on disposal of discontinued restaurant segment (Note 1).

     Certain current and past officers, directors and principal shareholders of the Company had ownership interests in franchisee companies during fiscal 1999 and 1998. Total franchise, royalty and other fees from related party franchise companies were $34,000 and $315,000 during fiscal 1999 and 1998, respectively.

     Immediate family members of a current director have ownership interests in companies from which the Company purchased restaurant equipment, furnishings and supplies. Purchases from these companies totaled $13,000, $2,555,000 and $1,753,000 during fiscal 2000, 1999 and 1998, respectively.

     The Company had mutual leasing agreements with certain related individuals and with certain companies in which the Company's principal shareholders have substantial ownership interests. Total payments under such leasing agreements were $867,800, $1,796,400 and $1,804,000 during fiscal 2000, 1999 and 1998, respectively.

     During fiscal 2000, the Company sold five former restaurant properties and one tract of vacant land to an entity in which a former officer and principal shareholder is a minority investor, for a net cash purchase price of $939,000, resulting in a net loss of $1,495,000. During fiscal 1998, the Company sold an 80% consolidated subsidiary to the same individual for a price of $160,000, resulting in a gain of $78,000.

       During fiscal 2000, the Company sold the net assets of its one Bennett's restaurant operation to certain members of management for a cash purchase price of $1,100,000, resulting in a net gain of $522,000.

       During fiscal 1998, the Company sold its 50% interests in two equity affiliates to the majority owner for a price of $272,000 and $235,000, respectively, resulting in gains of $22,000 and $12,000, respectively.

REPORT OF MANAGEMENT

         The management of Fresh Foods, Inc. is responsible for the preparation and integrity of the consolidated financial statements of the Company. The financial statements and notes have been prepared by the Company in accordance with generally accepted accounting principles and, in the judgment of management, present fairly and consistently the Company's financial position and results of operations and cash flows. The financial information contained elsewhere in this annual report is consistent with that in the financial statements. The financial statements and other financial information in this annual report include amounts that are based on management's best estimates and judgments.

         The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles.

         The Company's financial statements have been audited by Deloitte & Touche LLP. Management has made available to them all of the Company's financial records and related data, and believes that all representations made to Deloitte & Touche LLP during this audit were valid and appropriate. Their report provides an independent opinion upon the fairness of the financial statements.

         The Board of Directors discharges its responsibility for the Company's financial statements through its three-member Audit Committee, all of which are non-management directors. The Audit Committee meets periodically with Deloitte & Touche LLP, and the reporting staff have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting.



      /s/  Norbert E. Woodhams                   /s/  Pamela M. Witters
-------------------------------------      -------------------------------------
Norbert E. Woodhams                        Pamela M. Witters
President and Chief Executive Officer      Chief Financial Officer and Treasurer

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                   QUARTERS ENDED
                                                         ---------------------------------------------------------------------
                                                            6/5/99             9/5/99             12/4/99             3/4/00
                                                         ------------       ------------       ------------       ------------
Operating revenues                                       $ 44,454,722       $ 41,620,043       $ 50,012,578       $ 49,510,853
Gross profit                                             $ 17,748,079       $ 17,443,832       $ 17,754,810       $ 16,626,492
Loss from continuing operations                          $   (408,468)      $ (3,033,793)      $ (7,914,628)      $ (2,877,678)
Income from discontinued restaurant segment              $  1,241,783       $  1,287,338       $    299,246       $         --
Gain on disposal of discontinued restaurant segment      $         --       $         --       $  6,801,726       $         --
Extraordinary loss                                       $         --       $    (52,350)      $         --       $         --
Net income (loss)                                        $    833,315       $ (1,798,805)      $   (813,656)      $ (2,877,678)
Loss from continuing operations per common
     share - basic and diluted                           $      (0.07)      $      (0.52)      $      (1.36)      $      (0.50)


                                                                                   QUARTERS ENDED
                                                         ---------------------------------------------------------------------
                                                            5/22/98            9/5/98             12/5/98            3/6/99
                                                         ------------       ------------       ------------       ------------
Operating revenues                                       $ 13,394,846       $ 47,887,216       $ 48,352,396       $ 47,207,373
Gross profit                                             $  1,089,760       $ 16,800,188       $ 18,264,661       $ 19,273,909
Income (loss) from continuing operations                 $   (965,884)      $ (1,223,929)      $    255,535       $    144,362
Income from discontinued restaurant segment              $  1,304,892       $    927,947       $    981,664       $  1,070,605
Extraordinary loss                                       $         --       $    (62,774)      $         --       $     (1,561)
Net income (loss)                                        $    339,008       $   (358,756)      $  1,237,199       $  1,213,406
Income (loss) from continuing operations per
     common share - basic and diluted                    $      (0.17)      $      (0.21)      $       0.04       $       0.02