Form 10-K/A
period 2000-03-04
FRESH FOODS INC
filed 2000-06-29
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

                                  ANNUAL REPORT


 PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        FISCAL YEAR ENDED MARCH 4, 2000
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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         The undersigned registrant, Fresh Foods, Inc. (the "Company"), hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 4, 2000 by including herein the information provided in Part III below:

1.       Part III: Item 10 -- Directors and Executive Officers of the Registrant

2.       Part III: Item 11 -- Executive Compensation

3.       Part III: Item 12 -- Security Ownership of Certain Beneficial Owners
                              and Management

4.       Part III: Item 13 -- Certain Relationships and Related Transactions

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Bylaws classify the Board of Directors into three classes, as nearly equal in number as possible, the members of which serve for three years. The terms of office of the members of the three classes expire each year in rotation so that the members of one class are elected at each Annual Meeting of Shareholders for full three-year terms. Accordingly, the terms of office of four of the incumbent directors will expire at the Annual Meeting of Shareholders scheduled for July 27, 2000.

         Four Class II directors will be elected to serve three-year terms expiring in the year 2003 upon the election and qualification of their successors. Messrs. Clark, McDonald, Lanier and Puzder have been nominated for these terms by the Board of Directors.

NOMINEES FOR ELECTION AS CLASS II DIRECTORS, EACH FOR A TERM EXPIRING IN THE YEAR 2003:

         DAVID R. CLARK, age 43, has been a director since 1996 and Vice Chairman since 1999. He joined the Company as its President and Chief Operating Officer in 1996 and held those positions until he became Vice Chairman. From 1994 to 1996, he served as Executive Vice President and Chief Operating Officer of Bank of Granite, located in Granite Falls, North Carolina. Prior to joining Bank of Granite, Mr. Clark worked for 13 years with BB&T, a commercial bank and trust company. Mr. Clark served BB&T in various executive capacities, including President of BB&T of South Carolina during 1993 and 1994.

         WILLIAM R. McDONALD III, age 66, has been a director since 1991. From 1989 until his retirement in 1999, he was Branch Manager of American Pharmaceutical Services, a subsidiary of Mariner Post-Acute Network, or its predecessors. American Pharmaceutical Services provides pharmaceutical needs and prescription services to nursing homes. Mr. McDonald serves as Mayor of the City of Hickory, North Carolina, an elective office he has held since 1981. During fiscal 2000 he served on the Audit and Sensitive Transactions Committees of the Company's Board of Directors. He continues to serve on both Committees and chairs the Sensitive Transactions Committee.

         LEWIS C. LANIER, age 51, a director since 1988, is a partner in the Orangeburg, South Carolina, law firm of Lanier & Knight, LLC. Until he co-founded that firm in August 1999, he had been a member of the Orangeburg law firm of Horger, Horger, Lanier & Knight, L.L.P., since joining the firm's predecessor in 1985. During fiscal 2000 Mr. Lanier served on the Board's Executive Compensation, Sensitive Transactions and Audit Committees. He currently serves on the Executive Compensation Committee, which he chairs.

         ANDREW F. PUZDER, age 50, has been a director since 1998. He is President and Chief Executive Officer of Hardee's Food Systems, Inc., Executive Vice President of Fidelity National Title Insurance Company ("Fidelity Title") and Executive Vice President of CKE Restaurants, Inc., a California-based restaurant holding company for the Carl's Jr. and Hardee's restaurant chains, among others. He also serves as a director of Santa Barbara Restaurant Group, Inc. and Aspeon, Inc. Mr. Puzder was a partner in the Costa Mesa, California, law firm of Lewis, D'Amato, Brisbois & Bisgaard from September 1991 to March 1994 and a shareholder in the Newport Beach, California, law firm of Stradling, Yocca, Carlson & Rauth from March 1994 until joining Fidelity Title in 1995. Mr. Puzder currently serves on the Executive Compensation Committee of the Company's Board of Directors.

CLASS III DIRECTORS CONTINUING IN OFFICE FOR TERMS EXPIRING IN THE YEAR 2002:

         WILLIAM P. FOLEY II, age 55, has been a director since 1998. Mr. Foley has served as Chief Executive Officer and Director of Fidelity National Financial, Inc. since 1986, as Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc. from 1995 through March 2000 and solely as Chairman of the Board of CKE Restaurants, Inc. since March 2000. He is also Chairman of the Board of Santa Barbara Restaurant Group, Inc. and Checkers Drive-In Restaurants, Inc. ("Checkers") and is a director of American National Financial, Inc., Miravant Medical Technologies, Inc. and Micro General Corporation. He currently serves on the Sensitive Transactions Committee.

         JAMES C. RICHARDSON, JR., age 51, a director since 1987, became Chairman of the Board of Directors on December 16, 1999. From 1993 until then he had served as Chief Executive Officer of the Company. From 1996 until becoming Chairman, he had served as Vice Chairman. Mr. Richardson has served the Company as an executive officer since 1987, including Executive Vice President from 1989 to 1993 and President from 1993 to 1996.

         BOBBY G. HOLMAN, age 64, has been a director since 1994. He served as the Company's Chief Financial Officer and Treasurer from 1994 until his retirement in 1997. Before joining the Company he served as an Assistant Vice President with Aetna Life & Casualty Insurance Company in Hartford, Connecticut, and managing director of the food industry segment of Aetna's Bond Investment Department. During fiscal 2000 Mr. Holman was a member of the Executive Compensation, Sensitive Transactions and Audit Committees of the Board of Directors. He currently serves on the Audit Committee, which he chairs.

CLASS I DIRECTORS CONTINUING IN OFFICE FOR TERMS EXPIRING IN THE YEAR 2001:

         RICHARD F. HOWARD, age 50, has been a director since 1987. He served as Chairman of the Board of Directors from 1993 until Mr. Richardson became Chairman in 1999. Mr. Howard served as Executive Vice President of the Company from 1989 to 1993 and as Chief Financial Officer and Treasurer from 1989 to 1994. He currently serves on the Executive Compensation Committee.

         E. EDWIN BRADFORD, age 57, has been a director since 1993. He is the founder of Bradford Communications, Inc., a Hickory, North Carolina marketing and advertising firm founded in 1977. Mr. Bradford was a member of the Audit Committee of the Board of Directors during fiscal 2000. He currently serves on the Sensitive Transactions Committee.

         NORBERT E. WOODHAMS, age 54, a director since 1998, became the Company's President and Chief Executive Officer on December 16, 1999. Immediately prior to his election to those offices, Mr. Woodhams was President of Pierre Foods, LLC, the Company's operating subsidiary, having served in that position since the Company's acquisition of the Pierre Foods division ("Pierre") of Tyson Foods, Inc. ("Tyson") in June 1998. From 1994 to 1998, he served as President of Hudson Specialty Foods, a food processing division of Hudson Foods, Inc. ("Hudson") . Upon the acquisition of Hudson by Tyson in January 1998, Mr. Woodhams became President of Pierre. Prior to joining Hudson, Mr. Woodhams held the position of Executive Group Vice President for the Pork and Beef Division of Tyson from 1990 through 1994. He also served as President and Chief Executive Officer for Henry House/Holly Farms, a value-added processor of pork products, from 1987 to 1990.

         BRUCE MEISNER, age 50, was elected to the Board of Directors by the Board itself on February 3, 2000 to fill the unexpired term of L. Dent Miller, who had resigned from the Board incident to his retirement from the Company. The proprietor of Bruce E. Meisner Appraisal Company in Hickory, North Carolina, a company providing real estate appraisal services, Mr. Meisner currently serves on the Audit Committee.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own ten percent or more of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the following persons failed to make timely filings during the Company's fiscal year ended March 4, 2000 ("fiscal 2000"):

         Each of Ms. Witters and Mr. Meisner did not file timely an initial statement on Form 3.

         Each of Messrs. Templeton and Edgell did not file timely a statement on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following information relates to compensation paid by the Company to the two individuals who served as its Chief Executive Officer during fiscal 2000, to the two other individuals who were serving the Company as executive officers at the end of fiscal 2000 and to two additional individuals who would have been among the five most highly compensated officers of the Company at the end of fiscal 2000 but for the fact that they were not serving as an executive officer of the Company at that time (collectively, the "Named Executive Officers").


                                                                                                   Long Term
                                                           Annual Compensation                   Compensation
        Name and                    Fiscal     --------------------------------------------      -------------       All Other
    Principal Position               Year      Salary              Bonus              Other      Option Awards      Compensation
    ------------------              ------     ------              -----              -----      -------------      ------------
                                                 ($)                ($)                ($)        (# of Shares         ($) (1)
                                                                                                   Underlying
                                                                                                    Options)

James C. Richardson, Jr.             2000            (2)       $1,145,748(3)       $795,522(4)              (5)           -0-
     Former Vice Chairman            1999            (2)              -0-                  (4)       215,000(6)           -0-
     And Chief Executive             1998            (2)              -0-                  (4)       215,000              -0-
     Officer; current
     Chairman

David R. Clark                       2000    $150,000(7)       $1,261,969(3)       $795,522(4)              (5)      $  3,200
     Former President and            1999     150,000(7)          375,000(8)               (4)       215,000(6)         3,200
     Chief Operating Officer,        1998            (7)          152,064                  (4)       215,000              -0-
     Current Vice Chairman

Norbert E. Woodhams                  2000    $275,622          $  355,007          $179,100(4)              (5)      $  3,200
     Former President,               1999     189,493(9)           62,500                  (4)       200,000(6)         2,200
     Pierre Foods, LLC;              1998          --                  --                --          200,000              -0-
     Current President and
     Chief Executive Officer

L. Dent Miller                       2000    $121,154(10)      $1,176,648(3)       $399,294(4)              (5)      $104,907(11)
    Former President,                1999     225,000                  --                  (4)       100,000(6)           -0-
    Claremont Restaurant             1998          --                  --                  (4)       100,000              -0-
    Group, LLC

James E. Harris                      2000    $161,538(12)      $  726,640(3)       $497,201(4)        75,000(13)     $  1,096
    Former Executive Vice            1999     166,372(12)              --                  (4)        75,000(14)          -0-
    President, Chief                 1998          --                  --                --           25,000              -0-
    Financial Officer,
    Treasurer and
    Secretary

Pamela M. Witters                    2000    $104,438          $   73,546                  (4)            --         $    652
    Chief Financial Officer,         1999      18,750(15)              --                  (4)        12,500              -0-
    Treasurer and                    1998          --                  --                --               --              -0-
    Secretary


---------------

(1) Other than with respect to Mr. Miller, includes amounts contributed by the Company to the Company's 401(k) plan.

(2) No salary was paid by the Company to this individual, who was instead compensated by HERTH. The Company paid HERTH $3,241,270 in fiscal 2000, consisting of $1,300,000 pursuant to the HERTH Agreement and an additional $1,941,270 in the aggregate as bonuses to Mr. Richardson for his leadership on strategic initiatives. See "Item 13. Certain Relationships and Related Transactions."

(3) Includes management performance bonuses and transaction success bonuses.

(4) For fiscal 2000, consists of tax "gross up" payments made in connection with the payment of transaction success bonuses. For all periods shown, the value of insurance premiums, company cars and certain other benefits are excluded, as such items did not exceed 10% of the individual's annual salary and bonus.

(5) On February 18, 2000, each of the Named Executive Officers cancelled all outstanding options to purchase common stock that had been issued and were then outstanding, including options not yet exercisable as well as options exercisable as of the date of cancellation. No value was received by any of the Named Executive Officers in connection with the cancellation of their options.

(6) Certain options granted under the 1997 Special Stock Option Plan and under the 1997 Incentive Stock Option Plan were repriced on August 27, 1998, reducing the per share option exercise price from $16.00 to $10.50. The repricing was accomplished by canceling old options and granting new options at the reduced exercise price.

(7) For each year, excludes $200,000 paid by the Company and offset from amounts owing to HERTH. See "Employment Contracts and Change in Control Agreements" in this Item 11 and "Item 13. Certain Relationships and Related Transactions."

(8) Includes a one-time bonus of $375,000 paid upon the Company's acquisition of Pierre in June 1998.

(9)      Mr. Woodhams' employment with the Company began in June 1998.

(10)     Mr. Miller's employment with the Company terminated in October 1999.

(11) Consists of a lump sum severance payment to Mr. Miller made in connection with his termination of employment.

(12) Mr. Harris' employment with the Company began in March 1998 and terminated in December 1999.

(13) All of such options expired subsequent to Mr. Harris' termination of employment.

(14) Certain options granted under the 1997 Incentive Stock Option Plan were repriced on August 27, 1998, reducing the per share option exercise price from $16.00 to $10.50 on shares granted on February 23, 1998 and from $15.25 to $10.50 on shares granted on June 25, 1998. The repricing was accomplished by canceling old options and granting new options at the reduced exercise price.

(15) Ms. Witters' employment with the Company began in November 1998. She was appointed Chief Financial Officer on December 1, 1999. Ms. Witters' annual salary is $153,000.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table presents information relating to option grants made during fiscal 2000 to the Named Executive Officers of the Company and the potential realizable value of each grant assuming appreciation of the Company's common stock at an annual rate of either 5% or 10% over the stated term of the option.



                                             PERCENTAGE
                              NUMBER OF      OF OPTIONS
                               SHARES        GRANTED TO                                    POTENTIAL REALIZABLE VALUE
                             UNDERLYING     EMPLOYEES IN    EXERCISE OR                      AT ASSUMED ANNUAL RATE
                              OPTIONS          FISCAL       BASE PRICE      EXPIRATION     OF STOCK PRICE APPRECIATION
         NAME                 GRANTED           YEAR        PER SHARE          DATE              FOR OPTION TERM
-----------------------      ----------     ------------    -----------     ----------    -----------------------------

James C. Richardson, Jr           --             --              --             --              --                --
David R. Clark                    --             --              --             --              --                --
Norbert E. Woodhams               --             --              --             --              --                --
L. Dent Miller                    --             --              --             --              --                --
James E. Harris               75,000(1)          45%         $ 5.75            N/A              --                --
Pamela M. Witters                 --             --              --             --              --                --

------------------------

(1) Such options expired subsequent to Mr. Harris' termination of employment in December 1999.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2000
                        AND FISCAL YEAR-END OPTION VALUES

         The following table presents certain information about stock options exercised by the Named Executive Officers during fiscal 2000 and the value of unexercised options held by them at the end of fiscal 2000.


                                      SHARES                   NO. SHARES                   VALUE OF UNEXERCISED
                                     ACQUIRED            UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                    ON EXERCISE        OPTIONS AT MARCH 4, 2000(1)           AT MARCH 4, 2000(2)
                                 ----------------     -----------------------------     -----------------------------
                                           VALUE
NAME                              NO.    REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                             ----    --------     -----------     -------------     -----------     -------------
James C. Richardson, Jr.         --         --            --                --               --               --

David R. Clark                   --         --            --                --               --               --

Norbert E. Woodhams              --         --            --                --               --               --

L. Dent Miller                   --         --            --                --               --               --

James E. Harris                  --         --            --                --               --               --

Pamela M. Witters                --         --         2,500            10,000              $ 0              $ 0


---------------

(1) On February 18, 2000, Messrs. Richardson, Clark, Woodhams and Miller tendered 215,000, 315,000, 200,000 and 50,000 options, respectively, for cancellation.

(2) The closing price of the Company's common stock on Friday, March 3, 2000, was $4.0625 per share.

              EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

         On June 30, 1996, Mr. Clark and the Company executed an Employment Agreement (the "Clark Employment Agreement") providing that Mr. Clark would serve as President and Chief Operating Officer of the

Company for three years at an annual base salary of $200,000 and an annual bonus based on the Company's financial performance. The Clark Employment Agreement was amended on February 23, 1998 (the "Amended Clark Employment Agreement") to increase Mr. Clark's annual base salary to $350,000 and to provide Mr. Clark an annual bonus based upon the Company's performance. The Company can award bonuses to Mr. Clark based upon other considerations, too. See "Report of the Executive Compensation Committee" below. $200,000 of Mr. Clark's base salary is paid by HERTH and $150,000 of his base salary is paid by the Company. See "Item 13. Certain Relationships and Related Transactions." The Amended Clark Employment Agreement has a term of five years, expiring February 28, 2003, and is automatically extended for additional, successive, one-year terms, unless the Company notifies Mr. Clark that it does not intend to extend the term. Should Mr. Clark's employment be terminated by the Company without cause, or by reason of death or disability, or should Mr. Clark resign from employment for good reason during the five-year term, then the Company would be obligated to make a severance payment to him equal to the sum of his base salary as would be due in the aggregate for the remainder of the five-year term. In the event of a termination without cause, or by reason of death or disability, or a resignation for good reason during any renewal term of the Clark Employment Agreement, the severance payment would equal three months of Mr. Clark's then-existing base salary. Under the Clark Employment Agreement, the Company agreed to appoint Mr. Clark to fill the first available vacancy on the Board. Mr. Clark subsequently filled a vacancy and currently serves as a member of the Board.

         On August 18, 1999, Mr. Woodhams and the Company executed an Incentive Agreement, which was amended on January 1, 2000 (the "Woodhams Incentive Agreement"). The Company agreed to pay Mr. Woodhams an annual salary of $300,000 and a periodic bonus under the Company's executive bonus plan. The Company also agreed to pay to Mr. Woodhams a "pay to stay bonus" in the amount of $800,000 (inclusive of a tax "gross up" amount) in the event that the Company enters into an agreement for the sale of the Company's food processing operation or if Mr. Woodhams' employment is terminated. Mr. Woodhams is also entitled to receive a transaction success bonus in the amount of $750,000 (inclusive of a tax "gross up" amount) and a severance payment of $532,099 (inclusive of a tax "gross up" amount) in the event that such sale is consummated or Mr. Woodhams' employment is terminated. The term of the Woodhams Incentive Agreement expires on June 8, 2003 and is automatically continued from year to year unless the Company gives Mr. Woodhams notice of termination.

         On July 12, 1999, the Company, Claremont Restaurant Group, LLC ("Claremont") and Mr. Miller entered into a Severance, Consulting and Noncompete Agreement (the "Miller Severance Agreement") pursuant to which Mr. Miller agreed to provide consulting services to Claremont for a term of five years, beginning on the date of disposition of the Company's membership interest in Claremont. On such date, the Company paid Mr. Miller a lump sum payment of $825,000 plus a "gross up" amount equal to all income and excise tax liabilities related to such payment. This payment to Mr. Miller represented (a) $567,690 for his agreement not to compete with Claremont during a five-year period, (b) $94,615 for the consulting services to be provided, (c) a transaction success bonus of $57,788 and (d) a severance amount of $104,906. Subsequently, on January 6, 2000, the Company and Mr. Miller entered into a Consulting and Noncompete Agreement (the "Miller Consulting Agreement") in connection with Mr. Miller's resignation from the Company's Board of Directors. Under the Miller Consulting Agreement, Mr. Miller agreed to provide consulting services to the Company related to the Company's food processing operations for a period of five years. The Company agreed to pay Mr. Miller $200,000 per year for these consulting services. If a change in control of the Company (as defined in the Change in Control Agreements described below) occurs during the five-year term, then Mr. Miller would receive the unpaid portion of the $1,000,000 otherwise due to be paid in installments under the Miller Consulting Agreement. Mr. Miller also agreed not to compete with the Company for five years.

         On June 30, 1999, the Company and Mr. Harris entered into a Bonus Agreement (the "Harris Bonus Agreement"). Under the Harris Bonus Agreement, the Company paid to Mr. Harris a lump sum transaction bonus of $562,500 in connection with the sale of the Company's restaurant operations, plus a "gross up" amount equal to all income and excise tax liabilities related to such payment.

         Each of Messrs. Richardson and Clark (each, an "Officer") has entered into a Change in Control Agreement with the Company (collectively, the "Change in Control Agreements") . The Change in Control Agreements provide that, if a change in control of the Company occurs, then the following benefits will be provided by the Company: three times the amount of the annual base salary of the Officer; three times the amount of the largest annual cash bonus paid or payable to such person; and a "gross-up" payment for all excise and income tax liabilities resulting from payments under the Change in Control Agreements. A change in control of the Company is considered to have occurred if: (1) the individuals who constituted the Board of Directors as of the date of the applicable Change in Control Agreement cease to constitute a majority of the Board; (2) any "person" (as defined in the applicable Change in Control Agreement) acquires 15% of the Company's common stock; (3) any of certain business combinations is consummated; or (4) the Company is liquidated or dissolved. Payments under the Change in Control Agreements are payable upon a change in control of the Company, whether or not an Officer's employment is terminated. Upon a change in control, Mr. Clark's Employment Agreement would be terminated immediately prior to the change in control. The term of each Change in Control Agreement is ten years and is automatically extended for additional, successive one-year terms unless the Company notifies the Officer that it does not intend to extend the term.

                 REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

         It is the responsibility of the Executive Compensation Committee to advise management and the Board of Directors on matters pertaining to compensation arrangements for senior executives. The members of the Committee are all independent, non-employee directors. Following review and approval by the Executive Compensation Committee, all issues pertaining to executive compensation are submitted to the entire Board of Directors for its consideration.

         Compensation Principles. In determining the compensation of senior executives, the Company believes that compensation should be (1) based in part upon the Company's performance, by the use of bonuses or stock options, (2) based in part upon the individual contributions and attainment of goals of each officer and the performance of management as a group and (3) based in part upon compensation paid by other companies to similarly situated management.

         The Company's executive compensation program consists of salary, bonus, long-term compensation and other benefits. Specific targets are not utilized by the Committee in determining the level of any of these individual components of overall compensation. Rather, the Committee has sought to formulate overall compensation packages which approximate in value the overall compensation paid to executives of similar companies.

         The Company's Chairman, Mr. Richardson, who was also Chief Executive Officer during fiscal 2000, is compensated pursuant to a Management Services Agreement with HERTH (the "HERTH Agreement"), which was amended and restated in December 1999 and expires in March 2002. Mr. Clark's compensation is partially from HERTH and partially from the Company. See "Employment Contracts and Change in Control Agreements" above and "Item 13. Certain Relationships and Related Transactions."

         Executive Compensation. The Committee measures management's performance using longer-term (1 1/2 to 2 years) objectives of the Company, developing criteria based upon these longer-term goals. The Committee reviews the Company's business plan, as approved by the Board of Directors, and determines whether the Company has met its goals thereunder, as well as whether individual executives have accomplished the goals assigned to them. Several elements of the performance of an executive are based upon non-numerical performance criteria, such as level of responsibility in the Company, comparable compensation of other executives, individual meritorious performance and improvements in administration. Other elements are tied to management's performance as a group in achieving corporate goals, such as financial performance, profit margins, increase of working capital and acquisitions deemed to be advantageous to the Company. No mathematical weights are assigned to these individual criteria. The performances of executives compensated under the HERTH Agreement, like those of other executives of the Company, are evaluated by the Committee using these criteria.

         Performance-based criteria are generally considered as a whole, so that specific performance targets may be waived or adjusted as long as, on the whole, performance targets have been met. Concerning this aspect of compensation, the Committee considered that management met and surpassed many goals set for them by the Board, including completion of acquisitions and divestitures, elimination of non-core properties, modification of corporate debt and reduction of corporate overhead. The Committee also considered management's timely actions in positioning the Company for future growth.

         In hiring new officers for the Company, consideration is given to compensation arrangements in previous employment, compensation averages for such executives in the food service industry and means of structuring compensation packages to create incentives to achieve individual and corporate goals.

         Chief Executive Officer Compensation. Mr. Richardson's compensation as Chief Executive Officer (subsumed under the HERTH Agreement), and the evaluation of his performance as Chief Executive Officer, is consistent with the compensation principles described above and reflects the performance of the Company and Mr. Richardson. Determination of adequate compensation is qualitative in nature and is based upon a variety of factors, including comparison group compensation data, attainment of various corporate goals, financial and operating performance, individual performance and other factors. Specifically, the important corporate goal of divesting particular operating subsidiaries and non-core assets has been achieved, and his leadership in achieving this goal has been considered by the Committee.

                                            The Executive Compensation Committee

                                                       Lewis C. Lanier, Chairman
                                                               Richard F. Howard
                                                                Andrew F. Puzder

                          STOCK PRICE PERFORMANCE GRAPH

         The following graph presents a five-year comparison of cumulative shareholder returns for the Company, the Standard & Poor's Composite Index (the "S&P Composite Index"), an obsolete Company-constructed peer group (the "Old Peer Group") and a revised Company-constructed peer group (the "New Peer Group"). The Company-constructed peer groups seek to reflect the performance of various companies that are similar to the Company in industry or line of business over the five-year period beginning February 24, 1995 and ending March 4, 2000. The graph assumes that $100 is invested on February 24, 1995 in each of the Company's common stock, the New Peer Group and the Old Peer Group, and on February 24, 1995 in the Standard & Poor's Composite Index, and, in each case, that all dividends are reinvested.


                               Fresh        New        Old
        Measurement Period     Foods,      Peer       Peer       S&P
        (Fiscal Year-End)       Inc.       Group      Group      500
        ------------------     ------      -----      -----      ---

             2/24/95           100.00     100.00     100.00     100.00
             2/23/96            78.13     126.93     105.67     134.71
             2/28/97           160.71     152.70     102.77     169.95
             2/27/98           321.43     206.34     144.58     229.44
              3/6/99            93.75     209.60     120.48     274.72
              3/4/00            72.55     119.57      83.07     306.95

         Prior to the Company's disposition of its Claremont Restaurant Group in October 1999, restaurant operations accounted for approximately 60% of the Company's revenues. The Company's Old Peer Group consists of restaurant peers CKE Restaurants, Inc. and Lone Star Steakhouse and Saloon, Inc.; food processing peers Bridgford Foods Corporation, Hormel Foods Corporation and WLR Foods, Inc.; and restaurant/food processing hybrid peer Bob Evans Farms Inc. Upon disposing of its Claremont Restaurant Group the Company became a pure-play food processor. The Company's New Peer Group, selected to reflect that change, consists of food processing companies only: ConAgra, Inc., Sara Lee Corporation and Tyson Foods, Inc., in addition to Bridgford Foods Corporation, Hormel Foods Corporation and WLR Foods, Inc. The returns of each group member were weighted according to the member's stock market capitalization at the beginning of each period for which a return is indicated.

                            COMPENSATION OF DIRECTORS

         During fiscal 2000, directors were paid $2,000 per Board meeting attended and $500 per Committee meeting attended, except that directors who were employees of the Company or were compensated by HERTH, or who had material contracts with the Company, received no payment for their service as directors. In December

1999, the Company changed its compensation policy relative to its directors. Under the new policy, directors are paid $10,000 per Board meeting attended and $5,000 per Committee meeting attended, except that directors who are employees of the Company or are compensated by HERTH, or who have business relationships with the Company significant enough to require disclosure under SEC regulations, receive no payment for their services as directors.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           During fiscal 2000, the Executive Compensation Committee of the Company's Board of Directors consisted of Messrs. Lanier, McDonald and Holman, none of whom was an officer or employee of the Company or any of its subsidiaries during fiscal 2000. Messrs. Lanier and McDonald have never been officers of the Company or any of its subsidiaries. Mr. Holman was the Chief Financial Officer and Treasurer of the Company from 1994 until his retirement in 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 15, 2000, information relative to Company common stock ownership by (i) each person known by the Company's management to own beneficially 5.0% or more of the Company's outstanding common stock, (ii) each director of the Company, (iii) each Named Executive Officer (as defined below) and (iv) all directors and executive officers as a group.


       NAME AND                         NUMBER OF SHARES           PERCENT OF
      ADDRESS OF                        OF COMMON STOCK           OUTSTANDING
   BENEFICIAL OWNER                    BENEFICIALLY OWNED        COMMON STOCK(1)
   ----------------                    ------------------       ----------------

Columbia Hill, LLC(2)                      1,274,034                22.0
P.O. Box 3967
Hickory, NC 28603

HERTH Management, Inc.(3)                  1,227,235                21.2
P.O. Box 3967
Hickory, NC 28603

Dimensional Fund Advisors Inc.(4)            358,475                 6.2
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

James C. Richardson, Jr.(5)                2,619,958                45.3
P.O. Box 3967
Hickory, NC 28603

James M. Templeton(6)                      1,320,778                22.6
P.O. Box 1295
Claremont, NC 28610

Gregory A. Edgell(7)                       1,381,149                23.9
3200 Devine Street, Suite 103
Columbia, NC 29205

Larry D. Hefner(8)                         1,299,034                22.4
1004 Power Street
China Grove, NC 28023


       NAME AND                         NUMBER OF SHARES           PERCENT OF
      ADDRESS OF                        OF COMMON STOCK           OUTSTANDING
   BENEFICIAL OWNER                    BENEFICIALLY OWNED        COMMON STOCK(1)
   ----------------                    ------------------        ---------------

David R. Clark(9)                          1,277,784                22.1
P.O. Box 3967
Hickory, NC 28603

Charles F. Connor, Jr.(10)                   422,011                 7.3
P.O. Box 519
Claremont, NC 28610

Richard F. Howard(11)                         87,569                 1.5
5982 Hwy. 150 East
Denver, NC 28037

Norbert E. Woodhams(12)                        7,596                   *
9990 Princeton Road
Cincinnati, OH 45248

Pamela M. Witters(13)                          3,601                   *
9990 Princeton Road
Cincinnati, OH 45246

E. Edwin Bradford(14)                          2,958                   *
P.O. Box 3081
Hickory, NC 28603

Bobby G. Holman                                2,728                   *
4090 Golf Drive
Conover, NC 28613

Andrew F. Puzder                               1,000                   *
4050 Calle Real, Suite 200
Santa Barbara, CA 93110

William R. McDonald III(15)                      860                   *
1257 25th Street Pl., SE
Hickory, NC 28602

William P. Foley II(16)                           --                  --
4050 Calle Real, Suite 200
Santa Barbara, CA 93110

James E. Harris                                   --                  --
2910 Selwyn Avenue No. 139
Charlotte, NC 28209


       NAME AND                         NUMBER OF SHARES           PERCENT OF
      ADDRESS OF                        OF COMMON STOCK           OUTSTANDING
   BENEFICIAL OWNER                    BENEFICIALLY OWNED       COMMON STOCK(1)
   ----------------                    ------------------       ---------------

Lewis C. Lanier                                   --                  --
P.O. Box 518
160 Centre Street, N.E.
Orangeburg, SC 29115

Bruce E. Meisner                                  --                  --
1316 2nd Street NE, Suite No. 8
Hickory, NC 28601

L. Dent Miller                                    --                  --
620 Sharon School Road
Statesville, NC 28625

All directors and executive officers
as a group (12 persons)                    2,749,270                46.5%


---------------

*        Less than one percent

(1) The actual number of shares outstanding at June 15, 2000 was 5,781,340. Each percentage has been calculated on the basis of such number plus shares subject to outstanding call options exercisable not later than August 14, 2000. Shares subject to such options have been considered outstanding for the purpose of computing the percentage of outstanding shares owned by the person who holds such options, but have not been considered outstanding for the purpose of computing the percentage of outstanding shares owned by any other person other than the group of all directors and executive officers.

(2) Consists of (i) 46,799 shares owned of record and (ii) 1,227,235 shares deemed to be owned beneficially through HERTH Management, Inc. ("HERTH"). All of the shares owned of record by Columbia Hill, LLC ("Columbia") also are deemed to be owned beneficially by each of its owners. The owners of Columbia, and their ownership percentages, are Messrs. Clark (45.0%), Richardson (40.0%) and Hefner (15.0%). Beneficial ownership of other than a pro rata interest in the shares owned of record by Columbia is disclaimed by each owner of Columbia.

(3) All of the shares owned of record by HERTH also are deemed to be owned beneficially by each of its shareholders. The shareholders of HERTH, and their ownership percentages, are Columbia (45.0%) and Messrs. Richardson (22.0%), Edgell (22.0%) and Templeton (11.0%). Beneficial ownership of other than a pro rata interest in the shares owned of record by HERTH is disclaimed by each shareholder of HERTH.

(4) The information provided for Dimensional Fund Advisors Inc. ("Dimensional") was obtained from a Schedule 13G dated February 4, 2000, filed with the SEC by Dimensional relative to the Company's common stock. According to the filing, Dimensional is a registered investment advisor with voting and/or investment power over the shares disclosed as beneficially owned by it. The filing states that the shares are actually owned by investment companies, trusts and accounts advised by Dimensional and that Dimensional disclaims beneficial ownership of the shares.

(5) Consists of (i) 1,345,924 shares owned of record (including 1,127 shares owned through the Employee Stock Purchase Plan as of March 31,
         2000), (ii) 1,227,235 shares deemed to be owned beneficially through HERTH and (iii) 46,799 shares deemed to be owned beneficially through Columbia.

(6) Consists of (i) 43,543 shares owned of record, (ii) 1,227,235 shares deemed to be owned beneficially through HERTH and (iii) 50,000 shares underlying currently exercisable call options.

(7) Consists of (i) 137,500 shares owned of record, (ii) 2,500 shares deemed to be owned beneficially through an individual retirement account (which owns 2,500 shares of record), (iii) 1,227,235 shares deemed to be owned beneficially through HERTH and (iv) 13,914 shares deemed to be owned beneficially through Capital Factors, Inc. (which owns 13,914 shares of record).

(8) Consists of (i) 25,000 shares owned of record, (ii) 1,227,235 shares deemed to be owned beneficially through HERTH and (iii) 46,799 shares deemed to be owned beneficially through Columbia.

(9) Consists of (i) 3,750 shares owned of record (including 2,500 shares owned through the Employee Stock Purchase Plan as of March 31, 2000),
         (ii) 1,227,235 shares deemed to be owned beneficially through HERTH and
         (iii) 46,799 shares deemed to be owned beneficially through Columbia.

(10) The information provided for this shareholder was obtained from an amendment to a Schedule 13D dated March 1, 2000, filed with the Securities and Exchange Commission (the "SEC") by the shareholder relative to the Company's common stock. According to the filing, this shareholder shares dispositive power with respect to the shares shown as owned beneficially by him by virtue of a security interest in the shares granted to him by Mr. Richardson. The shares shown as owned beneficially by this shareholder also are included in the shares shown as owned by Mr. Richardson.

(11) Consists of (i) 75,000 shares underlying currently exercisable call options and (ii) 12,569 shares owned of record.

(12) Consists of 7,596 shares owned of record (including 744 shares owned through the Employee Stock Purchase Plan as of March 31, 2000.)

(13) Consists of (i) 1,101 shares owned through the Company's Employee Stock Purchase Plan at March 31, 2000 and (ii) 2,500 shares underlying currently exercisable call options.

(14) Consists of (i) 1,200 shares deemed to be owned beneficially through an individual retirement account (which owns 1,200 shares of record) and
         (ii) 1,758 shares owned through the Company's Employee Stock Purchase Plan at March 31, 2000.

(15)     Consists of 860 shares owned of record by this shareholder's spouse.

(16) Mr. Foley disclaims beneficial ownership of 116,600 shares owned by Fidelity National Financial, Inc., of which Mr. Foley is a director and executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         HERTH provides management services to the Company, including strategic planning and the direction of strategic initiatives, including the identification and pursuit of mergers, acquisitions, other investment opportunities (both within and without the Company's industry) and divestitures; management of the Company's relationships with investment bankers, securities broker-dealers, significant shareholders, noteholders, banks, lawyers and accountants; facilitating meetings of the Board of Directors; and general oversight of the Company's performance. HERTH provides the full-time services of Messrs. Richardson and Clark. In exchange for these services, the Company is obligated to pay HERTH $1,500,000 per year pursuant to the HERTH Agreement, which expires in 2002. The shareholders of HERTH are Messrs. Richardson, Templeton, Edgell and Columbia, whose equity owners are

Messrs. Clark, Richardson and Hefner. The Company paid HERTH $3,241,270 in fiscal 2000, consisting of $1,300,000 pursuant to the HERTH Agreement and an additional $1,941,270 in the aggregate as bonuses to Mr. Richardson for his leadership on strategic initiatives. The HERTH Agreement provides for $200,000 of Mr. Clark's salary to be paid for by HERTH. In fiscal 2000, the Company paid such amount directly to Mr. Clark and reduced the $1,500,000 owed to HERTH under the HERTH Agreement by $200,000.

         The Company maintains comprehensive insurance coverages through County-Wide Insurance Agency, Inc. ("County-Wide"), whose principal owner is Charles F. Connor, Jr. ("Connor"). Connor is a consultant to the Company who beneficially owns in excess of 5.0% of the Company's outstanding common stock at June 15, 2000. County-Wide received payments of approximately $447,000 during fiscal 2000 in connection with such insurance coverage.

         On January 14, 2000, the Company and Mr. Connor entered into a Consulting and Noncompete Agreement (the "2000 Connor Consulting Agreement") under which Mr. Connor agreed to provide consulting services to the Company related to the Company's food processing operations for a period of five years. The Company agreed to pay Mr. Connor $200,000 per year, plus the cost of medical insurance premiums for Mr. Connor and his spouse, for these consulting services. If a change in control of the Company (as defined in the Change in Control Agreements) occurs during the five-year term, then Mr. Connor would receive the unpaid portion of the $1,000,000 otherwise due to be paid in installments under the 2000 Connor Consulting Agreement. Mr. Connor also agreed not to compete with the Company for five years.

         On January 28, 1998, the Company and Mr. Connor entered into a Consulting and Noncompetition Agreement in connection with the merger of the Company and Sagebrush, Inc. (the "1998 Connor Consulting Agreement".) Under this agreement, Mr. Connor agreed to provide consulting services to the Company related to its restaurant operations for a period of two years and also agreed not to compete with the Company during the two-year term. The Company paid Mr. Connor $175,000 per year for these consulting services. The 1998 Connor Consulting Agreement expired on January 29, 2000.

         On July 12, 1999, the Company, Claremont, HERTH and Mr. Howard entered into a Severance, Consulting and Noncompete Agreement (the "Howard Severance Agreement") pursuant to which Mr. Howard agreed to provide consulting services to Claremont for a term of five years, beginning on the date of disposition of the Company's membership interest in Claremont. Mr. Howard also agreed not to compete with Claremont during the five-year term. On such date, the Company paid Mr. Howard a lump sum payment of $750,000 plus a "gross up" amount equal to all income and excise tax liabilities related to such payment. This payment to Mr. Howard represented (a) $567,690 for his agreement not to compete with Claremont,
(b) $94,615 for the consulting services to be provided, (c) a transaction success bonus of $66,351 and (d) a severance amount of $21,343.

         On September 13, 1999, the Company, Claremont, HERTH and Mr. Templeton entered into a Severance, Consulting and Noncompete Agreement (the "Templeton Severance Agreement") pursuant to which Mr. Templeton agreed to provide consulting services to Claremont for a term of five years, beginning on the date of disposition of the Company's membership interest in Claremont. Mr. Templeton also agreed not to compete with Claremont during the five-year term. On such date, the Company paid Mr. Templeton a lump sum payment of $315,000 plus a "gross up" amount equal to all income and excise tax liabilities related to such payment, and an additional amount of $34,437 representing future premium payments on a life insurance policy insuring Mr. Templeton. The payment of $315,000 to Mr. Templeton represented (a) $236,538 for his agreement not to compete with Claremont, (b) $70,961 for the consulting services to be provided, and (c) a severance amount of $7,501.

         During fiscal 2000, the Company utilized Bradford Communications, Inc. ("BCI") for public and investor relations and graphic design services. The Company paid BCI approximately $221,000 for such services. The founder of BCI, Mr. Bradford, has been a director of the Company since 1992. In April 2000, Mr. Bradford sold BCI.

         During fiscal 2000, Columbia owed the Company as much as $705,493 pursuant to a promissory note payable on demand and bearing interest at the prime rate. Columbia is owned by Messrs. Clark, Richardson and Hefner, who have unconditionally guaranteed repayment of the note.

         On September 14, 1999, the Company sold five former restaurant properties and one tract of vacant land, with a combined book value of $2,433,482, to an entity in which Mr. Templeton is a minority investor, for a total cash purchase price of $938,585. This transaction was completed under an agreement entered into earlier during fiscal 2000 and was contingent upon the sale of Claremont. Under the terms of the initial agreement, all non-operating restaurant properties, consisting of seven former restaurant locations and three tracts of undeveloped land with a total book value of $3,620,842, were offered for sale at an aggregate price of $2,635,000. The agreement further specified that the cash proceeds from the sale of any of these properties to third parties prior to the sale of Claremont would reduce the purchase price of the remaining pool of properties on a dollar-for-dollar basis, subject to the sale of Claremont. Prior to the sale, four of the properties, with a book value totaling $1,187,359, were sold to unrelated third parties for cash totaling $1,557,065.

         On December 16, 1999, the Board of Directors approved a loan to Mr. Richardson in an amount up to $8.5 million for the purpose of enabling Mr. Richardson to purchase shares of the Company's common stock owned by certain shareholders. The terms of the loan provide that outstanding amounts will bear a simple interest rate of 8 1/2%, with principal and interest due three years from the date of the loan. At the end of fiscal 2000, disbursements under the loan totaled $5 million.

         On July 1, 1999, the Company's subsidiary, Pierre Foods, LLC ("Pierre Foods") sold a 1% membership interest in Mom 'n' Pop's Country Ham, LLC ("Mom 'n' Pop's"), the Company's country ham operation, to Mr. Richardson for $9,950. In August 1999, effective as of July 2, 1999, Pierre Foods conveyed its 99% membership interest in Mom 'n' Pop's to Hoggs, LLC ("Hoggs") in exchange for a promissory note in the principal amount of $985,050 due December 31, 1999 (the "Hoggs Promissory Note"). As security, each of the members of Hoggs pledged his membership interest in Hoggs to Pierre Foods. Mr. Richardson holds a 55% membership interest in Hoggs. In addition, the Company provided a revolving line of credit of $500,000 to Hoggs for working capital. As of the end of fiscal 2000, Hoggs paid the Hoggs Promissory Note and the line of credit in full.

         On July 1, 1999, the Company, Mom 'n' Pop's and Mr. Hefner entered into a Severance, Consulting and Noncompete Agreement (the "Hefner Consulting Agreement") under which Mr. Hefner agreed to provide consulting services to Mom 'n' Pop's for a term of five years, beginning on the date of disposition of Pierre Foods' membership interest in Mom 'n' Pop's. Mr. Hefner also agreed not to compete with Mom 'n' Pop's during the five-year term. On such date, the Company paid to Mr. Hefner a lump sum payment of $450,000 plus a "gross up" amount equal to all income and excise tax liabilities related to such payment. This payment to Mr. Hefner represented (a) $189,230 for his agreement not to compete with Mom 'n' Pop's, (b) $70,961 for the consulting services to be provided, (c) a transaction success bonus of $39,811 and (d) a severance amount of $149,998.

         In October 1999, Fresh Foods Sales, LLC, a wholly-owned subsidiary of the Company, sold all assets related to its Bennett's Bar-B-Que restaurant located in Conover, North Carolina, to Fairgrove Restaurants, LLC ("Fairgrove"). Fairgrove purchased the assets for approximately $1.1 million in cash and assumed certain related liabilities. Mr. Howard, Mr. Richardson, Mr. Clark and Mr. Miller each hold a 17.5% membership interest in Fairgrove.

         Messrs. Connor and Miller, together, had a direct or indirect interest in 15 restaurant properties leased to the Company during fiscal 2000. Total rents paid under these leases were $767,200 during fiscal 2000.

         Messrs. Connor, Miller and Howard all had a direct or indirect interest in one restaurant property leased to the Company for approximately $72,000 in fiscal 2000.

         Mr. Connor also had a direct or indirect interest in an additional three restaurants leased to the Company during fiscal 2000. Rents paid under these leases totaled $132,500 in fiscal 2000.

         Columbia Hill Land Company, LLC, owned 50% by each of Messrs. Richardson and Clark, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $103,000 in fiscal 2000.

         Messrs. Foley and Puzder, directors of the Company, have direct and indirect interests in Checkers, Hardee's and Rally's Hamburgers, Inc. The Company entered into licensing agreements with such companies to produce and market certain products under the companies' brand names in exchange for royalty payments. Royalties paid during fiscal 2000 totaled approximately $120,000.

         All material transactions with affiliates of the Company are first reviewed by the Sensitive Transactions Committee of the Board, which is composed of three independent directors. Upon recommendation of this Committee, such transactions are then presented to the entire Board, where they must be approved by a majority of the independent directors.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Fresh Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRESH FOODS, INC.

                                    By:           /S/ DAVID R. CLARK
                                       -----------------------------------------
                                                    David R. Clark
                                               Vice Chairman of the Board

Dated: June 29, 2000

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


           SIGNATURE                                TITLE                                  DATE
           ---------                                -----                                  ----

   /S/ JAMES C. RICHARDSON, JR.              Chairman of the Board                     June 29, 2000
----------------------------------
     James C. Richardson, Jr.

      /S/ DAVID R. CLARK                     Vice Chairman of the Board                June 29, 2000
----------------------------------             (Principal Executive Officer)
        David R. Clark

     /S/ NORBERT E. WOODHAMS                 President and Director                    June 29, 2000
----------------------------------
       Norbert E. Woodhams

      /S/ PAMELA M. WITTERS                  Chief Financial Officer, Treasurer        June 29, 2000
----------------------------------             and Secretary (Principal
         Pamela M. Witters                     Financial Officer and Principal
                                               Accounting Officer)

     /S/ E. EDWIN BRADFORD                   Director                                  June 29, 2000
----------------------------------
        E. Edwin Bradford

     /S/ WILLIAM P. FOLEY, II                Director                                  June 29, 2000
----------------------------------
       William P. Foley, II

       /S/ BOBBY G. HOLMAN                   Director                                  June 29, 2000
----------------------------------
         Bobby G. Holman

      /S/ RICHARD F. HOWARD                  Director                                  June 29, 2000
----------------------------------
        Richard F. Howard

       /S/ LEWIS C. LANIER                   Director                                  June 29, 2000
----------------------------------
         Lewis C. Lanier

      /S/ BRUCE E. MEISNER                   Director                                  June 29, 2000
----------------------------------
        Bruce E. Meisner

   /S/ WILLIAM R. MCDONALD III               Director                                  June 29, 2000
----------------------------------
     William R. McDonald III

        /S/ ANDREW F. PUZDER                 Director                                  June 29, 2000
----------------------------------
          Andrew F. Puzder