Form 10-Q
period 2000-06-03
FRESH FOODS INC
filed 2000-07-18
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 3, 2000

      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transaction period from ___________ to ___________

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

                               9990 PRINCETON ROAD
                             CINCINNATI, OHIO 45246
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (513) 874-8741


        -----------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (3) has been subject to such filing requirements for the past 90 days.
                      Yes [X]                         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at July 1, 2000
               -----                            ---------------------------
    COMMON STOCK, NO PAR VALUE                            5,781,470

                                FRESH FOODS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information:__________________________________________________

Item 1. Financial Statements

  Consolidated Balance Sheets -
  June 3, 2000 and March 4, 2000.......................................... 1 - 2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended June 3, 2000
  and Thirteen Weeks Ended June 5, 1999..................................  3 - 4

  Consolidated Statements of Cash Flows -
  Thirteen Weeks Ended June 3, 2000 and
  Thirteen Weeks Ended June 5, 1999......................................  5 - 6

  Notes to Consolidated Financial
  Statements.............................................................  7 - 8

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations....................... 9 - 11


Part II. Other Information:_____________________________________________________

  Item 6.  Exhibits and Reports on Form 8-K..............................     12

  Signatures.............................................................     13

  Index to Exhibits......................................................     14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH FOODS, INC. AND SUBSIDIARIES______________________________________________


                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
ASSETS                                                                       June 3, 2000     March 4, 2000
                                                                             ------------     -------------

CURRENT ASSETS:
   Cash and cash equivalents                                                 $    839,053      $  2,701,464
   Accounts receivable, net (includes related party receivables of
     $185,899 and $292,990 at June 3, 2000 and March 4, 2000,
     respectively)                                                             12,753,044        17,422,811
   Notes receivable - current, net (includes related party notes
     receivable of $152,456 at March 4, 2000)                                      84,561           238,513
   Inventories                                                                 27,527,096        25,025,421
   Refundable income taxes                                                      2,714,844         2,828,156
   Deferred income taxes                                                        2,427,011         2,290,361
   Prepaid expenses and other current assets (includes related party
      prepaid expenses of $280,005 at June 3, 2000)                             1,266,376           799,582
                                                                             ------------      ------------

           Total current assets                                                47,611,985        51,306,308
                                                                             ------------      ------------


PROPERTY, PLANT AND EQUIPMENT, NET                                             35,185,495        35,784,819
                                                                             ------------      ------------


OTHER ASSETS:
   Trade name, net                                                             41,395,136        41,764,636
   Excess of cost over fair value of net assets of businesses acquired,
      net                                                                      28,638,071        28,893,723
   Other intangible assets, net                                                 2,508,620         2,556,936
   Notes receivable - related party                                               705,493           705,493
   Deferred loan origination fees, net                                          2,912,758         3,714,748
                                                                             ------------      ------------

           Total other assets                                                  76,160,078        77,635,536
                                                                             ------------      ------------

           Total Assets                                                      $158,957,558      $164,726,663
                                                                             ============      ============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES______________________________________________



                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY                                        June 3, 2000       March 4, 2000
                                                                            ------------       -------------

CURRENT LIABILITIES:
   Current installments of long-term debt                                   $    256,090        $    314,433
   Trade accounts payable                                                      5,307,024           5,493,168
   Accrued insurance                                                             116,939             154,947
   Accrued interest                                                              106,286           3,213,929
   Accrued payroll and payroll taxes                                           2,657,556           2,427,691
   Accrued promotions (includes related party payables of $30,849
     and $51,450 at June 3, 2000 and March 4, 2000, respectively)              2,176,033           1,903,241
   Accrued taxes (other than income and payroll)                                 741,136             563,879
   Other accrued liabilities                                                     652,104             831,681
                                                                            ------------        ------------

                Total current liabilities                                     12,013,168          14,902,969
                                                                            ------------        ------------

LONG TERM DEBT, less current installments                                    115,131,656         115,164,922
                                                                            ------------        ------------

OTHER LONG-TERM LIABILITIES                                                    1,567,978           1,638,466
                                                                            ------------        ------------

DEFFERED INCOME TAXES                                                            611,029           1,487,134
                                                                            ------------        ------------

SHAREHOLDERS' EQUITY:
   Preferred stock - par value $.10, authorized 2,500,000 shares; no
     shares issued                                                                    --                  --
   Common stock - no par value, authorized 100,000,000 shares; issued
     And outstanding June 3, 2000 - 5,781,340 shares and March 4, 2000
     - 5,781,000 shares                                                        5,781,340           5,781,000
   Additional paid in capital                                                 23,316,685          23,315,881
   Retained earnings                                                           5,535,702           7,436,291
   Note receivable - related party                                            (5,000,000)         (5,000,000)
                                                                            ------------        ------------

                Total shareholders' equity                                    29,633,727          31,533,172
                                                                            ------------        ------------

                Total Liabilities and Shareholders' Equity                  $158,957,558        $164,726,663
                                                                            ============        ============


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES______________________________________________


           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                  -------------------------------
                                                                                  June 3, 2000       June 5, 1999
                                                                                  ------------       ------------

REVENUES:
      Food processing                                                              $45,946,753        $43,014,350
      Ham curing                                                                            --          1,440,372
                                                                                   -----------        -----------
                 Total operating revenues                                           45,946,753         44,454,722
                                                                                   -----------        -----------

COSTS AND EXPENSES:
      Cost of goods sold (includes related party transactions totaling
          $34,322 in 2000)                                                          29,257,679         26,198,582

      Selling, general and administrative expenses (includes related party transactions totaling $365,280 and $653,163 in fiscal 2001 and
          fiscal 2000, respectively)                                                14,186,902         13,514,427
      Depreciation and amortization                                                  1,565,571          1,511,429
                                                                                   -----------        -----------
                Total costs and expenses                                            45,010,152         41,224,438
                                                                                   -----------        -----------

OPERATING INCOME                                                                       936,601          3,230,284
                                                                                   -----------        -----------

OTHER INCOME (EXPENSE):

      Interest expense                                                              (3,320,592)        (3,849,205)
      Other income (expense), net - (including interest) (includes related party income totaling $17,640 and $18,162 in fiscal 2001 and fiscal
          2000, respectively)                                                          118,545            (69,253)
                                                                                   -----------        -----------
                   Other expense, net                                               (3,202,047)        (3,918,458)
                                                                                   -----------        -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
      BENEFIT                                                                       (2,265,446)          (688,174)

INCOME TAX BENEFIT                                                                     820,095            279,706
                                                                                   -----------        -----------

LOSS FROM CONTINUING OPERATIONS                                                     (1,445,351)          (408,468)

INCOME FROM DISCONTINUED RESTAURANT SEGMENT (NET
      OF INCOME TAXES OF $845,246)                                                          --          1,241,783
                                                                                   -----------        -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                             (1,445,351)           833,315

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (NET OF INCOME TAX
    BENEFIT OF $258,303)                                                              (455,238)                --
                                                                                   -----------        -----------

NET INCOME (LOSS)                                                                  $(1,900,589)       $   833,315
                                                                                   ===========        ===========

RETAINED EARNINGS:
    Balance at beginning of period                                                 $ 7,436,291        $12,093,115
    Net income (loss)                                                               (1,900,589)           833,315
                                                                                   -----------        -----------
    Balance at end of period                                                       $ 5,535,702        $12,926,430
                                                                                   ===========        ===========


NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
      Loss from continuing operations                                              $      (.25)       $      (.07)
      Income from discontinued restaurant segment                                           --                .21
      Extraordinary loss on early extinguishment of debt                                  (.08)                --
                                                                                   -----------        -----------
      Net income (loss) per share                                                  $      (.33)       $       .14
                                                                                   ===========        ===========


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
      DILUTED                                                                        5,781,181          5,808,573


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES______________________________________________


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      Thirteen Weeks Ended
                                                                                 ------------------------------
                                                                                 June 3, 2000      June 5, 1999
                                                                                 ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                                             $(1,900,589)      $   833,315
                                                                                  -----------       -----------

    Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Extraordinary loss on early extinguishment of debt before income
         tax benefit                                                                  713,541                --
       Depreciation and amortization                                                1,565,571         2,296,648
       Amortization of deferred loan origination fees                                 173,441           183,250
       Deferred income taxes                                                       (1,012,755)         (214,267)
       Net loss on disposition of property, plant and equipment                            --            60,333
       Decrease in other long-term liabilities                                        (70,488)               --
       Other non-cash adjustments to earnings                                           1,144           373,740
       Changes in operating assets and liabilities:
         Receivables                                                                4,669,767         1,933,726
         Inventories                                                               (2,501,675)       (7,173,280)
         Refundable income taxes, prepaid expenses and other
               current assets                                                        (353,482)          272,205
         Trade accounts payable and other accrued liabilities                      (2,831,458)       (6,662,695)
                                                                                  -----------       -----------

               Total adjustments                                                      353,606        (8,930,340)
                                                                                  -----------       -----------

               Net cash used in operating activities                               (1,546,983)       (8,097,025)
                                                                                  -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sales of property, plant and equipment                                   --           228,770
    Decrease in related party notes receivables                                       152,456           100,698
    Decrease in other notes receivable                                                  1,496           113,936
    Capital expenditures to related parties                                                --           (33,996)
    Capital expenditures - other                                                     (292,779)       (1,225,035)
    Other investing activities, net                                                        --            68,121
                                                                                  -----------       -----------

               Net cash used in investing activities                                 (138,827)         (747,506)
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net borrowings under revolving credit agreement                                        --         9,060,337
    Principal payments on long-term debt                                              (91,609)         (165,246)
    Loan origination fees                                                             (84,992)          (32,772)
    Proceeds from issuance of common stock                                                 --             6,500
                                                                                  -----------       -----------

               Net cash provided by (used in) financing activities                   (176,601)        8,868,819
                                                                                  -----------       -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,862,411)           24,288

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,701,464         1,664,398
                                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   839,053       $ 1,688,686
                                                                                  ===========       ===========


See accompanying notes to unaudited consolidated financial statements.

FRESH FOODS, INC. AND SUBSIDIARIES______________________________________________

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 3, 2000 and March 4, 2000, the results of operations and cash flows for the thirteen weeks ended June 3, 2000 and June 5, 1999. Financial statements for the period ended June 5, 1999 ("fiscal 2000") have been reclassified, where applicable, to conform to financial statement presentation used for the period ended June 3, 2000 ("fiscal 2001").

         The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

         The results of operations for the thirteen weeks ended June 3, 2000 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the Company's March 4, 2000 audited consolidated financial statements and notes thereto.


2.     INVENTORY

         A summary of inventories, by major classifications, follows:

                                    June 3, 2000            March 4, 2000
                                -------------------     ---------------------

      Manufacturing supplies     $       2,484,792       $         1,149,107
      Raw materials                      2,699,703                 3,857,801
      Work in process                        6,859                         -
      Finished goods                    22,335,742                20,018,513
                                -------------------     ---------------------

                 Total           $      27,527,096       $        25,025,421
                                ===================     =====================


3.     SUPPLEMENTAL CASH FLOW DISCLOSURES - CASH PAID DURING THE PERIOD


                                   Thirteen                    Thirteen
                                  Weeks Ended                 Weeks Ended
                                  June 3, 2000               June 5, 1999
                             ----------------------     ----------------------

     Interest                 $         6,254,794        $         7,067,943
                             ======================     ======================

     Income taxes net of
           refunds received   $         (178,955)        $           374,307
                             ======================     ======================


4.     COMPREHENSIVE INCOME

         Total comprehensive income (loss) was comprised solely of the net loss in the fiscal 2001 period and net income in the fiscal 2000 period. Comprehensive loss was $(1,900,589) for the quarter ended June 3, 2000, and comprehensive income was $833,315 for the quarter ended June 5, 1999.

5.     LONG-TERM DEBT

         Effective May 30, 2000, the Company terminated its $75 million credit facility, resulting in an extraordinary loss on early extinguishment of debt of $455,238, net of income taxes of $258,303.

         Effective May 24, 2000, the Company obtained a three-year variable rate $25 million revolving credit facility. As of June 3, 2000, the Company had no borrowings under the facility, and borrowing availability of approximately $16.7 million. In addition, at June 3, 2000, the Company was in compliance with the financial covenants under this facility.


6.     SHAREHOLDERS' EQUITY

         The increases in common stock and additional paid in capital are due to the issuance of 340 shares of the Company's common stock to employees for longevity awards.


7.     SUBSEQUENT EVENTS

         Effective June 16, 2000, the Company terminated its Employee Stock Purchase Plan. As of the termination date, the Plan assets, comprised of the Company's common stock and cash, totaled approximately $230,000. Stock certificates will be issued to Plan participants and cash on hand will be paid to Plan participants based on their respective account balances.

         Effective July 3, 2000, the Company increased the Company's matching contribution in its 401(k) Retirement Plan from a 50% match up to the participant's first 4% contribution to a 50% match up to the participant's first 5% contribution.


8.     RECENTLY ISSUED ACCOUNTING GUIDANCE

         The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended on June 26, 2000, titled "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of fiscal 2001. The Company has not yet evaluated the effects of implementation, if any, on the Company's financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company's operations historically have been classified into three business segments: food processing operations, restaurant operations and ham curing operations. As discussed in the Company's Annual Report filed on Form 10-K for the fiscal year ended March 4, 2000, the Company sold its ham curing business effective July 3, 1999, and sold its restaurant operations effective October 8, 1999. Accordingly, the results of the restaurant operations are presented as a discontinued operation in fiscal 2000, and are excluded from the table below. The ham curing operations did not quality for discontinued operations presentation. Subsequent to the sales of the restaurant operations and ham curing operations, the Company's operations consist solely of food processing.


Fiscal Quarter Ended June 3, 2000 Compared to Fiscal Quarter Ended June 5, 1999

         Revenues. Revenues from continuing operations increased by $1.5 million, or 3.4%, comprised of a $2.9 million (6.8%) increase in the food processing segment offset by a $1.4 million decrease in the ham curing segment. The increase in food processing revenues was due to overall increases in demand in core customer channels. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 3, 1999.

         Cost of goods sold. Cost of goods sold increased by $3.1 million, or 11.7%, comprised of a $4.4 million (17.6%) increase in the food processing segment offset by a $1.3 million decrease in the ham curing segment. As a percentage of food processing revenues, food processing cost of goods sold increased from 57.9% to 63.7%. This increase primarily is due to 1) demand for new product categories with lower margins; 2) production of fewer pounds during the fiscal quarter ended June 3, 2000 compared to the fiscal quarter ended June 5, 1999; and 3) training costs incurred to create additional required capacity for future expected growth. The decrease in ham curing cost of goods sold was due to the Company's strategic decision to exit the ham curing business, effective July 3, 1999.

         Selling, general and administrative. Selling, general and administrative expenses increased by $.7 million, or 5.0%, primarily due to 1) increased selling expenses related to new products; and 2) increased distribution costs due to fuel surcharges. As a percentage of operating revenues, selling, general and administrative expenses increased from 30.4% to 30.9%.

         Depreciation and amortization. Depreciation and amortization expense increased by $.1 million, or 3.6%, due to routine capital expenditures. As a percentage of operating revenues, depreciation and amortization remained constant at 3.4%.

         Other expense, net. Other expense, net decreased by $.7 million, or 18.3%. This decrease primarily was due to a decrease in interest expense due to decreased borrowings under the Company's revolving credit facilities (see --- "Liquidity and Capital Resources" below).

         Income tax provision (benefit). The effective tax rate for the fiscal quarter ended June 3, 2000 was 36.2%, as compared to 40.6% for the fiscal quarter ended June 5, 1999. The lower rate in the fiscal quarter ended June 3, 2000 is due to 1) a tax benefit recorded of $1,078,398 in fiscal 2001 compared to tax expense recorded of $565,540 in fiscal 2000; and 2) the effects of permanent timing differences.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $1.5 million for the fiscal quarter ended June 3, 2000, as compared to $8.1 million for the fiscal quarter ended June 5, 1999. The primary components of net cash used in operating activities for the fiscal quarter ended June 3, 2000 were 1) a decrease in accounts receivables by $4.7 million; offset by 2) an increase in inventory of $2.5 million due to the seasonal building of inventories which normally occurs during late spring and early summer to service certain market channels that require heavy shipments in late summer and early fall; and 3) an increase in trade accounts payable and other accrued liabilities of $2.8 million due to timing of certain payments. The decrease in net cash used by operating activities primarily was due to a more significant inventory build in the fiscal quarter ended June 5, 1999 compared to the fiscal quarter ended June 3, 2000.

         Net cash used by investing activities was $.1 million for the fiscal quarter ended June 3, 2000, compared to $.7 million for the fiscal quarter ended June 5, 1999. The decrease in net cash used by investing activities primarily was due to restaurant capital expenditures and other restaurant activities during fiscal 2000 which did not recur in fiscal 2001.

         Net cash used in financing activities was $.2 million for the fiscal quarter ended June 3, 2000, compared to net cash provided by financing activities of $8.9 million for the fiscal quarter ended June 5, 1999. The decrease in cash provided by financing activities was due to borrowings under the revolving credit facility in fiscal 2000 which did not recur in fiscal 2001.

         Effective May 24, 2000, the Company secured a three-year $25 million revolving credit facility, under which the Company may borrow up to an amount (including standby letters of credit up to $.5 million) equal to the lesser of $25 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under the facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility will bear interest at floating rates based upon the interest rate option selected from time to time by the Company, and are secured by a first priority security interest in substantially all of the accounts receivable and inventory of the Company. In addition, the Company is required to meet certain financial covenants regarding net worth, cash flow and restricted payments, including limited dividend payments.

         At June 3, 2000, the Company had no outstanding borrowings under the revolving credit facility, and approximately $16.7 million of availability. At June 3, 2000, the Company was in compliance with the financial covenants under the facility.

         The Company has budgeted approximately $2.8 million for capital expenditures for the remainder of the current fiscal year. These expenditures are devoted to routine capital improvement projects and other miscellaneous expenditures and should be sufficient to maintain current operating capacity. The Company believes that funds from operations, borrowings under the $25 million revolving credit facility, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures. If Pierre continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for various plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the $25 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

         The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.

MARKET RISK

         As discussed in its annual report for the fiscal year ended March 4, 2000, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at June 3, 2000 or March 4, 2000. Certain of the Company's outstanding nonderivative financial instruments at June 3, 2000 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

         The Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at June 3, 2000 have not changed materially since March 4, 2000. All long-term debt outstanding at June 3, 2000, comprised of $115 million of Senior Notes and $.1 million in capital lease obligations, was accruing interest at fixed rates. In the future, should the Company borrow funds under its existing credit facility or other long-term financing sources, a rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.


SEASONALITY

         Except for sales to school districts, which decline during the early spring and summer and early January, there is no significant seasonal variation in sales.


INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for any of the periods reported herein.


CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, including budgeted amounts and projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, are "forward looking" statements provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, among others, the substantial leverage and insufficient cash flows from operations of the Company, restrictions imposed on the Company by the terms of its debt instruments, competitive considerations, government regulation and general risks of the food industry, the possibility of adverse changes in materials costs, the availability of supplies, the Company's dependence on key personnel and potential labor disruptions. See Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 4, 2000.

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


    (a)   Exhibits

          See the Exhibit Index provided elsewhere in this report.


    (b)   Reports on Form 8-K

          A Current Report on Form 8-K was filed on June 26, 2000, announcing that the Company received notification from the Nasdaq Stock Market ("Nasdaq") that Nasdaq is currently reviewing the Company's eligibility for continued listing on the Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRESH FOODS, INC.




Date   July 18, 2000                By:            /Norbert E. Woodhams/
       -------------                    ----------------------------------------
                                                    Norbert E. Woodhams
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)




Date   July 18, 2000                By:            /Pamela M. Witters/
       -------------                    ----------------------------------------
                                                    Pamela M. Witters
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                INDEX TO EXHIBITS

    For inclusion in Quarterly Report on Form 10-Q Quarter Ended June 3, 2000


Exhibit No.                        Description
-----------                        -----------

2.1 Purchase Agreement dated as of August 6, 1999, among Mom `n' Pop's Country Ham, LLC, Pierre Foods, LLC, the Company and Hoggs, LLC (schedules and exhibits omitted) (incorporated by reference to Exhibit
         2.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

2.2 Purchase Agreement dated as of September 10, 1999 among Claremont Restaurant Group, LLC, Fresh Foods Sales, LLC, the Company and CRG Holdings Corp. (incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

2.3 Plan of Merger dated as of December 27, 1999 among Pierre Foods, LLC, Pierre Leasing, LLC and the Company (incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on From 10-Q for its fiscal quarter ended December 4, 1999)

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for its fiscal year ended February 27, 1998)

4.1 Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2 Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3 Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.4 Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.5 Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.6 Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.7      Form of Exchange Certificated Noted (included as Exhibit D to Exhibit
         4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.8 First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

4.9 Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4,
         1999)

4.10 Third Supplemental Indenture dated as of October 8, 1999 among the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.1 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 33-15017))

10.2 First Amendment to 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 33-15017))

10.3 1987 Special Stock Option Plan (restated as of May 15, 1997) (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-29111))

10.4     1997 Incentive Stock Option Plan (as amended and restated February 23,
         1998) (incorporated by reference to Post-Effective Amendment No. 1 to
         Exhibit 99(a) to the Company's Registration Statement on Form S-8 (No. 333-32455))

10.5 First Amendment to 1997 Incentive Stock Option Plan, dated February 23, 1998 (incorporated by reference to Exhibit 99(b) to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 333-32455))

10.6     1997 Special Stock Option Plan (as amended and restated February 23,
         1998) (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 333-33439))

10.7 First Amendment to 1997 Special Stock Option Plan, dated February 23, 1998 (incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on For (No. 333-33439))

10.8 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 (No. 33-79014))

10.9 Amendment to 1994 Employee Stock Purchase Plan, dated as of May 10, 1995 (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (No. 33-79014)

10.10 Second Amendment to 1994 Employee Stock Purchase Plan, dated as of August 30, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (No. 33-79014)

10.11 Third Amendment to 1994 Stock Purchase Plan, dated as of February 12, 1997 (incorporated by reference to Exhibit 4(d) to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (No. 33-79014))

10.12 Employment Contract, dated as of June 30, 1996, between the Company and David R. Clark, together with Amendment to Employment Contract, dated as of February 23, 1998 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4 (No. 333-58711))

10.13 Consulting and Non-Competition Agreement, dated as of January 29, 1998, between the Company and Charles F. Connor, Jr. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (No. 333-58711))

10.14 Rights Agreement, dated as of September 2, 1997, between the Company and American Stock Transfer & Trust Company, Rights Agent (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 1997)

10.15 Credit Agreement, dated as of June 9, 1998, among the Company, certain Guarantors, First Union Commercial Corporation ("First Union"), as Agent and a Lender, and NationsBank N.A., American National Bank and Trust Company of Chicago and National City Commercial Finance, Inc., as Lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.16 Security Agreement, dated as of June 9, 1998, among the Company, certain Guarantors and First Union, as Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.17 Pledge Agreement, dated as of June 9, 1998, among the Company, certain Guarantors and First Union, as Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.18 Amendment to Credit Agreement and Consent, dated as of September 5, 1998, among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711)

10.19 Borrower Joinder Agreement dated as of February 26, 1999 between Fresh Foods Restaurant Group, LLC and First Union, as Agent (schedules omitted) (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4,
         1999)

10.20 Amendment No. 2 to Credit Agreement and Waiver dated as of April 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.21 Amendment No. 3 to Credit Agreement dated as of May 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.22 Consent dated as of July 29, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.23 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and David R. Clark (incorporated by reference) to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.24 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and James C. Richardson, Jr. (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.25 Severance, Consulting and Noncompete Agreement dated as of July 12, 1999 among Claremont Restaurant Group, LLC, the Company and L. Dent Miller (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4,
         1999)

10.26 Severance, Consulting and Noncompete Agreement dated as of July 12, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and Richard F. Howard (incorporated by reference to
         Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.27 Incentive Agreement dated as of August 18, 1999 among the Company, Pierre Foods, LLC and Norbert E. Woodhams, together with First Amendment to Incentive Agreement dated as of January 1, 2000 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.28 Severance, Consulting and Noncompete Agreement dated as of September 13, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and James M. Templeton (incorporated by reference to
         Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.29 Amendment No. 4 to Credit Agreement dated as of September 23, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.30 Asset Purchase Agreement dated as of September 30, 1999 among Fairgrove Restaurants, LLC, the Company and Fresh Foods Sales, LLC (schedules and exhibits omitted) (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.31 Amended and Restated Management Services Agreement dated as of December 17, 1999 between HERTH Management, Inc. and the Company (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.32 Agreement dated December 21, 1999 between the Company and Gungor Solmaz, together with form of Agreement dated January 2000 between the Company and Gungor Solmaz (incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.33 Fifth Amendment to Credit Agreement and Consent dated as of December 30, 1999 by and among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders (schedules and exhibits omitted) (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.34 Consulting and Noncompete Agreement dated as of January 6, 2000 between the Company and L. Dent Miller (incorporated by reference to Exhibit
         10.48 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.35 Consulting and Noncompete Agreement dated as of January 14, 2000 between the Company and Charles F. Connor, Jr. (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.36    Bonus Agreement dated as of June 30, 1999 between the Company and James
         E. Harris (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4,
         1999)

10.37 Loan and Security Agreement, dated as of May 24, 2000, between the Company and Fleet Capital Corporation, as Lender (schedules omitted) (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 2000)

27       Financial Data Schedule

27(a)    Restated Financial Data Schedule for the quarter ended June 5, 1999.

         The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.