Form 10-Q
period 2000-09-02
PIERRE FOODS INC
filed 2000-10-11
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 2, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from ____________ to ______________

                         COMMISSION FILE NUMBER: 0-7277

                               PIERRE FOODS, INC.
             (Exact name of registrant as specified in its charter)

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


                                FRESH FOODS, INC.
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (3) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at October 1, 2000
            -----                               ------------------------------
COMMON STOCK, NO PAR VALUE                               5,781,480

                               PIERRE FOODS, INC.

                                      INDEX


                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

  Consolidated Balance Sheets -
  September 2, 2000 and March 4, 2000...............................    1 -  2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended September 2, 2000
  and Thirteen Weeks Ended September 4, 1999........................    3 -  4

  Consolidated Statements of
  Operations and Retained Earnings -
  Twenty-Six Weeks Ended September 2, 2000
  and Twenty-Six Weeks Ended September 4, 1999......................    5 -  6

  Consolidated Statements of Cash Flows -
  Twenty-Six Weeks Ended September 2, 2000 and
  Twenty-Six Weeks Ended September 4, 1999..........................    7 -  8

  Notes to Consolidated Financial
  Statements........................................................    9 - 11

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...........   12 - 16


PART II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K...........................        17

  Signatures........................................................        18

  Index to Exhibits.................................................   19 - 23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC.  AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
ASSETS                                                             September 2, 2000    March 4, 2000
                                                                   -----------------    -------------

CURRENT ASSETS:
   Cash and cash equivalents                                          $    233,065      $  2,701,464
   Accounts receivable, net (includes related party receivables of $203,880 and $292,990 at September 2, 2000 and March 4,
     2000, respectively)                                                17,887,119        17,422,811
   Notes receivable - current, net (includes related party notes
     receivable of $152,456 at March 4, 2000)                               84,561           238,513
   Inventories                                                          32,180,158        25,025,421
   Refundable income taxes                                               3,814,248         2,828,156
   Deferred income taxes                                                 1,527,278         2,290,361
   Prepaid expenses and other current assets (includes related
      party prepaid expenses of  $345,006 at September 2, 2000)          1,416,225           799,582
                                                                      ------------      ------------

           Total current assets                                         57,142,654        51,306,308
                                                                      ------------      ------------


PROPERTY, PLANT AND EQUIPMENT, NET                                      34,985,331        35,784,819
                                                                      ------------      ------------


OTHER ASSETS:
   Trade name, net                                                      41,025,636        41,764,636
   Excess of cost over fair value of net assets of businesses
       acquired, net                                                    28,382,419        28,893,723
   Other intangible assets, net                                          2,460,403         2,556,936
   Notes receivable - related party                                        705,493           705,493
   Deferred loan origination fees, net                                   2,881,445         3,714,748
                                                                      ------------      ------------

           Total other assets                                           75,455,396        77,635,536
                                                                      ------------      ------------

           Total Assets                                               $167,583,381      $164,726,663
                                                                      ============      ============


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES



                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY                                 September 2, 2000     March 4, 2000
                                                                     -----------------     -------------

CURRENT LIABILITIES:
   Current installments of long-term debt                              $     197,452       $     314,433
   Trade accounts payable                                                  3,655,851           5,493,168
   Accrued insurance                                                           6,131             154,947
   Accrued interest                                                        3,188,025           3,213,929
   Accrued payroll and payroll taxes                                       2,989,447           2,427,691
   Accrued promotions (includes related party payables of $32,483 and $51,450 at September 2, 2000 and March 4, 2000,
       respectively)                                                       2,259,831           1,903,241
   Accrued taxes (other than income and payroll)                             427,178             563,879
   Other accrued liabilities                                                 624,193             831,681
                                                                       -------------       -------------

                Total current liabilities                                 13,348,108          14,902,969
                                                                       -------------       -------------

LONG TERM DEBT, less current installments                                124,128,139         115,164,922
                                                                       -------------       -------------

OTHER LONG-TERM LIABILITIES                                                1,495,785           1,638,466
                                                                       -------------       -------------

DEFERRED INCOME TAXES                                                             --           1,487,134
                                                                       -------------       -------------

SHAREHOLDERS' EQUITY:
   Preferred stock - par value $.10, authorized 2,500,000 shares;
     no shares issued                                                             --                  --
   Common stock - no par value, authorized 100,000,000 shares;
     issued and outstanding September 2, 2000 - 5,781,480 shares
     and March 4, 2000 - 5,781,000 shares                                  5,781,480           5,781,000
   Additional paid in capital                                             23,317,053          23,315,881
   Retained earnings                                                       4,512,816           7,436,291
   Note receivable - related party                                        (5,000,000)         (5,000,000)
                                                                       -------------       -------------

                Total shareholders' equity                                28,611,349          31,533,172
                                                                       -------------       -------------

                Total Liabilities and Shareholders' Equity             $ 167,583,381       $ 164,726,663
                                                                       =============       =============

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                Thirteen Weeks Ended
                                                                                --------------------
                                                                        September 2, 2000   September 4, 1999
                                                                        -----------------   -----------------

REVENUES:
    Food processing                                                        $ 48,734,129       $ 40,964,363
    Ham curing                                                                       --            655,680
                                                                           ------------       ------------
               Total operating revenues                                      48,734,129         41,620,043
                                                                           ------------       ------------

COSTS AND EXPENSES:
    Cost of goods sold                                                       31,072,676         24,176,211
    Selling, general and administrative expenses (includes related party transactions totaling $464,166 and $949,760 in fiscal
        2001 and fiscal 2000, respectively)                                  14,356,617         14,060,158
    Net loss on sale of Mom `n' Pop's Country Ham, LLC                               --          2,826,096
    Net loss of disposition of property, plant and equipment                     22,505             32,740
    Depreciation and amortization                                             1,560,934          1,561,512
                                                                           ------------       ------------
              Total costs and expenses                                       47,012,732         42,656,717
                                                                           ------------       ------------

OPERATING INCOME (LOSS)                                                       1,721,397         (1,036,674)
                                                                           ------------       ------------

OTHER INCOME (EXPENSE):

    Interest expense                                                         (3,398,530)        (4,100,077)
    Other income, net - (including interest) (includes related party income totaling $17,981 and $26,828 in fiscal 2001 and fiscal
        2000, respectively)                                                      73,860             39,299
                                                                           ------------       ------------
                 Other expense, net                                          (3,324,670)        (4,060,778)
                                                                           ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
       TAX BENEFIT                                                           (1,603,273)        (5,097,452)

INCOME TAX BENEFIT                                                              580,387          2,063,659
                                                                           ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                              (1,022,886)        (3,033,793)

INCOME FROM DISCONTINUED RESTAURANT SEGMENT
   (NET OF INCOME TAXES OF $876,256)                                                 --          1,287,338
                                                                           ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                                               (1,022,886)        (1,746,455)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
    DEBT (NET OF INCOME TAX BENEFIT OF $35,633)                                      --            (52,350)
                                                                           ------------       ------------

NET LOSS                                                                   $ (1,022,886)      $ (1,798,805)
                                                                           ============       ============

RETAINED EARNINGS:
    Balance at beginning of period                            $ 5,535,702       $   12,926,430
    Net loss                                                   (1,022,886)          (1,798,805)
                                                              -----------       --------------
    Balance at end of period                                  $ 4,512,816       $   11,127,625
                                                              ===========       ==============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED
      Loss from continuing operations                         $     (0.18)      $        (0.52)
      Income from discontinued restaurant segment                      --                 0.22
      Extraordinary loss on early extinguishment of debt               --                (0.01)
                                                              -----------       --------------
      Net loss per share                                      $     (0.18)      $        (0.31)
                                                              ===========       ==============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
      DILUTED                                                   5,781,437            5,809,837


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                               Twenty-Six Weeks Ended
                                                                               ----------------------
                                                                        September 2, 2000   September 4, 1999
                                                                        -----------------   -----------------

REVENUES:
    Food processing                                                        $ 94,680,882       $ 83,978,713
    Ham curing                                                                       --          2,096,052
                                                                           ------------       ------------
               Total operating revenues                                      94,680,882         86,074,765
                                                                           ------------       ------------

COSTS AND EXPENSES:
    Cost of goods sold (includes related party transactions totaling
        $34,322 in fiscal 2000)                                              60,330,355         50,374,854
    Selling, general and administrative expenses (includes related party transactions totaling $829,446 and $1,602,923 in fiscal
        2001 and fiscal 2000, respectively)                                  28,543,519         27,574,524
    Net loss on sale of Mom `n' Pop's Country Ham, LLC                               --          2,826,096
    Net loss of disposition of property, plant and equipment                     22,505             32,740
    Depreciation and amortization                                             3,126,505          3,072,941
                                                                           ------------       ------------
              Total costs and expenses                                       92,022,884         83,881,155
                                                                           ------------       ------------

OPERATING INCOME                                                              2,657,998          2,193,610
                                                                           ------------       ------------

OTHER INCOME (EXPENSE):

    Interest expense                                                         (6,719,122)        (7,949,282)
    Other income (expense), net - (including interest) (includes related party income totaling $35,621 and $44,990 in fiscal
        2001 and fiscal 2000, respectively)                                     192,405            (29,954)
                                                                           ------------       ------------
                 Other expense, net                                          (6,526,717)        (7,979,236)
                                                                           ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
      BENEFIT                                                                (3,868,719)        (5,785,626)

INCOME TAX BENEFIT                                                            1,400,482          2,343,365
                                                                           ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                              (2,468,237)        (3,442,261)

INCOME FROM DISCONTINUED RESTAURANT SEGMENT (NET
      OF INCOME TAXES OF $1,721,502)                                                 --          2,529,121
                                                                           ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                                               (2,468,237)          (913,140)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
    DEBT (NET OF INCOME TAX BENEFIT OF $258,303 AND
    $35,633 IN FISCAL 2001 AND 2000, RESPECTIVELY)                             (455,238)           (52,350)
                                                                           ------------       ------------

NET LOSS                                                                   $ (2,923,475)      $   (965,490)
                                                                           ============       ============

RETAINED EARNINGS:
    Balance at beginning of period                            $    7,436,291      $   12,093,115
    Net loss                                                      (2,923,475)           (965,490)
                                                              --------------      --------------
    Balance at end of period                                  $    4,512,816      $   11,127,625
                                                              ==============      ==============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED
      Loss from continuing operations                         $        (0.43)     $        (0.59)
      Income from discontinued restaurant segment                         --                0.43
      Extraordinary loss on early extinguishment of debt               (0.08)              (0.01)
                                                              --------------      --------------
      Net loss per share                                      $        (0.51)     $        (0.17)
                                                              ==============      ==============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
      DILUTED                                                      5,781,309           5,809,205


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   Twenty-Six Weeks Ended
                                                                          --------------------------------------
                                                                          September 2, 2000    September 4, 1999
                                                                          -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                 $ (2,923,475)      $   (965,490)
                                                                             ------------       ------------

    Adjustments to reconcile net loss to net cash used in operating activities:

       Extraordinary loss on early extinguishment of debt before income
         tax benefit                                                              713,541             87,983
       Depreciation and amortization                                            3,126,505          4,946,238
       Depreciation on properties leased to others                                     --             68,125
       Deferred income taxes                                                     (724,051)            32,350
       Net loss on sale of Mom `n' Pop's Country Ham, LLC                              --          2,826,096
       Net loss on disposition of property, plant and equipment                    22,505             32,740
       Decrease in other long-term liabilities                                   (142,681)                --
       Other non-cash adjustments to earnings                                     206,406            212,059
       Changes in operating assets and liabilities:
         Receivables                                                             (464,308)          (413,567)
         Inventories                                                           (7,154,737)       (10,952,317)
         Refundable income taxes, prepaid expenses and other
               current assets                                                  (1,602,735)        (3,638,315)
         Trade accounts payable and other accrued liabilities                  (1,437,880)        (6,024,775)
                                                                             ------------       ------------

               Total adjustments                                               (7,457,435)       (12,823,383)
                                                                             ------------       ------------

               Net cash used in operating activities                          (10,380,910)       (13,788,873)
                                                                             ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sales of property, plant and equipment                               --          2,085,657
    Decrease in related party notes receivables                                   152,456            111,189
    Decrease in other notes receivable                                              1,496            134,824
    Capital expenditures to related parties                                            --           (316,233)
    Capital expenditures - other                                               (1,002,685)        (2,169,102)
    Payments for non-compete and consulting agreements                                 --           (490,178)
    Other investing activities, net                                                    --              9,158
                                                                             ------------       ------------

               Net cash used in investing activities                             (848,733)          (634,685)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net borrowings under revolving credit agreement             9,007,674         16,907,910
    Principal payments on long-term debt                         (161,438)        (2,262,428)
    Loan origination fees                                         (84,992)           (77,425)
    Proceeds from issuance of common stock                             --              6,500
                                                              -----------       ------------

               Net cash provided by financing activities        8,761,244         14,574,557
                                                              -----------       ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (2,468,399)           150,999

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,701,464          1,664,398
                                                              -----------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   233,065       $  1,815,397
                                                              ===========       ============



See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 2, 2000 and March 4, 2000, the results of operations for the thirteen weeks and twenty-six weeks ended September 2, 2000 and September 4, 1999, and the cash flows for the twenty-six weeks ended September 2, 2000 and September 4, 1999. Financial statements for the period ended September 4, 1999 ("fiscal 2000") have been reclassified, where applicable, to conform to financial statement presentation used for the period ended September 2, 2000 ("fiscal 2001").

         The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

         The results of operations for the thirteen weeks and twenty-six weeks ended September 2, 2000 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the Company's March 4, 2000 audited consolidated financial statements and notes thereto.


2.     INVENTORY

         A summary of inventories, by major classifications, follows:

                                 September 2, 2000          March 4, 2000
                               ---------------------   -----------------------

      Manufacturing supplies   $          2,813,470    $            1,149,107
      Raw materials                       2,868,074                 3,857,801
      Work in process                         2,808                         -
      Finished goods                     26,495,806                20,018,513
                               ---------------------   -----------------------

                 Total         $         32,180,158    $           25,025,421
                               =====================   =======================


3. SUPPLEMENTAL CASH FLOW DISCLOSURES - CASH PAID DURING THE PERIOD


                                      Twenty-six                Twenty-six
                                      Weeks Ended               Weeks Ended
                                    September 2, 2000        September 4, 1999
                                  -------------------    -----------------------

           Interest               $         5,911,723    $           7,655,265
                                  ===================    =======================

           Income taxes net of
                 refunds received $            51,358    $           2,614,677
                                  ===================    =======================

4.     COMPREHENSIVE INCOME

         Total comprehensive loss was comprised solely of the net loss in fiscal 2001 and fiscal 2000. Comprehensive loss was $1,022,886 and $1,798,805 for the quarters ended September 2, 2000 and September 4, 1999, respectively; and $2,923,475 and $965,490 for the year to date periods ended September 2, 2000 and September 4, 1999, respectively.


5.    LONG-TERM DEBT

         Effective May 30, 2000, the Company terminated its $75 million credit facility, resulting in an extraordinary loss on early extinguishment of debt of $455,238, net of income taxes of $258,303.

         Effective May 24, 2000, the Company obtained a three-year variable rate $25 million revolving credit facility. As of September 2, 2000, outstanding borrowings under the revolving credit facility were approximately $9.0 million, and additional borrowing availability was approximately $13.1 million. In addition, at September 2, 2000, the Company was in compliance with the financial covenants under this facility.


6.     SHAREHOLDERS' EQUITY

         The increases in common stock and additional paid in capital are due to the issuance of 480 shares of the Company's common stock to employees for longevity awards.


7.     EMPLOYEE BENEFIT PLANS

         Effective June 16, 2000, the Company terminated its Employee Stock Purchase Plan. The Plan assets, comprised of the Company's common stock and cash, totaling approximately $230,000, were distributed to Plan participants based on their respective account balances.

         Effective July 3, 2000, the Company increased the Company's matching contribution in its 401(k) Retirement Plan from a 50% match up to the participant's first 4% contribution to a 50% match up to the participant's first 5% contribution.

         Effective August 1, 2000, the Company adopted the Pierre Foods, Inc. Compensation Exchange Plan. The Plan is a non-qualified deferred compensation plan in which eligible participants consist of certain highly compensated employees and the Company's Board of Directors. As of September 2, 2000, there were no plan assets.


8.     RECENTLY ISSUED ACCOUNTING GUIDANCE

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the Company's effective date until the first quarter of the fiscal year ending March 2, 2002. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

         In June 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the fiscal year ending March 3, 2001. Management is currently evaluating the effects of SAB 101 on the Company's financial statements and current disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company's operations historically have been classified into three business segments: food processing operations, restaurant operations and ham curing operations. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 4, 2000, the Company sold its ham curing business effective July 3, 1999, and sold its restaurant operations effective October 8, 1999. Accordingly, the results of the restaurant operations are presented as a discontinued operation in fiscal 2000, and are excluded from the information below. The ham curing operations did not qualify for discontinued operations presentation. Subsequent to the sales of the restaurant operations and ham curing operations, the Company's operations consist solely of food processing.


Fiscal Quarter Ended September 2, 2000 Compared to Fiscal Quarter Ended September 4, 1999

         Revenues. Revenues from continuing operations increased by $7.1 million, or 17.1%, comprised of a $7.8 million (19.0%) increase in the food processing segment offset by a $.7 million decrease in the ham curing segment. The increase in food processing revenues was due to increases in demand in all core customer channels. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 3, 1999.

         Cost of goods sold. Cost of goods sold increased by $6.9 million, or 28.5%, comprised of a $7.5 million (31.7%) increase in the food processing segment offset by a $.6 million decrease in the ham curing segment. As a percentage of food processing revenues, food processing cost of goods sold increased from 58.1% to 63.8%. This increase primarily is due to increased demand for product categories with lower margins, and costs incurred due to change in product mix. The decrease in ham curing cost of goods sold was due to the Company's strategic decision to exit the ham curing business, effective July 3, 1999.

         Selling, general and administrative. Selling, general and administrative expenses increased by $.3 million (2.1%), comprised of a $.6 million (4.1%) increase in the food processing segment offset by a $.3 million decrease in the ham curing segment. The increase is primarily due to increased selling expenses due to increased sales and the introduction of new products, offset by a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000. As a percentage of operating revenues, selling, general and administrative expenses decreased from 33.8% to 29.5%.

         Depreciation and amortization. Depreciation and amortization expense remained constant at $1.6 million, comprised of a $26,000 increase in the food processing segment offset by a $26,000 decrease in the ham curing segment. The increase in the food processing segment is due to routine capital expenditures. The decrease in ham curing depreciation and amortization was due to the Company's strategic decision to exit the ham curing business. As a percentage of operating revenues, depreciation and amortization decreased from 3.8% to 3.2%.

         Other expense, net. Other expense, net decreased by $.7 million, or 18.1%. This decrease primarily was due to a decrease in interest expense due to decreased borrowings under the Company's revolving credit facility (see --- "Liquidity and Capital Resources" below).

         Income tax benefit. The effective tax rate for the fiscal quarter ended September 2, 2000 was 36.2%, compared to 40.5% for the fiscal quarter ended September 4, 1999. The lower rate in the fiscal quarter ended September 2, 2000 is due to 1) state tax liabilities incurred in fiscal 2000 related to income from discontinued operations; and 2) the effects of permanent timing differences.

Fiscal Year to Date Ended September 2, 2000 Compared to Fiscal Year to Date Ended September 4, 1999

         Revenues. Revenues from continuing operations increased by $8.6 million, or 10.0%, comprised of a $10.7 million (12.7%) increase in the food processing segment offset by a $2.1 million decrease in the ham curing segment. The increase in food processing revenues was due to increases in demand in all core customer channels. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 3, 1999.

         Cost of goods sold. Cost of goods sold increased by $10.0 million, or 19.8%, comprised of a $11.9 million (24.5%) increase in the food processing segment offset by a $1.9 million decrease in the ham curing segment. As a percentage of food processing revenues, food processing cost of goods sold increased from 57.7% to 63.7%. This increase primarily is due to 1) increased demand for product categories with lower margins; 2) costs incurred due to change in product mix; and 3) training costs incurred to create additional required capacity for future expected growth. The decrease in ham curing cost of goods sold was due to the Company's strategic decision to exit the ham curing business, effective July 3, 1999.

         Selling, general and administrative. Selling, general and administrative expenses increased by $1.0 million, or 3.5%, comprised of a $1.3 million (4.8%) increase in the food processing segment offset by a $.3 million decrease in the ham curing segment. The increase in the food processing segment was primarily due to 1) increased selling expenses due to increased sales and the introduction of new products; and 2) increased distribution costs due to fuel surcharges; offset by 3) a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000. The decrease in ham curing selling, general and administrative expenses was due to the Company's strategic decision to exit the ham curing business, effective July 3, 1999. As a percentage of operating revenues, selling, general and administrative expenses decreased from 32.0% to 30.1%.

         Depreciation and amortization. Depreciation and amortization expense increased by $.1 million, or 1.7%, comprised of a $.2 million (5.0%) increase in the food processing segment offset by a $.1 million decrease in the ham curing segment. The increase in the food processing segment is due to routine capital expenditures. The decrease in ham curing depreciation and amortization was due to the Company's strategic decision to exit the ham curing business. As a percentage of operating revenues, depreciation and amortization decreased from 3.6% to 3.3%.

         Other expense, net. Other expense, net decreased by $1.5 million, or 18.2%. This decrease primarily was due to a decrease in interest expense due to decreased borrowings under the Company's revolving credit facility (see --- "Liquidity and Capital Resources" below).

         Income tax benefit. The effective tax rate for the fiscal year to date ended September 2, 2000 was 36.2%, compared to 40.5% for the fiscal year to date ended September 4, 1999. The lower rate in the fiscal year to date ended September 2, 2000 is due to 1) state tax liabilities incurred in fiscal 2000 related to income from discontinued operations; and 2) the effects of permanent timing differences.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $10.4 million for the fiscal year to date ended September 2, 2000, as compared to $13.8 million for the fiscal year to date ended September 4, 1999. The primary components of net cash used in operating activities for the fiscal year to date ended September 2, 2000 were: 1) an increase in inventory of $7.2 million due to the seasonal building of inventories which normally occurs during late spring and early summer to service certain market channels that require heavy shipments in late summer and early fall; 2) an increase in refundable income taxes of $1.0 million, combined with a decrease in deferred income tax assets of $.8 million and a decrease in deferred income tax liabilities of $1.5 million; and 3) an increase in prepaid and other current assets of $.6 million combined with a decrease in trade accounts payable and other accrued liabilities of $1.4 million due to timing of certain payments. The decrease in net cash used by operating activities primarily was due to a more significant inventory build in the fiscal year to date ended September 4, 1999 compared to the fiscal year to date ended September 2, 2000.

         Net cash used by investing activities was $.8 million for the fiscal year to date ended September 2, 2000, compared to $.6 million for the fiscal year to date ended September 4, 1999. The primary components of net cash used in investing activities for the fiscal year to date ended September 2, 2000 were capital expenditures of $1.0 million, offset by the payment in full of a related party note receivable of $.2 million.

         Net cash provided by financing activities was $8.8 million for the fiscal year to date ended September 2, 2000, compared to $14.6 million for the fiscal year to date ended September 4, 1999. The decrease in cash provided by financing activities was due to borrowings under the revolving credit facility in fiscal 2000 which did not recur in fiscal 2001 at the same level.

         Effective May 24, 2000, the Company secured a three-year $25 million revolving credit facility, under which the Company may borrow up to an amount (including standby letters of credit up to $.5 million) equal to the lesser of $25 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under the facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company, and are secured by a first priority security interest in substantially all of the accounts receivable and inventory of the Company. In addition, the Company is required to meet certain financial covenants regarding net worth, cash flow and restricted payments, including limited dividend payments.

         At September 2, 2000, the Company had outstanding borrowings of $9.0 million under the revolving credit facility, and approximately $13.1 million of additional borrowing availability. At September 2, 2000, the Company was in compliance with the financial covenants under the facility, but continued compliance will depend upon future cash flows and net income.

         The Company has budgeted approximately $2.0 million for capital expenditures for the remainder of the current fiscal year. These expenditures are devoted to routine capital improvement projects and other miscellaneous expenditures and should be sufficient to maintain current operating capacity. The Company believes that funds from operations, borrowings under the $25 million revolving credit facility, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures. If the Company continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for various plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the $25 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

         The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.


MARKET RISK

         As discussed in its annual report for the fiscal year ended March 4, 2000, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at September 2, 2000 or March 4, 2000. Certain of the Company's outstanding nonderivative financial instruments at September 2, 2000 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

         The Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at September 2, 2000 have not changed materially since March 4, 2000. At September 2, 2000, the $115 million of Senior Notes and $.1 million in capital lease obligations were accruing interest at fixed rates, and the $9.0 million borrowings under the revolving credit facility were accruing interest at variable rates. In the future, should the Company continue to borrow funds under its existing credit facility or enter into other long-term financing arrangements, a rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.


SEASONALITY

         Except for sales to school districts, which decline during the early spring and summer and early January, there is no significant seasonal variation in sales.


INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for any of the periods reported herein.


STOCK TRANSFER TO NASDAQ SMALLCAP MARKET

         Subsequent to notification from the Nasdaq Stock Market ("Nasdaq") that Nasdaq was reviewing the Company's eligibility for continued listing on the Nasdaq National Market, the Company applied for listing on the Nasdaq SmallCap Market tier of Nasdaq. The Company's stock was successfully transferred to the Nasdaq SmallCap Market on August 25, 2000, and continues to trade under the symbol "FOOD."


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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

             See the Exhibit Index provided elsewhere in this report.

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PIERRE FOODS, INC.




Date   October 11, 2000             By: /s/ Norbert E. Woodhams
       ----------------                 ----------------------------------------
                                                 Norbert E. Woodhams
                                        President and Chief Executive Officer
                                           (Principal Executive Officer)




Date   October 11, 2000             By: /s/ Pamela M. Witters
       ----------------                 ----------------------------------------
                                                 Pamela M. Witters
                                              Chief Financial Officer
                                           (Principal Financial Officer)

                                INDEX TO EXHIBITS

 For inclusion in Quarterly Report on Form 10-Q Quarter Ended September 2, 2000


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

2.2 Purchase Agreement dated as of September 10, 1999 among Claremont Restaurant Group, LLC, Fresh Foods Sales, LLC, the Company and CRG Holdings Corp. (incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

2.3 Plan of Merger dated as of December 27, 1999 among Pierre Foods, LLC, Pierre Leasing, LLC and the Company (incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on From 10-Q for its fiscal quarter ended December 4, 1999)

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for its fiscal year ended February 27, 1998)

4.1 Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2 Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3 Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.4 Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.5 Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.6 Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.7      Form of Exchange Certificated Note (included as Exhibit D to Exhibit
         4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.8 First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

4.9 Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.10 Third Supplemental Indenture dated as of October 8, 1999 between the Company and State Street Bank and Trust Company, Trustee, (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.1 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 33-15017))

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

10.9 Amendment to 1994 Employee Stock Purchase Plan, dated as of May 10, 1995 (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (No. 33-79014)

10.10 Second Amendment to 1994 Employee Stock Purchase Plan, dated as of August 30, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (No. 33-79014)

10.11 Third Amendment to 1994 Employee Stock Purchase Plan, dated as of February 12, 1997 (incorporated by reference to Exhibit 4(d) to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (No. 33-79014))

10.12 Employment Contract, dated as of June 30, 1996, between the Company and David R. Clark, together with Amendment to Employment Contract, dated as of February 23, 1998 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4 (No. 333-58711))

10.13 Consulting and Non-Competition Agreement, dated as of January 29, 1998, between the Company and Charles F. Connor, Jr. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (No. 333-58711))

10.14 Rights Agreement, dated as of September 2, 1997, between the Company and American Stock Transfer & Trust Company, Rights Agent (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 1997)

10.15 Credit Agreement, dated as of June 9, 1998, among the Company, certain Guarantors, First Union Commercial Corporation ("First Union"), as Agent and a Lender, and NationsBank N.A., American National Bank and Trust Company of Chicago and National City Commercial Finance, Inc., as Lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.16 Security Agreement, dated as of June 9, 1998, among the Company, certain Guarantors and First Union, as Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.17 Pledge Agreement, dated as of June 9, 1998, among the Company, certain Guarantors and First Union, as Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.18 Amendment to Credit Agreement and Consent, dated as of September 5, 1998, among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711)

10.19 Borrower Joinder Agreement dated as of February 26, 1999 between Fresh Foods Restaurant Group, LLC and First Union, as Agent (schedules omitted) (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4,
         1999)

10.20 Amendment No. 2 to Credit Agreement and Waiver dated as of April 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.21 Amendment No. 3 to Credit Agreement dated as of May 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.22 Consent dated as of July 29, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.23 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and David R. Clark (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.24 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and James C. Richardson, Jr. (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.25 Severance, Consulting and Noncompete Agreement dated as of July 12, 1999 among Claremont Restaurant Group, LLC, the Company and L. Dent Miller (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4,
         1999)

10.26 Severance, Consulting and Noncompete Agreement dated as of July 12, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and Richard F. Howard (incorporated by reference to
         Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

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

10.37 Loan and Security Agreement, dated as of May 24, 2000, between the Company and Fleet Capital Corporation, as Lender (schedules omitted) (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 2000)

10.38    Pierre Foods, Inc. Compensation Exchange Plan dated August 1, 2000

27       Financial Data Schedule

              The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.