Form 10-Q
period 2000-12-02
PIERRE FOODS INC
filed 2001-01-16
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended December 2, 2000

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

                    Class                       Outstanding at January 1, 2001
                    -----                       ------------------------------
        COMMON STOCK, NO PAR VALUE                       5,781,480

                               PIERRE FOODS, INC.

                                      INDEX

                                                                                              Page No.
                                                                                              --------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

  Consolidated Balance Sheets -
  December 2, 2000 and March 4, 2000.......................................................     1 - 2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended December 2, 2000
  and Thirteen Weeks Ended December 4, 1999................................................     3 - 4

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirty-Nine Weeks Ended December 2, 2000
   and Thirty-Nine Weeks Ended December 4, 1999............................................     5 - 6

  Consolidated Statements of Cash Flows -
  Thirty-Nine Weeks Ended December 2, 2000 and
  Thirty-Nine Weeks Ended December 4, 1999.................................................     7 - 8

  Notes to Consolidated Financial
  Statements...............................................................................    9 - 11

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..................................   12 - 16

PART II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K..................................................        17

  Signatures...............................................................................        18

  Index to Exhibits........................................................................   19 - 23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                               December 2, 2000       March 4, 2000
                                                                               ----------------       --------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $           --        $    2,701,464
   Accounts receivable, net (includes related party receivables of  $215,000 and $292,990 at December 2, 2000 and March 4,
     2000, respectively)                                                            18,011,639            17,422,811
   Notes receivable - current, net  (includes related party notes
     receivable of $152,456 at March 4, 2000)                                           84,561               238,513
   Inventories                                                                      26,549,788            25,025,421
   Refundable income taxes                                                           4,051,646             2,828,156
   Deferred income taxes                                                             2,652,624             2,290,361
   Prepaid expenses and other current assets (includes related
      party prepaid expenses of  $130,007 at December 2, 2000)                       1,202,045               799,582
                                                                                --------------        --------------

           Total current assets                                                     52,552,303            51,306,308
                                                                                --------------        --------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  34,798,089            35,784,819
                                                                                --------------        --------------

OTHER ASSETS:
   Trade name, net                                                                  40,656,136            41,764,636
   Excess of cost over fair value of net assets of businesses
       acquired, net                                                                28,126,766            28,893,723
   Other intangible assets, net                                                      2,412,180             2,556,936
   Notes receivable - related party                                                    705,493               705,493
   Deferred loan origination fees, net                                               2,749,602             3,714,748
                                                                                --------------        --------------

           Total other assets                                                       74,650,177            77,635,536
                                                                                --------------        --------------

           Total Assets                                                         $  162,000,569        $  164,726,663
                                                                                ==============        ==============

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


                                                                                 (Unaudited)
                                                                               December 2, 2000       March 4, 2000
                                                                               ----------------       --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt                                       $      140,136        $      314,433
   Trade accounts payable                                                            6,890,508             5,493,168
   Accrued insurance                                                                     6,131               154,947
   Accrued interest                                                                     71,565             3,213,929
   Accrued payroll and payroll taxes                                                 3,452,257             2,427,691
   Accrued promotions (includes related party payables of $32,060 and $51,450 at December 2, 2000 and March 4, 2000,
       respectively)                                                                 2,297,816             1,903,241
   Accrued taxes (other than income and payroll)                                       559,196               563,879
   Other accrued liabilities                                                           637,413               831,681
                                                                                --------------        --------------

                Total current liabilities                                           14,055,022            14,902,969
                                                                                --------------        --------------

LONG TERM DEBT, less current installments                                          116,826,531           115,164,922
                                                                                --------------        --------------

OTHER LONG-TERM LIABILITIES                                                          1,422,212             1,638,466
                                                                                --------------        --------------

DEFERRED INCOME TAXES                                                                1,483,306             1,487,134
                                                                                --------------        --------------

SHAREHOLDERS' EQUITY:
   Preferred stock - par value $.10, authorized 2,500,000 shares;
     no shares issued                                                                       --                    --
   Common stock - no par value, authorized 100,000,000 shares;
     issued and outstanding December 2, 2000 - 5,781,480 shares and
     March 4, 2000 - 5,781,000 shares                                                5,781,480             5,781,000
   Additional paid in capital                                                       23,317,053            23,315,881
   Retained earnings                                                                 4,114,965             7,436,291
   Note receivable - related party                                                  (5,000,000)           (5,000,000)
                                                                                --------------        --------------

                Total shareholders' equity                                          28,213,498            31,533,172
                                                                                --------------        --------------

                Total Liabilities and Shareholders' Equity                      $  162,000,569        $  164,726,663
                                                                                ==============        ==============

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                             Thirteen Weeks Ended
                                                                                             --------------------
                                                                                   December 2, 2000        December 4, 1999
                                                                                   ----------------        ----------------

REVENUES:
    Food processing                                                                 $   60,883,230          $   50,012,578
                                                                                    --------------          --------------
               Total operating revenues                                                 60,883,230              50,012,578
                                                                                    --------------          --------------

COSTS AND EXPENSES:
    Cost of goods sold                                                                  38,788,372              32,257,768
    Selling, general and administrative expenses (includes related party transactions totaling $970,290 and $1,842,038 in fiscal
        2001 and fiscal 2000, respectively)                                             17,581,112              22,234,985
    Net loss of disposition of property, plant and equipment                                 5,190                  28,233
    Depreciation and amortization                                                        1,547,534               1,567,003
                                                                                    --------------          --------------
              Total costs and expenses                                                  57,922,208              56,087,989
                                                                                    --------------          --------------

OPERATING INCOME (LOSS)                                                                  2,961,022              (6,075,411)
                                                                                    --------------          --------------

OTHER INCOME (EXPENSE):

    Interest expense                                                                    (3,323,028)             (3,667,038)
    Other income, net - (including interest) (includes related party income totaling $11,121 and $46,960 in fiscal 2001 and fiscal
        2000, respectively)                                                                 42,076                  99,224
                                                                                    --------------          --------------
                 Other expense, net                                                     (3,280,952)             (3,567,814)
                                                                                    --------------          --------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
       TAX BENEFIT                                                                        (319,930)             (9,643,225)

INCOME TAX (PROVISION) BENEFIT                                                             (77,921)              1,728,597
                                                                                    --------------          --------------

LOSS FROM CONTINUING OPERATIONS                                                           (397,851)             (7,914,628)

DISCONTINUED OPERATIONS:

    Income from discontinued restaurant segment (net of income taxes
        of $214,473)                                                                            --                 299,246
    Gain on disposal of discontinued restaurant segment (net of income
        taxes of $3,968,525)                                                                    --               6,801,726
                                                                                    --------------          --------------
                 Discontinued operations, net                                                   --               7,100,972
                                                                                    --------------          --------------

NET LOSS                                                                            $     (397,851)         $     (813,656)
                                                                                    ==============          ==============

RETAINED EARNINGS:
    Balance at beginning of period                                              $    4,512,816        $     11,127,625
    Net loss                                                                          (397,851)               (813,656)
                                                                                --------------        ----------------
    Balance at end of period                                                    $    4,114,965        $     10,313,969
                                                                                ==============        ================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED

      Loss from continuing operations                                           $        (0.07)       $          (1.36)
      Discontinued operations:
           Income from discontinued restaurant segment                                      --                    0.05
           Gain on disposal of discontinued restaurant segment                              --                    1.17
                                                                                --------------        ----------------
                  Discontinued operations                                                   --                    1.22
                                                                                --------------        ----------------
      Net loss per share                                                        $        (0.07)       $          (0.14)
                                                                                ==============        ================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
      DILUTED                                                                        5,781,480               5,821,347

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                       Thirty-Nine Weeks Ended
                                                                                       -----------------------
                                                                               December 2, 2000      December 4, 1999
                                                                               ----------------      ----------------

REVENUES:
    Food processing                                                             $   155,564,112       $   133,991,291
    Ham curing                                                                               --             2,096,052
                                                                                ---------------       ---------------
               Total operating revenues                                             155,564,112           136,087,343
                                                                                ---------------       ---------------

COSTS AND EXPENSES:
    Cost of goods sold (includes related party transactions totaling
        $2,882 in fiscal 2000)                                                       99,118,727            82,665,162
    Selling, general and administrative expenses (includes related party transactions totaling $1,799,736 and $3,444,961 in fiscal
        2001 and fiscal 2000, respectively)                                          46,124,631            49,776,969
    Net loss on sale of Mom `n' Pop's Country Ham, LLC                                       --             2,857,160
    Net loss of disposition of property, plant and equipment                             27,695                29,909
    Depreciation and amortization                                                     4,674,039             4,639,944
                                                                                ---------------       ---------------
              Total costs and expenses                                              149,945,092           139,969,144
                                                                                ---------------       ---------------

OPERATING INCOME (LOSS)                                                               5,619,020            (3,881,801)
                                                                                ---------------       ---------------

OTHER INCOME (EXPENSE):

    Interest expense                                                                (10,042,150)          (11,616,320)
    Other income (expense), net - (including interest) (includes related party income totaling $46,742 and $91,950 in fiscal 2001 and
        fiscal 2000, respectively)                                                      234,481                69,270
                                                                                ---------------       ---------------
                 Other expense, net                                                  (9,807,669)          (11,547,050)
                                                                                ---------------       ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
      TAX BENEFIT                                                                    (4,188,649)          (15,428,851)

INCOME TAX BENEFIT                                                                    1,322,561             4,071,962
                                                                                ---------------       ---------------

LOSS FROM CONTINUING OPERATIONS                                                      (2,866,088)          (11,356,889)

DISCONTINUED OPERATIONS:

    Income from discontinued restaurant segment (net of income taxes
        of $1,507,029)                                                                       --             2,828,367
    Gain on disposal of discontinued restaurant segment (net of
       income taxes of $3,968,525)                                                           --             6,801,726
                                                                                ---------------       ---------------
                 Discontinued operations, net                                                --             9,630,093
                                                                                ---------------       ---------------

LOSS BEFORE EXTRAORDINARY ITEM                                                       (2,866,088)           (1,726,796)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (NET OF INCOME TAX
    BENEFIT OF $258,303 AND $35,633 IN FISCAL 2001 AND 2000,
    RESPECTIVELY)                                                                    (455,238)                 (52,350)
                                                                                -------------         ----------------

NET LOSS                                                                        $  (3,321,326)        $     (1,779,146)
                                                                                =============         ================


RETAINED EARNINGS:
    Balance at beginning of period                                              $   7,436,291         $     12,093,115
    Net loss                                                                       (3,321,326)              (1,779,146)
                                                                                -------------         ----------------
    Balance at end of period                                                    $   4,114,965         $     10,313,969
                                                                                =============         ================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
      Loss from continuing operations                                           $       (0.49)        $          (1.95)
      Discontinued operations:
           Income from discontinued restaurant segment                                     --                     0.49
           Gain on disposal of discontinued restaurant segment                             --                     1.17
                                                                                -------------         ----------------
                  Discontinued operations                                                  --                     1.66
                                                                                -------------         ----------------
      Extraordinary loss on early extinguishment of debt                                (0.08)                   (0.01)
                                                                                -------------         ----------------
      Net loss per share                                                                (0.57)                   (0.30)
                                                                                =============         ================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
      DILUTED                                                                       5,781,319                5,827,173

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      Thirty-Nine Weeks Ended
                                                                                      -----------------------
                                                                               December 2, 2000      December 4, 1999
                                                                               ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                    $   (3,321,326)       $   (1,779,146)
                                                                                --------------        --------------

    Adjustments to reconcile net loss to net cash used in operating activities:

       Extraordinary loss on early extinguishment of debt before income
         tax benefit                                                                   713,541                87,983
       Depreciation and amortization                                                 4,674,039             6,795,241
       Depreciation on properties leased to others                                          --               116,837
       Deferred income taxes                                                          (530,314)              713,223
       Net gain on disposition of discontinued operations                                   --           (10,805,626)
       Net loss on disposition of property, plant and equipment                         27,695             2,866,027
       Decrease in other long-term liabilities                                        (216,254)                   --
       Other non-cash adjustments to earnings                                          338,249               642,727
       Changes in operating assets and liabilities:
         Receivables                                                                  (588,828)             (476,767)
         Inventories                                                                (1,524,367)           (3,793,185)
         Refundable income taxes, prepaid expenses and other
               current assets                                                       (1,461,730)           (2,231,561)
         Trade accounts payable and other accrued liabilities                         (673,650)           (3,623,030)
                                                                                --------------        --------------

               Total adjustments                                                       758,381            (9,708,131)
                                                                                --------------        --------------

               Net cash used in operating activities                                (2,562,945)          (11,487,277)
                                                                                --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sales of property, plant and equipment                                60,300               620,292
    Net proceeds from disposal of restaurant division                                                     49,234,814
    Decrease in related party notes receivables                                        152,456             1,436,782
    Decrease in other notes receivable                                                   1,496               139,180
    Capital expenditures to related parties                                                 --              (316,233)
    Capital expenditures - other                                                    (1,755,091)           (3,468,571)
    Payments for non-compete and consulting agreements                                      --              (490,178)
    Other investing activities, net                                                         --                53,877
                                                                                --------------        --------------

               Net cash provided by (used in) investing activities                  (1,540,839)           47,209,963
                                                                                --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net borrowings (repayments) under revolving credit agreement                     1,717,520           (29,000,000)
    Principal payments on long-term debt                                              (230,208)           (2,337,775)
    Loan origination fees                                                              (84,992)             (177,909)
    Proceeds from issuance of common stock                                                  --               116,925
                                                                                --------------        --------------

               Net cash provided by (used in) financing activities                   1,402,320           (31,398,759)
                                                                                --------------        --------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (2,701,464)            4,323,927

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,701,464             1,664,398
                                                                                --------------        --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $           --        $    5,988,325
                                                                                ==============        ==============

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 2, 2000 and March 4, 2000, the results of operations for the thirteen weeks and thirty-nine weeks ended December 2, 2000 and December 4, 1999, and the cash flows for the thirty-nine weeks ended December 2, 2000 and December 4, 1999. Financial statements for the period ended December 4, 1999 ("fiscal 2000") have been reclassified, where applicable, to conform to financial statement presentation used for the period ended December 2, 2000 ("fiscal 2001").

         The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

         The results of operations for the thirteen weeks and thirty-nine weeks ended December 2, 2000 are not necessarily indicative of the results to be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the Company's March 4, 2000 audited consolidated financial statements and notes thereto.


2.     INVENTORY

         A summary of inventories, by major classifications, follows:

                                       December 2, 2000         March 4, 2000
                                       ----------------         -------------

Manufacturing supplies                  $   2,833,592           $   1,149,107
Raw materials                               2,565,592               3,857,801
Work in process                                 2,457                      --
Finished goods                             21,148,147              20,018,513
                                        -------------           -------------

           Total                        $  26,549,788           $  25,025,421
                                        =============           =============

3.     SUPPLEMENTAL CASH FLOW DISCLOSURES - CASH PAID DURING THE PERIOD

                                        Thirty-nine              Thirty-nine
                                        Weeks Ended              Weeks Ended
                                      December 2, 2000         December 4, 1999
                                      ----------------         ----------------

Interest                                $  12,219,368           $  14,413,440
                                        =============           =============

Income taxes net of
      refunds received                  $       8,717           $   2,952,890
                                        =============           =============

4.     COMPREHENSIVE INCOME

         Total comprehensive loss was comprised solely of the net loss in fiscal 2001 and fiscal 2000. Comprehensive loss was $397,851 and $813,656 for the quarters ended December 2, 2000 and December 4, 1999, respectively; and $3,321,326 and $1,779,146 for the year to date periods ended December 2, 2000 and December 4, 1999, respectively.

5.     LONG-TERM DEBT

         Effective May 30, 2000, the Company terminated its $75 million credit facility, resulting in an extraordinary loss on early extinguishment of debt of $455,238, net of income taxes of $258,303.

       Effective May 24, 2000, the Company obtained a three-year variable rate $25 million revolving credit facility. As of December 2, 2000, outstanding borrowings under the revolving credit facility were approximately $1.7 million, and additional borrowing availability was approximately $17.5 million. In addition, at December 2, 2000, the Company was in compliance with the financial covenants under this facility.

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

         Effective August 1, 2000, the Company adopted the Pierre Foods, Inc. Compensation Exchange Plan. The Plan is a non-qualified deferred compensation plan in which eligible participants consist of certain highly compensated employees and the Company's Board of Directors. As of December 2, 2000, cash contributions to the plan total $29,206.

8.     RECENTLY ISSUED ACCOUNTING GUIDANCE

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 will be in effect for the first quarter of the fiscal year ending March 2, 2002. The Company believes that certain forward contracts entered into as part of the normal operations will not significantly impact earnings due to the adoption of SFAS No. 133.

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


Fiscal Quarter Ended December 2, 2000 Compared to Fiscal Quarter Ended December 4, 1999

         Revenues. Revenues from continuing operations increased by $10.9 million, or 21.7%. The increase in revenues is due to increases in demand in all core customer channels.

         Cost of goods sold. Cost of goods sold increased by $6.5 million, or 20.2%. As a percentage of revenues, cost of goods sold decreased from 64.5% to 63.7%. This decrease primarily is due to an increase in production volume during the fiscal quarter ended December 2, 2000, compared to the fiscal quarter ended December 4, 1999.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $4.7 million (20.9%). The decrease primarily is due to a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000. As a percentage of operating revenues, selling, general and administrative expenses decreased from 44.5% to 28.9%.

         Depreciation and amortization. Depreciation and amortization expense decreased 1.2%. The decrease primarily is due to a reduction in capital expenditures in fiscal 2001 compared to fiscal 2000. As a percentage of operating revenues, depreciation and amortization decreased from 3.1% to 2.5%.

         Other expense, net. Other expense, net decreased by $.3 million, or 8.0%. This decrease primarily is due to a decrease in interest expense due to decreased borrowings under the Company's revolving credit facility (see --- "Liquidity and Capital Resources" below).

         Income tax (provision) benefit. The provision for income taxes for the fiscal quarter ended December 2, 2000 is the result of the change in estimated tax benefit from the prior year in connection with the completion of the income tax return; combined with the effects of permanent timing differences in the fiscal quarter ended December 2, 2000. The 17.9% effective tax rate for the fiscal quarter ended December 4, 1999 is due to 1) a tax benefit of $1.7 million relating to the loss from continuing operations in the fiscal quarter ended December 4, 1999 which did not recur in the fiscal quarter ended December 2, 2000; offset by 2) $2.5 million in expenses which were not deducted for income tax purposes in the fiscal quarter ended December 4, 1999 due to limitations imposed by Section 162(m) of the Internal Revenue Code which did not recur in the fiscal quarter ended December 2, 2000; plus 3) the effects of permanent timing differences in the fiscal quarter ended December 2, 2000.

Fiscal Year to Date Ended December 2, 2000 Compared to Fiscal Year to Date Ended December 4, 1999

         Revenues. Revenues from continuing operations increased by $19.5 million, or 14.3%, comprised of a $21.6 million (16.1%) increase in the food processing segment offset by a $2.1 million decrease in the ham curing segment. The increase in food processing revenues was due to increases in demand in all core customer channels. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 3, 1999.

         Cost of goods sold. Cost of goods sold increased by $16.5 million, or 19.9%, comprised of a $18.4 million (22.7%) increase in the food processing segment offset by a $1.9 million decrease in the ham curing segment. As a percentage of food processing revenues, food processing cost of goods sold increased from 60.3% to 63.7%. This increase primarily is due to increased demand for product categories with lower margins and costs incurred due to change in product mix. The decrease in ham curing cost of goods sold was due to the Company's strategic decision to exit the ham curing business, effective July 3, 1999.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $3.7 million, or 7.3%, comprised of a $3.4 million (6.8%) decrease in the food processing segment combined with a $.3 million decrease in the ham curing segment. The decrease in the food processing segment primarily is due to a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000, offset by increased distribution costs due to fuel surcharges. The decrease in ham curing selling, general and administrative expenses was due to the Company's strategic decision to exit the ham curing business, effective July 3, 1999. As a percentage of operating revenues, selling, general and administrative expenses decreased from 36.6% to 29.6%.

         Depreciation and amortization. Depreciation and amortization expense increased by .7%, comprised of a $.2 million increase in the food processing segment offset by a $.1 million decrease in the ham curing segment. The increase in the food processing segment is due to routine capital expenditures. The decrease in ham curing depreciation and amortization was due to the Company's strategic decision to exit the ham curing business. As a percentage of operating revenues, depreciation and amortization decreased from 3.4% to 3.0%.

         Other expense, net. Other expense, net decreased by $1.7 million, or 15.1%. This decrease primarily is due to a decrease in interest expense resulting from decreased borrowings under the Company's revolving credit facility (see --- "Liquidity and Capital Resources" below).

         Income tax benefit. The effective tax rate for the fiscal year to date ended December 2, 2000 was 31.6%, compared to 26.4% for the fiscal year to date ended December 4, 1999. The higher rate in the fiscal year to date ended December 2, 2000 is due to 1) a tax benefit of $4.1 million relating to the loss from continuing operations in the fiscal year to date ended December 4, 1999 which did not recur in the fiscal year to date ended December 2, 2000, offset by
2) $2.5 million in expenses which were not deducted for income tax purposes in the fiscal year to date ended December 4, 1999 due to limitations imposed by
Section 162(m) of the Internal Revenue Code which did not recur in the fiscal year to date ended December 2, 2000; 3) state tax liabilities incurred in fiscal 2000 related to income from discontinued operations; 4) the effects of permanent timing differences; and 5) a change in estimated tax benefit from the prior year in connection with the completion of the income tax return.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $2.6 million for the fiscal year to date ended December 2, 2000, as compared to $11.5 million for the fiscal year to date ended December 4, 1999. The primary components of net cash used in operating activities for the fiscal year to date ended December 2, 2000 were: 1) an increase in refundable income taxes of $1.1 million, combined with a decrease in deferred income tax assets of $1.0 million and a decrease in deferred income tax liabilities of $1.5 million; and 2) an increase in prepaid and other current assets of $.4 million combined with a decrease in trade accounts payable and other accrued liabilities of $.7 million due to timing of certain payments. The decrease in net cash used in operating activities primarily was due to a decrease in the loss from continuing operations in the fiscal year to date ended December 2, 2000, compared to the loss from continuing operations in the fiscal year to date ended December 4, 1999.

         Net cash used in investing activities was $1.5 million for the fiscal year to date ended December 2, 2000, compared to $47.2 million provided by investing activities for the fiscal year to date ended December 4, 1999. The primary components of net cash used in investing activities for the fiscal year to date ended December 2, 2000 were capital expenditures. The decrease in net cash provided by investing activities primarily was due to net proceeds from disposal of the restaurant division which did not recur in fiscal 2001.

         Net cash provided by financing activities was $1.4 million for the fiscal year to date ended December 2, 2000, compared to $31.4 million used in financing activities for the fiscal year to date ended December 4, 1999. The primary component of net cash provided by financing activities for the fiscal year to date ended December 2, 2000 was borrowings under the $25 million revolving credit agreement. The decrease in cash used in financing activities primarily was due to the reduction of the $75 million revolving credit facility subsequent to the disposal of the restaurant division in the fiscal year to date ended December 4, 1999, which did not recur in fiscal 2001.

         Effective May 24, 2000, the Company secured a three-year $25 million revolving credit facility, under which the Company may borrow up to an amount (including standby letters of credit up to $5 million) equal to the lesser of $25 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under the facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company, and are secured by a first priority security interest in substantially all of the accounts receivable and inventory of the Company. In addition, the Company is required to meet certain financial covenants regarding net worth, cash flow and restricted payments, including limited dividend payments.

         At December 2, 2000, the Company had no cash or cash equivalent on hand, had outstanding borrowings of $1.7 million under the revolving credit facility, and had approximately $17.5 million of additional borrowing availability. At December 2, 2000, the Company was in compliance with the financial covenants under the facility, but continued compliance will depend upon future cash flows and net income which are not assured.

         The Company has budgeted approximately $1.0 million for capital expenditures for the remainder of the current fiscal year. These expenditures are devoted to routine capital improvement projects and other miscellaneous expenditures and should be sufficient to maintain current operating capacity. The Company believes that borrowings under the $25 million revolving credit facility, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures. If the Company continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for various plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the $25 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments; and there is no reason to believe that additional long-term financing is available to the Company.

         The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.


MARKET RISK

         As discussed in its annual report for the fiscal year ended March 4, 2000, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at December 2, 2000 or March 4, 2000. Certain of the Company's outstanding nonderivative financial instruments at December 2, 2000 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

         The Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at December 2, 2000 have not changed materially since March 4, 2000. At December 2, 2000, the $115 million of Senior Notes and $.1 million in capital lease obligations were accruing interest at fixed rates, and the $1.7 million borrowings under the revolving credit facility were accruing interest at variable rates. In the future, should the Company continue to borrow funds under its existing credit facility or enter into other long-term financing arrangements, a rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.


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

         To keep its listing on the Nasdaq SmallCap Market, the Company will need to maintain net tangible assets of at least $2 million or generate net income of $500,000 in the current fiscal year, both of which are unlikely to happen. The Company's stock, which has recently been trading below $1.00 a share, also must maintain a bid price at or above $1.00 in the Nasdaq SmallCap Market transactions. If the Company cannot continue to satisfy these standards for maintaining the listing of its common stock on the Nasdaq SmallCap Market, then Nasdaq can be expected to delist the stock from that market, leaving the Company's common stock to trade only in the relatively illiquid OTC Bulletin Board, sponsored by Nasdaq, or the still-less-visible "pink sheets."

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              See the Index to Exhibits provided elsewhere in this report.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PIERRE FOODS, INC.




Date   January 16, 2001             By:        /s/ Norbert E. Woodhams
                                       -----------------------------------------
                                                   Norbert E. Woodhams
                                         President and Chief Executive Officer
                                               (Principal Executive Officer)




Date   January 16, 2001             By:        /s/ Pamela M. Witters
                                       -----------------------------------------
                                                   Pamela M. Witters
                                                Chief Financial Officer
                                              (Principal Financial Officer)

                                INDEX TO EXHIBITS

For inclusion in Quarterly Report on Form 10-Q for the Quarter Ended December 2, 2000

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

10.38    Pierre Foods, Inc. Compensation Exchange Plan dated August 1, 2000 (incorporated by reference to
         Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended
         September 2, 2000)

         The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.