Form 10-K
period 2001-03-03
PIERRE FOODS INC
filed 2001-05-04
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MARCH 3, 2001
                         COMMISSION FILE NUMBER--0-7277

                               PIERRE FOODS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NORTH CAROLINA                               56-0945643
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                   9990 PRINCETON ROAD, CINCINNATI, OHIO 45246
                            TELEPHONE: (513) 874-8741
                    (Address of principal executive offices)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                           COMMON STOCK, NO PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Pierre Foods, Inc. Common Stock outstanding as of May 2, 2001 was 5,781,480. The aggregate market value of Pierre Foods, Inc. Common Stock held by nonaffiliates of Pierre Foods, Inc. as of May 2, 2001 was $2,531,804.

                                TABLE OF CONTENTS

ITEM NUMBER                                                                                                       PAGE
                                     PART I

Item  1.         Description of Business.....................................................................         1
                 General Development of Business.............................................................         1
                 Financial Information About Segments........................................................         1
                 Narrative Description of Business...........................................................         1
Item  2.         Properties..................................................................................         4
Item  3.         Legal Proceedings...........................................................................         4
Item  4.         Submission of Matters to a Vote of Security Holders.........................................         4

                                     PART II

Item  5.         Market for the Registrant's Common Stock and Related Security
                   Holder Matters............................................................................         5
Item  6.         Selected Financial Data.....................................................................         5
Item  7.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.....................................................................         7
                 Results of Operations.......................................................................         7
                 Liquidity and Capital Resources.............................................................         9
                 Inflation...................................................................................        10
Item  7A.        Quantitative and Qualitative Disclosures About Market Risk..................................        10
Item  8.         Financial Statements and Supplementary Data.................................................        11
Item  9.         Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure......................................................................        11

                                    PART III

Item  10.        Directors and Executive Officers of the Registrant..........................................        12
Item  11.        Executive Compensation......................................................................        13
Item  12.        Security Ownership of Certain Beneficial Owners and Management..............................        19
Item  13.        Certain Relationships and Related Transactions..............................................        20

                                     PART IV

Item  14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................        22

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Pierre Foods, Inc. (the "Company" or "Pierre Foods") is a vertically integrated producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the foodservice market. The Company's predecessor was founded as a North Carolina corporation in 1966 to own and operate restaurants. The Company's food processing business was originally developed to support its restaurants, but grew independently to become its principal business. In recognition of this fact, in May 1998, the Company, then known as "WSMP, Inc.," changed its name to "Fresh Foods, Inc." In June 1998, the Company consummated the purchase of substantially all of the business in Cincinnati, Ohio, and a portion of the business in Caryville, Tennessee (collectively, "Pierre Cincinnati"), conducted by the Pierre Foods Division of Hudson Foods, Inc. ("Hudson"), a subsidiary of Tyson Foods, Inc. ("Tyson"). Pierre Cincinnati was a value-added food processor selling principally to the foodservice and packaged foods markets. In September 1998, the Company implemented a tax-exempt reorganization of its corporate structure. The reorganization established Fresh Foods, Inc. as a holding company, consolidated 32 subsidiaries into 12 subsidiaries and separated the Company's food processing and restaurant businesses. In July 1999, the Company sold its ham curing business, and in October 1999, the Company disposed of its restaurant segment. The Company now operates solely in the food processing business. In December 1999, the Company implemented another tax-exempt reorganization of its corporate structure to further streamline its operations into one subsidiary. In July 2000, the Company, then known as "Fresh Foods, Inc.," changed its name to "Pierre Foods, Inc."

         In this document, unless the context otherwise requires, the term "Company" refers to Pierre Foods, Inc. and its current and former subsidiaries. The Company's fiscal year ended March 6, 1999 is referred to as "fiscal 1999," its fiscal year ended March 4, 2000 is referred to as "fiscal 2000," and its fiscal year ended March 3, 2001 is referred to as "fiscal 2001."

FINANCIAL INFORMATION ABOUT SEGMENTS

         During fiscal 2001, the Company operated in the segment of food processing operations, servicing the foodservice industry. In fiscal 2000 and 1999, the food processing and ham curing segments are presented in the financial statements as continuing operations. Due to the disposition of the restaurant segment during fiscal 2000, the results of the restaurant segment are reported as discontinued operations. The ham curing business, which also was disposed of during fiscal 2000, did not qualify for discontinued operations presentation. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's food processing and ham curing business segments is contained herein by reference to
Item 8, "Financial Statements and Supplementary Data," incorporating the information under the caption "Major Business Segments" in Note 13 to the Company's consolidated financial statements. Information as to revenue and operating profit of the restaurant segment is contained herein by reference to
Item 8, "Financial Statements and Supplementary Data," incorporating the information under the caption "Disposition of the Restaurant Segment" in Note 1 to the Company's consolidated financial statements.

NARRATIVE DESCRIPTION OF THE BUSINESS

         The Company produces a wide variety of fully-cooked differentiated protein products, hand-held convenience sandwiches and value-added bakery products. The Company's current product line consists of over 800 stock keeping units ("SKUs"). At its Cincinnati facility, the Company produces specialty beef, poultry and pork products that are typically custom-developed to meet specific customer requirements. The Company also offers proprietary product development, special ingredients and recipes as well as custom packaging and marketing programs to its customers. The Company's bakery and sandwich assembly plant is located at the Company's Claremont, North Carolina facility. The Company's primary markets and distribution channels include national restaurant chains, primary and secondary schools, vending, convenience stores, warehouse clubs, and other niche foodservice and packaged foods markets.

         The following table sets forth the Company's revenue and percent of revenue contributed during the past three fiscal years by its various product segments and classes:


                               REVENUES BY SOURCE

                                              FISCAL 2001               FISCAL 2000               FISCAL 1999
                                             -------------             -------------             -------------
                                                REVENUES        %         REVENUES        %         REVENUES        %
                                             -------------   -------   -------------   -------   -------------   -------
                                             (IN MILLIONS)             (IN MILLIONS)             (IN MILLIONS)
Food Processing:
   Fully-Cooked Protein Products .......        $ 115.3         54.7      $ 107.0         57.7      $  89.9         57.3
   Microwaveable Sandwiches ............           88.4         41.8         68.5         36.9         52.4         33.4
   Bakery and Other Products ...........            7.3          3.5          8.0          4.3          7.5          4.8
                                                -------      -------      -------      -------      -------      -------
   Total Food Processing ...............          211.0        100.0        183.5         98.9        149.8         95.5
Ham Curing .............................              0            0          2.1          1.1          7.0          4.5
                                                -------      -------      -------      -------      -------      -------
   Total ...............................        $ 211.0        100.0      $ 185.6        100.0      $ 156.8        100.0
                                                =======      =======      =======      =======      =======      =======


Sales and Marketing

         The Company's team of sales and marketing professionals has significant experience in the Company's markets for fully-cooked protein and bakery products and microwaveable sandwiches. The sales, marketing and new product development functions are organized predominantly by distribution channel. In addition to its direct sales force, the Company utilizes a nationwide network of over 90 independent food brokers, all of whom are compensated solely by payment of sales commissions.

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

Raw Materials

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

         The Company purchases all of its raw materials from outside sources. The Company does not depend on a single source for any significant item, believes that its sources of supply for raw materials are adequate for its present needs and does not anticipate any difficulty in acquiring such materials in the future.

Trademarks and Licensing

         The Company markets food products under a variety of brand names, including Pierre and Design(TM), Fast Bites(R), Fast Choice(R), Rib-B-Q(R) and Mom `n' Pop's(R). The Company regards these trademarks and service marks as having significant value in marketing its food products. Pursuant to licenses acquired in fiscal 1998, the Company began producing and marketing microwaveable Checkers, Rally's and Nathan's Famous sandwiches through its existing distribution channels. The term of each such license is subject to renewal and satisfaction of sales volume requirements. The Company has national distribution rights for Rally's and Checkers for vending, as well as distribution rights for Nathan's Famous products.

Seasonality

         Except for sales to school districts, which decline significantly during the summer and early January, there is no seasonal variation in the Company's sales.

Competition

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

Research and Development

         The Company employs six food technologists in the product development department. Ongoing food production research and development activities include development of new products, improvement of existing products and refinement of food production processes. These activities resulted in the launch of over 100 new SKUs in fiscal 2001. Over 20% of fiscal 2001 food processing sales were related to products developed in the last two years, the Company's definition of a new product. In fiscal 2001, 2000 and 1999, the Company spent approximately $465,000, $354,000 and $302,000, respectively, on product development programs.

Government Regulation

         The food production industry is subject to extensive federal, state and local government regulation. The Company's food processing facilities and food products are subject to frequent inspection by the United States Department of Agriculture ("USDA"), Food and Drug Administration ("FDA") and other government authorities. In July 1996, the USDA issued strict new policies against contamination by food-borne pathogens and established the Hazard Analysis and Critical Control Points ("HACCP") system. The Company is in full compliance with all FDA and USDA regulations, including HACCP standards.

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

Employees

         As of March 3, 2001, the Company employed approximately 1,200 persons. The Company has experienced no work stoppage attributed to labor disputes and considers its employee relations to be good.

Restaurant Operations

         During fiscal 2000, the Company disposed of its restaurant segment. Prior to the disposition, the Company owned and operated 67 restaurants and franchised an additional 36 restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts. The Company's restaurants were located in North Carolina, South Carolina, Tennessee and Virginia.

Ham Curing Operations

         During fiscal 2000, the Company sold its ham curing business. Prior to the disposition, the Company produced cured hams and ham products for foodservice and retail grocery customers. The Company's revenues from ham curing operations totaled approximately $2.1 million during fiscal 2000, representing 1.1% of the Company's revenues from continuing operations.


ITEM  2.  PROPERTIES

         The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company nevertheless engages periodically in construction and other capital improvement projects as the Company believes is necessary to expand and improve the efficiency of its facilities.

         Principal Offices. The Company's main office is located in the facility it owns in Cincinnati, Ohio. The Company also leases 6,000 square feet of office space in Hickory, North Carolina as additional executive offices.

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

         Pierre Foods and its subsidiaries are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

         The Company's common stock trades on the NASDAQ Small Cap Market tier of the NASDAQ Stock Market under the symbol "FOOD". As of May 2, 2001, the Company had approximately 1,458 shareholders of record.

         The following table sets forth the quarterly high and low closing bid price quotations for the Company's common stock. These quotations represent interdealer prices, without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions.

                                                                                                    RANGE OF PRICES
                                                                                                  ------------------
                                                                                                    HIGH       LOW
                                                                                                  -------    -------
Fiscal year ended March 4, 2000:
   First Quarter........................................................................          $ 6.938    $ 5.125
   Second Quarter.......................................................................            9.875      6.750
   Third Quarter........................................................................           10.500      6.688
   Fourth Quarter.......................................................................            6.375      3.000

Fiscal year ended March 3, 2001:
   First Quarter........................................................................          $ 4.813    $ 2.875
   Second Quarter.......................................................................            3.094      1.750
   Third Quarter........................................................................            2.500      1.125
   Fourth Quarter.......................................................................            1.250      0.750

   The closing price on May 2, 2001 was $1.19 per share.

         The Company did not declare a cash dividend during fiscal 2001 or fiscal 2000. The Company's debt instruments restrict its ability to pay dividends. Regardless of the scope of such restrictions, the Company's policy is to reinvest any earnings rather than pay dividends.


ITEM  6.  SELECTED FINANCIAL DATA

         The following selected historical financial information has been derived from audited consolidated financial statements of the Company. Such financial information should be read in conjunction with the fiscal 2001 consolidated financial statements of the Company, the notes thereto and the other financial information contained elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements.

                                                                                     Fiscal Years Ended
                                                             ---------------------------------------------------------------
                                                              March 3      March 4,      March 6,      Feb. 27,     Feb. 28,
                                                               2001          2000          1999          1998         1997
                                                             ---------     ---------     ---------     --------     --------
                                                                       (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Revenues .............................................    $ 211,040     $ 185,598     $ 156,842     $ 66,245     $ 58,615
   Cost of goods sold ...................................      133,740       116,025       101,413       59,153       53,821
   Selling, general and administrative ..................       62,962        65,319        40,003       10,356        7,630
   Loss on sale of Mom `n' Pop's Country
       Ham, LLC .........................................           --         2,857            --           --           --
   Net (gain) loss on disposition of property, plant
       and equipment ....................................           27           (22)        1,004         (640)        (346)
   Depreciation and amortization ........................        6,238         5,662         4,902        1,615        1,401
                                                             ---------     ---------     ---------     --------     --------
   Operating income (loss) ..............................        8,073        (4,243)        9,520       (4,239)      (3,891)
   Interest expense .....................................       13,334        14,986        12,332        1,762        1,868
   Other income, net ....................................          281           169           409          204           61
   Income tax benefit ...................................          767         4,825           613        1,926        2,262
                                                             ---------     ---------     ---------     --------     --------
   Loss from continuing operations ......................       (4,213)      (14,235)       (1,790)      (3,871)      (3,436)
   Income from discontinued operations ..................           --         2,828         4,285        6,121        5,461
   Gain on disposal of discontinued operations ..........           --         6,802            --           --           --
   Extraordinary item (1) ...............................         (455)          (52)          (64)          --          415
                                                             ---------     ---------     ---------     --------     --------
   Net income (loss) ....................................    $  (4,668)    $  (4,657)    $   2,431     $  2,250     $  2,440
                                                             =========     =========     =========     ========     ========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
   Loss from continuing operations ......................    $   (0.73)    $   (2.45)    $   (0.30)    $  (0.68)    $  (0.67)
   Income from discontinued operations ..................           --          0.49          0.72         1.08         1.07
   Gain on disposal of discontinued operations ..........           --          1.17            --           --           --
   Extraordinary item ...................................        (0.08)        (0.01)        (0.01)          --         0.08
                                                             ---------     ---------     ---------     --------     --------
   Net income (loss) ....................................    $   (0.81)    $   (0.80)    $    0.41     $   0.40     $   0.48
                                                             =========     =========     =========     ========     ========

OTHER DATA:
   Capital expenditures .................................    $   2,764     $   5,488     $  15,479     $ 13,252     $  9,702

BALANCE SHEET DATA:
   Working capital (deficit) ............................    $  36,120     $  36,403     $  27,126     $   (497)    $  2,114
   Total assets .........................................      160,308       164,727       216,989       71,656       59,571
   Total debt ...........................................      115,165       115,479       146,940       20,918       18,208
   Shareholders' equity .................................       26,867        31,533        41,152       39,227       31,348

(1) Reflects an extraordinary loss from early extinguishment of debt in the amount of $455 in fiscal 2001, $52 in fiscal 2000 and $64 in fiscal 1999, and an extraordinary gain from early extinguishment of debt in the amount of $415 in fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements made in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. As detailed in
Exhibit 99.1 to this Report, with respect to the Company, these risks and uncertainties include: substantial leverage and insufficient cash flow from operations; restrictions imposed by the Company's debt instruments; management control; factors inhibiting takeover; limited secondary market for common stock; price volatility; restriction on payment of dividends; competitive considerations; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies, dependence on key personnel, potential labor disruptions and the effects of the pending management buyout. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

RESULTS OF OPERATIONS

         The Company's operations historically have been classified into three business segments: food processing operations, principally fully-cooked protein and sandwich production; restaurant operations, comprised of the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts; and ham curing operations. As discussed in Note 1 to the Consolidated Financial Statements, the Company sold its ham curing business effective July 2, 1999, and sold its restaurant operations effective October 8, 1999. The results of the restaurant operations are presented as a discontinued operation in the Company's Consolidated Statements of Operations, and are excluded from the table below. In fiscal 2000, the ham curing operations do not qualify for discontinued operations presentation.

         As a part of the Pierre Cincinnati acquisition, the Company changed its interim fiscal periods to conform with the standard food processing industry interim periods. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. In order to adopt this interim calendar, the fiscal year ended March 6, 1999 contains 53 weeks. This additional week of activity did not have a material impact on any reported line item on the consolidated statements of earnings when compared with fiscal 2000 and fiscal 2001.

         Results for fiscal 2001, 2000 and 1999 for each segment are shown below:

                                                                                    FISCAL YEARS ENDED
                                                                          -----------------------------------
                                                                          MARCH 3,      MARCH 4,      MARCH 6,
                                                                            2001          2000          1999
                                                                          --------      --------      --------
                                                                                     (IN MILLIONS)
Revenues:
   Food processing .................................................      $ 211.0       $ 183.5       $ 149.8
   Ham curing ......................................................           --           2.1           7.0
                                                                          -------       -------       -------
         Total .....................................................        211.0         185.6         156.8
                                                                          -------       -------       -------
Cost of goods sold:
   Food processing .................................................        133.7         113.9          95.2
   Ham curing ......................................................           --           2.1           6.2
                                                                          -------       -------       -------
         Total .....................................................        133.7         116.0         101.4
                                                                          -------       -------       -------
Selling, general and administrative ................................         63.0          65.3          40.0
Loss on sale of Mom `n' Pop's Country Ham, LLC .....................           --           2.9            --
Net loss on disposition of property, plant and equipment ...........           --            --           1.0
Depreciation and amortization ......................................          6.2           5.6           4.9
                                                                          -------       -------       -------
Operating income (loss) ............................................          8.1          (4.2)          9.5
Interest and other expense, net ....................................        (13.1)        (14.8)        (11.9)
                                                                          -------       -------       -------
Loss from continuing operations before income tax benefit ..........         (5.0)        (19.0)         (2.4)
Income tax benefit .................................................          0.8           4.8           0.6
                                                                          -------       -------       -------
Loss from continuing operations ....................................         (4.2)        (14.2)         (1.8)
Income from discontinued restaurant segment ........................           --           2.8           4.3
Gain on disposal of discontinued restaurant segment ................           --           6.8            --
Extraordinary item .................................................         (0.5)         (0.1)         (0.1)
                                                                          -------       -------       -------
Net income (loss) ..................................................      $  (4.7)      $  (4.7)      $   2.4
                                                                          =======       =======       =======

Fiscal 2001 Compared to Fiscal 2000

         Revenues. Revenues increased by $25.4 million, or 13.7%, due to a $27.5 million (15.0%) increase in the food processing segment, offset by a $2.1 million (100.0%) decrease in the ham curing segment. The increase in food processing revenues was due to an increase in demand in all core customer channels. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 2, 1999.

         Cost of goods sold. Cost of goods sold increased by $17.7 million, or 15.3%, comprised of a $19.8 million (17.4%) increase in the food processing segment, offset by a $2.1 million (100.0%) decrease in the ham curing segment due to the Company's sale of the ham curing business. As a percentage of food processing revenues, food processing cost of goods sold increased from 62.1% to 63.4%. This increase was due to a shift in demand to product categories with lower margins.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $2.3 million, or 3.5%, primarily due to a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000. As a percentage of operating revenues, selling, general and administrative expenses decreased from 35.2% to 29.8% for the same reasons.

         Depreciation and amortization. Depreciation and amortization increased by $.6 million, or 10.2%, primarily due to routine capital expenditures. As a percentage of operating revenues, depreciation and amortization decreased from 3.1% to 3.0%.

         Other expense, net. Net other expense decreased by $1.8 million, or 11.9%. This decrease primarily was due to a change in the credit facility and decreased borrowings under that facility (see --- "Liquidity and Capital Resources" below). Other non-operating expenses were not significant.

         Income tax benefit. The effective tax rate for fiscal 2001 continuing operations was 15.4% compared to 25.3% for fiscal 2000. The decrease in the effective tax rate is due primarily to the change in estimated tax benefit from the prior year in connection with the completion of the income tax return, combined with the effects of permanent timing differences.

Fiscal 2000 Compared to Fiscal 1999

         Revenues. Revenues increased by $28.8 million, or 18.3%, due to a $33.7 million (22.5%) increase in the food processing segment, offset by a $5.0 million (70.3%) decrease in the ham curing segment. The increase in food processing revenues was due to the Pierre Cincinnati acquisition in fiscal 1999 which contributed four quarters of revenues in fiscal 2000 compared to three quarters of revenue in fiscal 1999. The decrease in ham curing revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 2, 1999.

         Cost of goods sold. Cost of goods sold increased by $14.6 million, or 14.4%, comprised of a $18.7 million (19.6%) increase in the food processing segment, offset by a $4.1 million (66.0%) decrease in the ham curing segment. The increase in the food processing segment was due to the Pierre Cincinnati acquisition in fiscal 1999 which contributed four quarters of operations in fiscal 2000 compared to three quarters of operations in fiscal 1999. As a percentage of food processing revenues, food processing cost of goods sold decreased from 63.6% to 62.1% due to a shift in demand to product categories with higher margins. The decrease in ham curing cost of goods sold was due to the Company's strategic decision to exit the ham curing business, effective July 2, 1999.

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

         Depreciation and amortization. Depreciation and amortization increased by $.8 million, or 15.5%, primarily due to four quarters of Pierre Cincinnati depreciation and amortization in fiscal 2000 compared to three quarters of Pierre Cincinnati depreciation and amortization in fiscal 1999, offset by a decline in depreciation due to the sale of the assets of the ham curing business. As a percentage of operating revenues, depreciation and amortization was 3.1% for both fiscal years.

         Other expense, net. Net other expense increased by $2.9 million, or 24.3%. This increase primarily was due to an increase in interest expense resulting from four quarters of interest expense in fiscal 2000, compared to three quarters of interest expense resulting from financing of the Pierre Cincinnati acquisition in June 1998 (see -- "Liquidity and Capital Resources" below). Other non-operating expenses were not significant in fiscal 2000 or fiscal 1999.

         Income tax benefit. The effective tax benefit rate for fiscal 2000 continuing operations was 25.3% compared to 25.5% for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2.1 million for fiscal 2001, compared to cash used in operating activities of $6.7 million in fiscal 2000 and $11.0 million provided by operating activities in fiscal 1999. The increase in net cash provided by operating activities from fiscal 2000 to fiscal 2001 was primarily due to a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000. The primary components of net cash provided by operating activities for fiscal 2001 were: 1) a decrease in net loss from continuing operations, 2) income tax refunds received, and 3) an increase in accrued payroll, offset by 4) a decrease in accounts payable and other accrued liabilities and 5) an increase in accounts receivable and inventories. The decrease in net cash provided by operating activities from fiscal 1999 to fiscal 2000 was primarily due to the following factors: 1) indirect expenses incurred in the disposition of the restaurant and ham curing segments 2) payment of estimated income taxes due and 3) a decrease in accounts payable and other accrued liabilities. The Company had positive working capital at March 3, 2001 and March 4, 2000 of $36.1 million and $36.4 million, respectively, as compared to working capital of $27.1 million at March 6, 1999.

         Cash flows used in investing activities were $2.5 million for fiscal 2001. The primary component was for routine capital expenditures, offset by the collection of a related party note receivable. Cash flows provided by investing activities were $45.2 million in fiscal 2000. The primary components were proceeds from the sales of certain of the Company's assets and the restaurant segment, offset by capital expenditures for the food processing and restaurant segments. Cash flows used in investing activities were $132.7 million in fiscal 1999. The primary components were cash used to purchase Pierre in June 1998 and capital expenditures relating to the opening of thirteen new restaurants in fiscal 1999, offset slightly by collections on notes payable to the Company and proceeds from the sale of assets. Cash acquisitions of fixed assets were $2.8 million for fiscal 2001, compared to $5.5 million for fiscal 2000 and $15.5 million for fiscal 1999.

         Cash flows used in financing activities were $0.5 million for fiscal 2001. The major components were principal payments on the Company's capital leases and fees associated with the Company's $25 million revolving credit facility secured May 24, 2000. Cash flows provided by (used in) financing activities were $(37.4) million in fiscal 2000 and $120.5 million in fiscal 1999, respectively. The major components of the cash flows used in fiscal 2000 were 1) the early payoff of the Company's industrial revenue bonds, 2) repayment of borrowings under the revolving credit facility with proceeds from the disposition of the restaurant segment, 3) a loan to a principal shareholder, and
4) the repurchase of the Company's common stock. The major components of financing activities in fiscal 1999 included the issuance of $115 million principal amount of 10.75% Senior Notes Due 2006 (the "Notes") and initial borrowings under a five-year, $75.0 million revolving credit facility. The proceeds of these financing activities were used to acquire Pierre, extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain lease obligations, and repurchase 110,000 shares of the Company's common stock.

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

         At March 3, 2001, the Company had $1.8 million in cash or cash equivalents on hand, had no outstanding borrowings under the revolving credit facility, and had approximately $20.4 million of additional borrowing availability. At March 3, 2001, the Company was in compliance with the financial covenants under the facility, but continued compliance will depend upon future cash flows and net income, which are not assured.

         Fiscal 2001 operating cash flows were not sufficient to provide necessary working capital and to service existing debt. These cash requirements were instead satisfied through a combination of funds provided by cash on hand at the end of fiscal 2000 and borrowings under the $25 million revolving credit facility. The Company anticipates that its fiscal 2002 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under the $25 million revolving credit facility.

         The Company has budgeted approximately $4.8 million for capital expenditures in fiscal 2002. These expenditures are devoted to routine food processing capital improvement projects and other miscellaneous expenditures and should be sufficient to maintain current operating capacity. The Company believes that funds from operations and funds from the $25 million revolving credit facility, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these routine capital expenditures. If Pierre continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for various plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the $25 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

         The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for fiscal 1999, fiscal 2000 or fiscal 2001. The Company does not expect inflation to have a material impact on its results of operations for fiscal 2002.


ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 3, 2001, March 4, 2000 or March 6, 1999. Certain of the Company's outstanding nonderivative financial instruments at March 3, 2001 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

Interest Rate Risk

         The Company manages the potential loss on long-term debt from changing interest rates by issuing a combination of fixed and variable-rate debt in amounts and maturities that management considers appropriate. Of the Company's long-term debt outstanding at March 3, 2001, all principal amounts were accruing interest at fixed rates. In the future, should the Company borrow funds under the variable-rate $25 million revolving credit facility, a rise in prevailing interest rates could adversely affect the Company's financial condition, results of operations and cash flows. The following table summarizes the Company's market risks associated with long-term debt outstanding at March 3, 2001. The table presents principal cash outflows and related interest rates by maturity date.

                                  March 3, 2001
                       Expected Maturities in Fiscal Years

                                                         Long-Term Debt
                                            -------------------------------------
                                                                 Weighted Average
                                              Fixed Rate          Interest Rate
                                            -------------        ----------------
                 2002                       $      67,631             9.28%
                 2003                              49,686             9.28
                 2004                              46,066             9.28
                 2005                               1,539             9.28
                 Thereafter                   115,000,000            10.75
                                            -------------
                 Total                      $ 115,164,922            10.75
                                            =============

                 Fair Value                 $  41,975,000            10.75%


Foreign Exchange Rate Risk

         The Company primarily bills customers in foreign countries in US dollars. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company's products may be more expensive for those customers to pay for in their local currency. At March 3, 2001, all trade receivables were denominated in US dollars.

Commodity Price Risk

         Certain raw materials used in food processing products are exposed to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The Company manages this risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. The Company's primary commodity price exposures relate to beef, pork, poultry, soy and packaging materials used in food processing products. At March 3, 2001, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company's current positions with respect to such pricing exposures.

Fair Value of Financial Instruments

         The Company's nonderivative financial instruments consist primarily of cash and cash equivalents, trade and note receivables, trade payables, and long-term debt. At March 3, 2001, excluding long-term debt shown above, the book values of each of the nonderivative financial instruments recorded in the Company's balance sheet are considered representative of fair value due to variable interest rates, short terms to maturity and/or short length of time outstanding. Fair value of nonderivative financial instruments are estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar nonderivative financial instruments.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth on pages F-1 through F-28.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

         JAMES C. RICHARDSON, JR., CHAIRMAN, age 52, has been a director since 1987, and became Chairman of the Board of Directors on December 16, 1999. From 1993 until then he had served as Chief Executive Officer of the Company. From 1996 until becoming Chairman, he had served as Vice Chairman. Mr. Richardson has served the Company as an executive officer since 1987, including Executive Vice President from 1989 to 1993 and President from 1993 to 1996.

         DAVID R. CLARK, VICE CHAIRMAN, age 44, has been a director since 1996 and Vice Chairman since 1999. He joined the Company as its President and Chief Operating Officer in 1996 and held those positions until he became Vice Chairman. From 1994 to 1996, he served as Executive Vice President and Chief Operating Officer of Bank of Granite, located in Granite Falls, North Carolina.

         E. EDWIN BRADFORD, DIRECTOR, age 58, has been a director since 1993. In 1977, he founded Bradford Communications, Inc., a Hickory, North Carolina marketing and advertising firm. During fiscal 2001, Mr. Bradford served as a member of the Sensitive Transactions and Special Committees of the Board of Directors. He continues to serve on both Committees.

         BOBBY G. HOLMAN, DIRECTOR, age 65, has been a director since 1994. He served as the Company's Chief Financial Officer and Treasurer from 1994 until his retirement in 1997. During fiscal 2001, Mr. Holman was a member of the Audit and Special Committees of the Board of Directors. He continues to serve on and chairs both Committees.

         RICHARD F. HOWARD, DIRECTOR, age 51, has been a director since 1987. He served as Chairman of the Board of Directors from 1993 until Mr. Richardson became Chairman in 1999. Mr. Howard served as Executive Vice President of the Company from 1989 to 1993 and as Chief Financial Officer and Treasurer from 1989 to 1994. During fiscal 2001, Mr. Howard was a member of the Executive Compensation Committee of the Board of Directors, and continues to serve on that Committee.

         LEWIS C. LANIER, DIRECTOR, age 52, has been a director since 1988. He is a partner in the Orangeburg, South Carolina, law firm of Lanier & Knight, LLC. Until he co-founded that firm in August 1999, he had been a member of the Orangeburg law firm of Horger, Horger, Lanier & Knight, L.L.P., since joining the firm's predecessor in 1985. During fiscal 2001, Mr. Lanier served on the Executive Compensation and Sensitive Transactions Committees of the Board of Directors. He continues to serve on both committees and chairs the Executive Compensation Committee.

         WILLIAM R. McDONALD III, DIRECTOR, age 67, has been a director since 1991. From 1989 until his retirement in 1999, he was Branch Manager of American Pharmaceutical Services, a subsidiary of Mariner Post-Acute Network, or its predecessors. American Pharmaceutical Services provides pharmaceutical needs and prescription services to nursing homes. Mr. McDonald serves as Mayor of the City of Hickory, North Carolina, an elective office he has held since 1981. During fiscal 2001, he served on the Audit and Sensitive Transactions Committees of the Company's Board of Directors. He continues to serve on both Committees and chairs the Sensitive Transactions Committee.

         BRUCE E. MEISNER, DIRECTOR, age 51, was elected to the Board of Directors by the Board itself on February 3, 2000 to fill the unexpired term of
L. Dent Miller, who had resigned from the Board concurrent with his retirement from the Company. Mr. Meisner is the proprietor of Bruce E. Meisner Appraisal Company in Hickory, North Carolina, a company providing real estate appraisal services. During fiscal 2001, Mr. Meisner served on the Audit, Executive Compensation and Special Committees. He continues to serve on those Committees.

         NORBERT E. WOODHAMS, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR, age 55, a director since 1998, became the Company's President and Chief Executive Officer on December 16, 1999. Immediately prior to his election to those offices, Mr. Woodhams was President of Pierre Foods, LLC, the Company's operating subsidiary, having served in that position since the Company's acquisition of Pierre Cincinnati in June 1998. From 1994 to 1998, he served as President of Hudson Specialty Foods, a food processing division of Hudson. Upon the acquisition of Hudson by Tyson in January 1998, Mr. Woodhams became President of Pierre.

         PAMELA M. WITTERS, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY, age 44, became the Company's Chief Financial Officer on December 16, 1999. She served the Company as Vice President of Finance from 1998 to 1999. From 1994 to 1998, she worked with Deloitte & Touche LLP in Hickory, North Carolina.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own ten percent or more of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, no persons failed to make timely filings during the Company's fiscal year ended March 3, 2001. William P. Foley II, E. Edwin Bradford, William McDonald III and Bobby G. Holman each filed Form 4 reporting one transaction seven months late.


ITEM  11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following information relates to compensation paid by the Company to its Chief Executive Officer and each of the highly compensated Executive Officers (collectively, the "Named Executive Officers").

                                                                                       Long Term
                                                     Annual Compensation             Compensation
       Name and                Fiscal    ------------------------------------------  -------------       All Other
  Principal Position            Year       Salary           Bonus           Other    Option Awards     Compensation
                               ------    ----------      ----------        --------  -------------     ------------
                                             ($)             ($)            ($)(1)   (# of Shares          ($) (2)
                                                                                      Underlying
                                                                                        Options)
 James C. Richardson, Jr.       2001             (3)     $1,775,000(4)     $      0     $      0          $    0
     Chairman                   2000             (3)      1,145,748(4)      795,522             (5)            0
                                1999             (3)              0               0      215,000(6)            0

 David R. Clark                 2001     $150,000(7)     $        0        $      0     $      0          $3,200
     Vice Chairman              2000      150,000(7)      1,261,969(4)      795,522             (5)        3,200
                                1999      150,000(7)        375,000(8)            0      215,000(6)        3,200

 Norbert E. Woodhams            2001     $300,000        $        0        $      0     $      0          $3,200
     President and              2000      275,622           355,007         179,100             (5)        3,200
     Chief Executive Officer    1999      189,493(9)         62,500               0      200,000(6)        2,200

 Pamela M. Witters              2001     $152,500        $   20,000        $      0     $ 25,000          $3,200
     Chief Financial Officer,   2000      104,438            73,546               0            0             652
         Treasurer and          1999       18,750(10)             0               0       12,500               0
         Treasurer and



(1) For fiscal 2000, consists of tax "gross up" payments made in connection with the payment of transaction success bonuses. For all periods shown, the value of insurance premiums, company cars and certain other benefits are excluded, as such items did not exceed 10% of the individual's annual salary and bonus.

(2) Includes matching contributions made by the Company to the Company's 401(k) plan.

(3) No salary was paid by the Company to this individual, who was instead compensated by HERTH. The Company paid HERTH $2,550,000 in fiscal 2001, consisting of $1,300,000 pursuant to the HERTH Agreement and an additional $1,250,000 in the aggregate as bonuses paid to Mr. Richardson for his leadership on strategic initiatives. See "Certain Relationships and Related Party Transactions."

(4) For fiscal 2001, includes management performance bonuses of $1,250,000 paid directly to HERTH, plus $525,000 paid directly to Mr. Richardson by the Company. For fiscal 2000, includes management performance bonuses and transaction success bonuses.

(5) On February 18, 2000, each of the Named Executive Officers, except Ms. Witters, cancelled all outstanding options to purchase common stock that had been issued and were then outstanding, including options not yet exercisable as well as options exercisable as of the date of cancellation. No value was received by any of the Named Executive Officers in connection with the cancellation of their options.

(6) Certain options granted under the 1997 Special Stock Option Plan and under the 1997 Incentive Stock Option Plan were repriced on August 27, 1998, reducing the per share option exercise price from $16.00 to $10.50. The repricing was accomplished by canceling old options and granting new options at the reduced exercise price.

(7) For each year, excludes $200,000 paid by the Company and offset from amounts owing to HERTH. See "Employment Contracts and Change in Control Agreements" and "Certain Relationships and Related Party Transactions."

(8) Includes a one-time bonus of $375,000 paid upon the Company's acquisition of Pierre in June 1998.

(9)      Mr. Woodhams' employment with the Company began in June 1998.

(10) Ms. Witters' employment with the Company began in November 1998. She was appointed Chief Financial Officer on December 1, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table presents information relating to option grants made during fiscal 2001 to the Named Executive Officers of the Company and the present value of the grant at the date of grant, determined with the Black Scholes Option Pricing Model.

                                 NUMBER OF       PERCENTAGE OF                                         GRANT DATE
                                   SHARES           OPTIONS         EXERCISE OR                      PRESENT VALUE
         NAME                    UNDERLYING       GRANTED TO      BASE PRICE PER    EXPIRATION     USING BLACK SCHOLES
                                  OPTIONS        EMPLOYEES IN          SHARE            DATE      OPTION PRICING MODEL
                                  GRANTED         FISCAL YEAR
-----------------------          ----------      -------------    --------------   -------------  --------------------
James C. Richardson, Jr.                --             --                --                   --               --

David R. Clark                          --             --                --                   --               --

Norbert E. Woodhams                     --             --                --                   --               --

Pamela M. Witters                   25,000            100%            $2.00        July 26, 2010            $1.09

                   AGGREGATED OPTION EXERCISES IN FISCAL 2001
                        AND FISCAL YEAR-END OPTION VALUES

         The following table presents certain information about stock options exercised by the Named Executive Officers during fiscal 2001 and the value of unexercised options held by them at the end of fiscal 2001.

                             SHARES ACQUIRED            NO. SHARES UNDERLYING                 VALUE OF IN-THE-MONEY
                               ON EXERCISE             OPTIONS AT MARCH 3, 2001            OPTIONS AT MARCH 3, 2001 (1)
                           ------------------       -------------------------------       ------------------------------
                                      VALUE
NAME                        NO.      REALIZED       EXERCISABLE       UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
----                       ----      --------       -----------       -------------       -----------      -------------
James C. Richardson, Jr.     --         --                --                  --                --               --

David R. Clark               --         --                --                  --                --               --

Norbert E. Woodhams          --         --                --                  --                --               --

Pamela M. Witters            --         --             5,000              32,500              $  0             $  0

(1) The closing price of the Company's common stock on Wednesday, May 2, 2001, was $1.19 per share.

                            COMPENSATION OF DIRECTORS

         During fiscal 2001, directors were paid $10,000 per Board meeting attended, $5,000 per Audit, Executive Compensation and Sensitive Transactions Committee meetings attended, and $2,500 per Special Committee meeting attended, except that directors who were employees of the Company, who were compensated by HERTH, or who had material contracts with the Company, received no payment for their service as directors.

              EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

         On June 30, 1996, Mr. Clark and the Company executed an Employment Agreement (the "Clark Employment Agreement") providing that Mr. Clark would serve as President and Chief Operating Officer of the Company for three years at an annual base salary of $200,000 and an annual bonus based on the Company's financial performance. The Clark Employment Agreement was amended on February 23, 1998 (the "Amended Clark Employment Agreement") to increase Mr. Clark's annual base salary to $350,000 and to provide Mr. Clark an annual bonus based upon the Company's performance. The Company can also award bonuses to Mr. Clark based upon other considerations. See "Report of the Executive Compensation Committee." $200,000 of Mr. Clark's base salary is paid by HERTH and $150,000 of his base salary is paid by the Company. See "Certain Relationships and Related Party Transactions." The Amended Clark Employment Agreement has a term of five years, expiring February 28, 2003, and shall be automatically extended for additional, successive, one-year terms, unless the Company notifies Mr. Clark that it does not intend to extend the term. Should Mr. Clark's employment be terminated by the Company without cause, or by reason of death or disability, or should Mr. Clark resign from employment for good reason during the five-year term, then the Company would be obligated to make a severance payment to him equal to the sum of his base salary as would be due in the aggregate for the remainder of the five-year term. In the event of termination without cause, or by reason of death or disability, or a resignation for good reason during any renewal term of the Clark Employment Agreement, the severance payment would equal three months of Mr. Clark's then-existing base salary. Under the Clark Employment Agreement, the Company agreed to appoint Mr. Clark to fill the first available vacancy on the Board. Mr. Clark subsequently filled a vacancy and currently serves as a member of the Board.

         On August 18, 1999, Mr. Woodhams and the Company executed an Incentive Agreement, which was amended on January 1, 2000 (the "Woodhams Incentive Agreement"). The Company agreed to pay Mr. Woodhams an annual salary of $300,000 and a periodic bonus under the Company's executive bonus plan. The Company also agreed to pay to Mr. Woodhams a "pay to stay bonus" in the amount of $800,000 (inclusive of a tax "gross up" amount) in the event that the Company enters into an agreement for the sale of the Company's food processing operation or if Mr. Woodhams' employment is terminated. Mr. Woodhams is also entitled to receive a transaction success bonus in the amount of $750,000 (inclusive of a tax "gross up" amount) and a severance payment of $532,099 (inclusive of a tax "gross up" amount) in the event that such sale is consummated or Mr. Woodhams' employment is terminated. The term of the Woodhams Incentive Agreement expires on June 8, 2003 and shall be automatically extended from year to year unless the Company notifies Mr. Woodhams that it does not intend to extend the term.

         On July 6, 1999, each of Messrs. Richardson and Clark (each, an "Officer") entered into a Change in Control Agreement with the Company (collectively, the "Change in Control Agreements"). The Change in Control Agreements provide that, if a change in control of the Company occurs, whether or not an Officer's employment is terminated, then the following benefits will be provided by the Company: three times the amount of the annual base salary (paid by the Company and HERTH) of the Officer; three times the amount of the cash bonus paid or payable by the Company and HERTH (for the most recent completed fiscal year of the Company) to the Officer; and a "gross-up" payment for all excise and income tax liabilities resulting from payments under the Change in Control Agreements. A change in control of the Company is considered to have occurred if: (1) the individuals who constituted the Board of Directors as of the date of the applicable Change in Control Agreement cease to constitute a majority of the Board; (2) any "person" (as defined in the applicable Change in Control Agreement) acquires 15% of the Company's common stock; (3) any of certain business combinations is consummated; or (4) the Company is liquidated or dissolved. Payments under the Change in Control Agreements are payable upon a change in control of the Company, whether or not an Officer's employment is terminated. Upon a change in control, Mr. Clark's Employment Agreement would be terminated immediately prior to the change in control. The term of each Change in Control Agreement is ten years and is automatically extended for additional, successive one-year terms unless the Company notifies the Officer that it does not intend to extend the term.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2001, the Executive Compensation Committee of the Company's Board of Directors consisted of Messrs. Lanier, Howard, Meisner and Puzder, none of whom was an officer or employee of the Company or any of its subsidiaries during fiscal 2001. Messrs. Lanier, Meisner and Puzder have never been officers of the Company or any of its subsidiaries. Mr. Howard served as Chairman of the Board of Directors from 1993 until Mr. Richardson became Chairman in 1999. Mr. Howard served as Executive Vice President of the Company from 1989 to 1993 and as Chief Financial Officer and Treasurer from 1989 to 1994. Mr. Puzder resigned his position in February 2001.

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

         The Company's Chairman, Mr. Richardson, is compensated pursuant to a Management Services Agreement with HERTH (the "HERTH Agreement"), which was amended and restated in December 1999 and expires in March 2002. Mr. Clark's compensation is partially from HERTH and partially from the Company. See "Employment Contracts and Change in Control Agreements" and "Certain Relationships and Related Party Transactions."

         Executive Compensation. The Committee considers the objectives of the Company, in developing criteria to measure management performance, and whether individual executives have accomplished the goals assigned to them. Several elements of the performance of an executive are based upon non-numerical performance criteria, such as level of responsibility in the Company, comparable compensation of other executives, individual meritorious performance and improvements in administration, customer relations, and strategic planning. Other elements are tied to management's performance individually and as a group in achieving corporate goals, such as financial performance, profit margins, EBITDA and acquisitions and dispositions deemed to be advantageous to the Company. No mathematical weights are assigned to these individual criteria; however, certain specific bonus incentives may be directly related to financial performance goals. The performances of executives compensated under the HERTH Agreement, like those of other executives of the Company, are evaluated by the Committee using these criteria.

         Performance-based criteria are generally considered as a whole, although specific performance targets may be waived or adjusted in consequence of unforeseen events or circumstances. Concerning this aspect of compensation, the Committee considered that during fiscal year 2001 management met and surpassed many goals set for them by the Board, including retention and development of customer relationships, negotiating new credit facilities, and the restructuring of business units within the Company. The Committee also considered management's timely actions in positioning the Company for future growth and strategic initiatives.

         In hiring new officers for the Company, consideration is given to compensation arrangements in previous employment, compensation averages for such executives in the food service industry and means of structuring compensation packages to create incentives to achieve individual and corporate goals.

         Chief Executive Officer Compensation. Mr. Woodham's compensation as Chief Executive Officer, and the evaluation of his performance as Chief Executive Officer, is consistent with the compensation principles described above and reflects the performance of the Company and Mr. Woodhams. Determination of adequate compensation is qualitative in nature and is based upon a variety of factors, including comparison group compensation data, attainment of various corporate goals, financial and operating performance, individual performance and other factors.

         Chief Financial Officer Compensation. Ms. Witters' compensation as Chief Financial Officer, and the evaluation of her performance as Chief Financial Officer, is consistent with the compensation principles described above and reflects the performance of the Company and Ms. Witters. Determination of adequate compensation is qualitative in nature and is based upon a variety of factors, including comparison group compensation data, attainment of various corporate goals, financial and operating performance, individual performance and other factors.

                                            The Executive Compensation Committee

                                                       Lewis C. Lanier, Chairman
                                                               Richard F. Howard
                                                                Bruce E. Meisner

                             STOCK PERFORMANCE GRAPH

         The following graph presents a five-year comparison of cumulative shareholder returns for the Company, the Standard & Poor's Composite Index (the "S&P Composite Index"), and a Company-constructed peer group (the "Peer Group"). The Company-constructed peer group seeks to reflect the performance of various companies that are similar to the Company in industry or line of business over the five-year period beginning February 23, 1996 and ending March 3, 2001. The graph assumes that $100 is invested on February 23, 1996 in each of the Company's common stock, the Peer Group, and on February 23, 1996 in the Standard & Poor's Composite Index, and, in each case, that all dividends are reinvested.

         The Company's Peer Group consists of food processing peers ConAgra, Inc., Sara Lee Corporation, Tyson Foods, Bridgford Foods Corporation, Hormel Foods Corporation and WLR Foods, Inc. The returns of each group member were weighted according to the member's stock market capitalization at the beginning of each period for which a return is indicated.


          Measurement Period               Pierre Foods,           Peer               S&P
           (Fiscal Year-End)                   Inc.                Group              500
          ------------------               -------------           ------            ------
                2/23/96                        100.00              100.00            100.00
                2/28/97                        205.71              120.21            126.16
                2/27/98                        411.43              160.15            170.32
                3/6/99                         120.00              162.41            203.94
                3/4/00                          92.87               91.02            227.86
                3/3/01                          22.86              127.49            209.18

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth, as of April 27, 2001, information relative to Company common stock ownership by (i) each person known by the Company's management to own beneficially 5.0% or more of the Company's outstanding common stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

                 NAME AND                             NUMBER OF SHARES                         PERCENT OF
                ADDRESS OF                            OF COMMON STOCK                         OUTSTANDING
             BENEFICIAL OWNER                      BENEFICIALLY OWNED(1)                    COMMON STOCK(2)
             ----------------                      ---------------------                    ---------------
PF Management, Inc.(3)
361 Second Street, NW                                    3,630,212                                 62.8%
Hickory, NC  28601

James C. Richardson, Jr.(4)
P.O. Box 3967                                            3,630,212                                 62.8
Hickory, NC 28603

David R. Clark(4)
P.O. Box 3967                                            3,630,212                                 62.8
Hickory, NC 28603

James M. Templeton(4)
P.O. Box 1295                                            3,630,212                                 62.8
Claremont, NC 28610

Dimensional Fund Advisors Inc.(5)
1299 Ocean Avenue, 11th Floor                              493,375                                  8.5
Santa Monica, CA 90401

Norbert E. Woodhams
9990 Princeton Road                                          7,627                                    *
Cincinnati, OH  45248

Pamela M. Witters(6)
9990 Princeton Road                                          6,346                                    *
Cincinnati, OH  45246

Bobby G. Holman
4090 Golf Drive                                              5,728                                    *
Conover, NC 28613

E. Edwin Bradford(7)
P.O. Box 3081                                                3,141                                    *
Hickory, NC 28603

William R. McDonald III(8)
1257 25th Street Pl., SE                                       860                                    *
Hickory, NC 28602

Richard F. Howard
5982 Highway 150 East                                           --                                    *
Denver, NC  28037

Lewis C. Lanier
P.O. Box 518                                                    --                                    *
160 Centre Street, N.E.
Orangeburg, SC 29115


Bruce E. Meisner
1316 2nd Street NE, Suite No. 8                                 --                                    *
Hickory, NC 28601

All directors and executive officers as a
group (10 persons)                                       3,653,914                                63.23%



*        Less than one percent

(1) Ownership is direct with sole voting power and sole investment power unless otherwise indicated by footnote.

(2) The actual number of shares outstanding at April 27, 2001 was 5,781,480. Each percentage has been calculated on the basis of such number. In addition, there were 5,000 shares subject to outstanding call options exercisable not later than May 4, 2001. Shares subject to such options have been considered outstanding for the purpose of computing the percentage of outstanding shares owned by the person who holds such options, but have not been considered outstanding for the purpose of computing the percentage of outstanding shares owned by any other person other than the group of all directors and executive officers.

(3) All of the shares owned by PF Management are also deemed to be beneficially owned by each of its shareholders. The shareholders of PF Management and their ownership percentages are: Richardson (52.9%), Clark (35.2%) and Templeton (11.9%).

(4) Consists of 3,630,212 shares deemed to be owned beneficially through PF Management.

(5) The information provided for Dimensional Fund Advisors Inc. ("Dimensional") was obtained from a Schedule 13G dated February 6, 2001 filed with the SEC by Dimensional relative to the Company's common stock. According to the filing, Dimensional is a registered investment advisor with voting and/or investment power over the shares disclosed as beneficially owned by it. The filing states that the shares are actually owned by investment companies, trusts and accounts advised by Dimensional and that Dimensional disclaims beneficial ownership of the shares.

(6) Consists of (i) 1,346 shares held directly, and (ii) 5,000 shares underlying currently exercisable call options.

(7) Consists of (i) 1,941 shares held directly, and (ii) 1,200 shares owned beneficially through an individual retirement account.

(8)      Consists of 860 shares held directly by this shareholder's spouse.


ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         HERTH Management, Inc. provides management services to the Company, including strategic planning and the direction of strategic initiatives, including the identification and pursuit of mergers, acquisitions, other investment opportunities (both within and without the Company's industry) and divestitures; management of the Company's relationships with investment bankers, securities broker-dealers, significant shareholders, noteholders, banks, lawyers and accountants; facilitation of meetings of the Board of Directors; and general oversight of the Company's performance. HERTH provides the full-time services of Messrs. Richardson and Clark. In exchange for these services, the Company pays HERTH $1,500,000 per year pursuant to a management services agreement, which expires in March 2002. The Company paid HERTH $2,550,000 in fiscal 2001, consisting of $1,300,000 pursuant to the HERTH Agreement and an additional $1,250,000 in the aggregate as bonuses paid to Mr. Richardson. The Company paid $3,241,270 in fiscal 2000, consisting of $1,300,000 under the HERTH agreement and an additional $1,941,270 as bonuses paid to Richardson. The

HERTH Agreement provides for $200,000 of Mr. Clark's salary to be paid for by HERTH. In fiscal 2001, the Company paid such amount directly to Mr. Clark and reduced the $1,500,000 owed to HERTH under the HERTH Agreement by $200,000. Prior to April 17, 2001, the shareholders of HERTH included Messrs. Richardson (22.0%), Templeton (11.0%), and Columbia Hill, LLC ("Columbia") (45.0%), whose equity owners included Messrs. Clark (45.0%) and Richardson (40.0%). As of April 17, 2001, HERTH was owned only by Richardson and Gregory A. Edgell, a former affiliate of the Company. As of April 25, 2001, the HERTH Agreement was assigned to PF Management.

         Columbia Hill Management, Inc. ("Columbia Hill"), owned 50% by each of Messrs. Richardson and Clark, provides accounting, tax and administrative services, as well as professional services for the management of special projects. During fiscal 2001, Columbia Hill also provided consulting services for development of new foodservice programs, and consulting services for assessment and development of alternative warehousing and distribution programs. Fees paid for these services were approximately $860,000 in fiscal 2001.

         During fiscal 2001, Columbia Hill, LLC ("Columbia"), owed the Company as much as $705,493 plus accrued interest pursuant to a promissory note payable on demand and bearing interest at the prime rate. Columbia was owned by Messrs. Clark, Richardson and Hefner, who unconditionally guaranteed repayment of the note. In April 2001, the note was assumed by PF Management, and Columbia was liquidated and dissolved.

         Columbia Hill Land Company, LLC, owned 50% by each of Messrs. Richardson and Clark, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $103,000 in fiscal 2001.

         Atlantic Cold Storage of Mocksville, LLC ("ACS"), owned one-third each by Richardson, Clark and Hefner, plans to construct and finance a public cold storage warehouse which would lease space to the Company as well as to others. The proposed agreement with the Company is for 10 years and a minimum of 4,000 pallet positions to be leased as of April 1, 2001 or the first date the facility is operational. The Company also agreed to pay $250,000 for specialized construction costs. On November 7, 2000, a Fairness Opinion was obtained which stated that the proposed lease is no less favorable to the Company than those that could be obtained in an arm's-length transaction with a non-affiliated person, and that the transaction is fair to the Company. During fiscal 2001, the Company paid $250,000 to ACS for the specialized construction costs.

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


         3.      Exhibits

                 See Index to Exhibits.

(b)      Reports On Form 8-K.

         A current report on Form 8-K was filed on March 30, 2001 announcing a press release made that same day disclosing the existence and status of certain management buyout negotiations.

         A current report on Form 8-K was filed on April 27, 2001 announcing the signing of an Agreement and Plan of Share Exchange dated as of April 26, 2001 among the Company, PF Management Inc., David R. Clark and James C. Richardson, Jr.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Pierre Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PIERRE FOODS, INC.

                                             By:   /s/ DAVID R. CLARK
                                                --------------------------
                                                    David R. Clark
                                                Vice Chairman of the Board

Dated: May 4, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Pierre Foods, Inc., in the capacities and on the dates indicated.

           SIGNATURE                                        TITLE                                   DATE
           ---------                                        -----                                   ----
/s/  James C. Richardson, Jr.                  Chairman of the Board                             May 4, 2001
-----------------------------
  James C. Richardson, Jr.

     /s/ David R. Clark                        Vice Chairman of the Board                        May 4, 2001
-----------------------------                     (Principal Executive Officer)
       David R. Clark

  /s/  Norbert E. Woodhams                     Chief Executive Officer, President                May 4, 2001
-----------------------------                     and Director
     Norbert E. Woodhams

   /s/  Pamela M. Witters                      Chief Financial Officer, Treasurer                May 4, 2001
-----------------------------                     and Secretary (Principal
      Pamela M. Witters                           Financial Officer and Principal
                                                  Accounting Officer)


   /s/  E. Edwin Bradford                      Director                                          May 4, 2001
-----------------------------
      E. Edwin Bradford

    /s/  Bobby G. Holman                       Director                                          May 4, 2001
-----------------------------
       Bobby G. Holman

   /s/  Richard F. Howard                      Director                                          May 4, 2001
-----------------------------
      Richard F. Howard

    /s/  Lewis C. Lanier                       Director                                          May 4, 2001
-----------------------------
       Lewis C. Lanier

    /s/  Bruce E. Meisner                      Director                                          May 4, 2001
-----------------------------
      Bruce E. Meisner

/s/  William R. McDonald III                   Director                                          May 4, 2001
-----------------------------
   William R. McDonald III

                                INDEX TO EXHIBITS

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

   4.10        Third Supplemental Indenture dated as of October 8, 1999 between the
               Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form
               10-Q for its fiscal quarter ended December 4, 1999)

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

   10.39       Assumption and Assignment Agreement dated as of April 17, 2001, between
               Columbia Hill, LLC and PF Management, Inc.

   10.40       Cancellation and Assignment Agreement dated as of April 25, 2001, between David R. Clark, HERTH Management, Inc. and PF Management, Inc.

   10.41       Agreement and Plan of Share Exchange between Pierre Foods, Inc. and PF
               Management, Inc., dated as of April 26, 2001

   12          Calculation of Ratios of Earnings to Fixed Charges

   21          Subsidiaries of Pierre Foods, Inc.

   23          Independent Auditors' Consent

   99.1        Risk Factors

         The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                              PAGE
                                                                                              ----
PIERRE FOODS, INC.

INDEPENDENT AUDITORS' REPORT .............................................................     F-2

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets as of March 3, 2001 and March 4, 2000 .....................     F-3
   Consolidated Statements of Operations for the Years Ended March 3, 2001,
       March 4, 2000 and March 6, 1999 ...................................................     F-4
   Consolidated Statements of Shareholders' Equity for the Years Ended March 3,
       2001, March 4, 2000 and March 6, 1999 .............................................     F-5
   Consolidated Statements of Cash Flows for the Years Ended March 3, 2001,
       March 4, 2000 and March 6, 1999 ...................................................     F-6
   Notes to Consolidated Financial Statements ............................................     F-7

                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Pierre Foods, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Pierre Foods, Inc. and subsidiaries (the "Company," formerly "Fresh Foods, Inc.") as of March 3, 2001 and March 4, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 3, 2001 and March 4, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 3, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Cincinnati, Ohio
May 4, 2001

                               PIERRE FOODS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       March 3,          March 4,
                                                                                                         2001              2000
                                                                                                    -------------     -------------
                                                       ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                                    $   1,813,185     $   2,701,464
       Accounts receivable, net (Notes 3, 7 and 16 - includes related party receivables of
          $229,551 and $292,990 at March 3, 2001 and March 4, 2000, respectively)                      18,427,453        17,422,811
       Notes receivable - current, net (Notes 3 and 16 - includes related party notes receivable
          of $152,456 at March 4, 2000)                                                                        --           238,513
       Inventories (Notes 4 and 7)                                                                     26,804,063        25,025,421
       Refundable income taxes (Note 8)                                                                 1,292,667         2,828,156
       Deferred income taxes (Note 8)                                                                   2,174,642         2,290,361
       Prepaid expenses and other current assets                                                        1,033,015           799,582
                                                                                                    -------------     -------------
               Total current assets                                                                    51,545,025        51,306,308
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 5, 9 and 16 - includes related party capital
          expenditures of $250,000 at March 3, 2001)                                                   34,916,493        35,784,819
                                                                                                    -------------     -------------
OTHER ASSETS:
       Trade name (Note 6)                                                                             40,286,636        41,764,636
       Excess of cost over fair value of net assets of businesses acquired, net (Note 6)               27,871,114        28,893,723
       Other intangible assets, net (Note 6)                                                            2,363,956         2,556,936
       Notes receivable-related party (Notes 3 and 16)                                                    705,493           705,493
       Deferred loan origination fees, net                                                              2,619,157         3,714,748
                                                                                                    -------------     -------------
               Total other assets                                                                      73,846,356        77,635,536
                                                                                                    -------------     -------------
               Total Assets                                                                         $ 160,307,874     $ 164,726,663
                                                                                                    =============     =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current installments of long-term debt (Note 7)                                              $      67,631     $     314,433
       Trade accounts payable                                                                           5,368,066         5,493,168
       Accrued insurance                                                                                   54,582           154,947
       Accrued interest                                                                                 3,153,280         3,213,929
       Accrued payroll and payroll taxes                                                                3,915,799         2,427,691
       Accrued promotions (includes related party payables of $32,833 and
            $51,540 at March 3, 2001 and March 4, 2000, respectively)                                   1,926,650         1,903,241
       Accrued taxes (other than income and payroll)                                                      584,206           563,879
       Other accrued liabilities                                                                          355,253           831,681
                                                                                                    -------------     -------------
               Total current liabilities                                                               15,425,467        14,902,969
LONG-TERM DEBT, less current installments (Note 7)                                                    115,097,291       115,164,922
OTHER LONG-TERM LIABILITIES (Note 16)                                                                   1,347,231         1,638,466
DEFERRED INCOME TAXES (Note 8)                                                                          1,571,087         1,487,134
COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)
SHAREHOLDERS' EQUITY (Notes 11 and 16)
       Preferred stock - par value $.10, authorized 2,500,000, no shares issued                                --                --
       Common stock - no par value, authorized 100,000,000 shares; issued and outstanding March, 2001 - 5,781,480 shares and
                 March 4, 2000 - 5,781,000 shares                                                       5,781,480         5,781,000
       Additional paid in capital                                                                      23,317,053        23,315,881
       Retained earnings                                                                                2,768,265         7,436,291
       Note Receivable-related party                                                                   (5,000,000)       (5,000,000)
                                                                                                    -------------     -------------
               Total shareholders' equity                                                              26,866,798        31,533,172
                                                                                                    -------------     -------------
               Total Liabilities and Shareholders' Equity                                           $ 160,307,874     $ 164,726,663
                                                                                                    =============     =============


          See accompanying notes to consolidated financial statements.

                              PIERRE FOODS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               FISCAL YEARS ENDED
                                                                                 -------------------------------------------------
                                                                                   MARCH 3,           MARCH 4,          MARCH 6,
                                                                                     2001              2000              1999
                                                                                 -------------     -------------     -------------
REVENUES (Note 13):
        Food processing                                                          $ 211,040,483     $ 183,502,144     $ 149,778,206
        Ham curing                                                                          --         2,096,052         7,063,625
                                                                                 -------------     -------------     -------------
                    Total operating revenues                                       211,040,483       185,598,196       156,841,831
                                                                                 -------------     -------------     -------------
COSTS AND EXPENSES:
        Costof goods sold (Note 16 - includes related party transactions totaling $12,733 and $658,826 in fiscal 2000
            and 1999, respectively)                                                133,740,149       116,024,983       101,413,313
        Selling, general and administrative expenses (Notes 11 and 16 -
            includes related party transactions totaling $4,199,591, $3,983,434
            and $2,600,529 in fiscal 2001, 2000 and 1999, respectively)             62,961,744        65,319,315        40,003,255
        Loss on sale of Mom 'n' Pop's Country Ham, LLC (Note 1)                             --         2,857,160                --
        Net (gain) loss on disposition of property, plant and equipment                 27,695           (22,038)        1,003,555
        Depreciation and amortization (Note 13)                                      6,237,969         5,661,893         4,901,356
                                                                                 -------------     -------------     -------------
                    Total costs and expenses                                       202,967,557       189,841,313       147,321,479
                                                                                 -------------     -------------     -------------
OPERATING INCOME (LOSS)                                                              8,072,926        (4,243,117)        9,520,352
                                                                                 -------------     -------------     -------------
OTHER INCOME (EXPENSE)
        Interest expense (Note 16)                                                 (13,334,022)      (14,985,577)      (12,332,248)
        Other income (expense), net  (Note 16 - includes related party income totaling $61,293, $137,364 and $152,743 in fiscal 2001,
            2000 and 1999, respectively)                                               281,600           168,959           409,095
                                                                                 -------------     -------------     -------------
                    Other expense, net                                             (13,052,422)      (14,816,618)      (11,923,153)
                                                                                 -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT                           (4,979,496)      (19,059,735)       (2,402,801)
INCOME TAX BENEFIT (Note 8)                                                            766,708         4,825,168           612,885
                                                                                 -------------     -------------     -------------
LOSS FROM CONTINUING OPERATIONS                                                     (4,212,788)      (14,234,567)       (1,789,916)
DISCONTINUED OPERATIONS (Note 1):
        Income from discontinued restaurant segment  (net of income taxes of
           $1,507,029, and $2,325,555  in fiscal 2000 and 1999, respectively)               --         2,828,367         4,285,108
        Gain on disposal of discontinued restaurant segment (net of income
           taxes of $3,968,525)                                                             --         6,801,726                --
                                                                                 -------------     -------------     -------------
                               Discontinued operations, net                                 --         9,630,093         4,285,108
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                             (4,212,788)       (4,604,474)        2,495,192
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF
        DEBT (net of income tax benefit of $258,303, $35,633 and $44,158 in
            fiscal 2001, 2000 and 1999, respectively)                                 (455,238)          (52,350)          (64,335)
                                                                                 -------------     -------------     -------------
NET INCOME (LOSS)                                                                $  (4,668,026)    $  (4,656,824)    $   2,430,857
                                                                                 =============     =============     =============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
        Loss from continuing operations                                          $       (0.73)    $       (2.45)    $       (0.30)
        Discontinued operations                                                             --              1.66              0.72
        Extraordinary loss from early extinguishment of debt                             (0.08)            (0.01)            (0.01)
                                                                                 -------------     -------------     -------------
                    Net income (loss)                                            $       (0.81)    $       (0.80)    $        0.41
                                                                                 =============     =============     =============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                              5,781,319         5,808,075         5,898,839


         See accompanying notes to consolidated financial statements.

                               PIERRE FOODS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                                          ACCUMULATED
                                                                CAPITAL IN                  RECEIVABLE        OTHER       TOTAL
                                                   COMMON       EXCESS OF      RETAINED        FROM      COMPREHENSIVE SHAREHOLDERS'
                                                   STOCK        PAR VALUE      EARNINGS     SHAREHOLDER      INCOME       EQUITY
                                                 -----------   ------------  ------------   -----------  ------------- ------------
BALANCE AT FEBRUARY 27, 1998                     $ 5,898,449   $ 23,647,020  $  9,662,258   $        --     $ 19,261   $ 39,226,988
Comprehensive income:
      Net income                                          --             --     2,430,857            --           --             --
      Realized gain on sale of available for sale
            securities (net of reclassification
            adjustments and tax of $13,094)               --             --            --            --      (19,261)            --
Total comprehensive income                                                                                                2,411,596
Common stock options exercised (15,625 shares)                                                                    --
      (Note 11)                                       15,625         65,625            --            --           --         81,250
Purchase of common stock (110,000 shares)           (110,000)      (490,022)           --            --           --       (600,022)
Issuance of common stock (2,975 shares)                2,975         29,222            --            --           --         32,197
                                                 -----------   ------------  ------------   -----------     --------   ------------

BALANCE AT MARCH 6, 1999                           5,807,049     23,251,845    12,093,115            --           --     41,152,009
Net loss and comprehensive loss                           --             --    (4,656,824)           --           --     (4,656,824)
Short swing profit reimbursement                          --         48,542            --            --           --         48,542
Loan to shareholder (Note 16)                             --             --            --    (5,000,000)          --     (5,000,000)
Common stock options exercised (39,375 shares)                                                                    --
      (Note 11)                                       39,375        165,238            --            --           --        204,613
Accelerated vesting of stock options (Note 11)            --        345,970            --            --           --        345,970
Purchase of common stock (68,024 shares)             (68,024)      (510,180)           --            --           --       (578,204)
Issuance of common stock (2,600 shares)                2,600         14,466            --            --           --         17,066
                                                 -----------   ------------  ------------   -----------     --------   ------------

BALANCE AT MARCH 4, 2000                           5,781,000     23,315,881     7,436,291    (5,000,000)          --     31,533,172
Net loss and comprehensive loss                           --             --    (4,668,026)           --           --     (4,668,026)
Issuance of common stock (480 shares)                    480          1,172            --            --           --          1,652
                                                 -----------   ------------  ------------   -----------     --------   ------------
BALANCE AT MARCH 3, 2001                         $ 5,781,480   $ 23,317,053  $  2,768,265   $(5,000,000)    $     --   $ 26,866,798
                                                 ===========   ============  ============   ===========     ========   ============

          See accompanying notes to consolidated financial statements.

                                 PIERRE FOODS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 FISCAL YEARS ENDED
                                                                                    ----------------------------------------------
                                                                                      MARCH 3,        MARCH 4,         MARCH 6,
                                                                                       2001             2000             1999
                                                                                    -----------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                               $(4,668,026)    $ (4,656,824)    $   2,430,857
                                                                                    -----------     ------------     -------------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
    Extraordinary loss on extinguishment of debt before
      income tax benefit                                                                713,541           87,983           108,493
    Depreciation and amortization                                                     6,237,969        8,199,039         8,463,851
    Amortization of deferred loan origination fees                                      570,625          899,931           620,301
    Deferred income taxes                                                               199,672            8,400           298,617
    Net (gain) loss on disposition of assets (net of writedowns)                         27,695        2,835,122         1,003,555
    Net gain on disposal of discontinued operations (Note 1)                                 --      (10,770,251)               --
    Increase (decrease) in other long-term liabilities                                 (291,235)       1,638,466                --
    Other noncash adjustments                                                             1,653          705,039          (126,278)
    Changes in operating assets and liabilities (net of effects from purchase of restaurant companies and Pierre, and net of sales of ham curing and restaurant segments) providing (using) cash:
            Receivables                                                              (1,004,642)        (287,077)       (4,815,226)
            Inventories                                                              (1,778,642)       3,301,173        (2,124,657)
            Refundable income taxes, prepaid expenses and other assets                1,302,056       (2,917,660)          148,285
            Trade accounts payable and other accrued liabilities                        769,300       (5,763,674)        5,023,953
                                                                                    -----------     ------------     -------------
              Total adjustments                                                       6,747,992       (2,063,509)        8,600,894
                                                                                    -----------     ------------     -------------
              Net cash provided by (used in) operating activities                     2,079,966       (6,720,333)       11,031,751
                                                                                    -----------     ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of net assets of Pierre Foods                                                   --               --      (119,289,571)
    Net proceeds from sale of restaurant segment (Note 1)                                    --       49,234,814                --
    Net proceeds from sale of Mom 'n' Pop's Country Ham, LLC (Note 1)                        --          147,239                --
    Proceeds from sales of assets to others                                              60,300          652,523           363,056
    Proceeds from sales of assets to other related parties                                   --           19,750            13,746
    Decrease in related party notes receivables                                         238,513          441,782           777,499
    Decrease in other notes receivables                                                      --          103,974           804,843
    Capital expenditures to related parties                                            (250,000)        (316,233)       (2,148,910)
    Capital expenditures - other                                                     (2,514,050)      (5,171,445)      (13,315,626)
    Other investing activities, net                                                          --           53,875           111,680
                                                                                    -----------     ------------     -------------
           Net cash provided by (used in) investing activities                       (2,465,237)      45,166,279      (132,683,283)
                                                                                    -----------     ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) under revolving credit agreement                             --      (29,000,000)       29,000,000
    Proceeds from issuance of long-term debt                                                 --               --       115,000,000
    Principal payments on long-term debt                                               (314,433)      (2,415,224)      (12,888,165)
    Net repayments under short-term borrowing agreements                                     --               --        (5,105,144)
    Loan origination fees                                                              (188,575)        (177,909)       (4,990,060)
    Loan to shareholder                                                                      --       (5,000,000)               --
    Purchase of common stock                                                                 --       (1,020,360)         (600,022)
    Proceeds from exercise of stock options                                                  --          204,613            81,250
                                                                                    -----------     ------------     -------------
           Net cash provided by (used in) financing activities                         (503,008)     (37,408,880)      120,497,859
                                                                                    -----------     ------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (888,279)       1,037,066        (1,153,673)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          2,701,464        1,664,398         2,818,071
                                                                                    -----------     ------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 1,813,185     $  2,701,464     $   1,664,398
                                                                                    ===========     ============     =============

          See accompanying notes to consolidated financial statements.

                               PIERRE FOODS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION, ACQUISITION AND DISCONTINUED OPERATIONS

         Description of Business. Pierre Foods, Inc. (the "Company" or "Pierre Foods," formerly known as "Fresh Foods, Inc." or "Fresh Foods") is a vertically integrated producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the domestic foodservice market. The Company sells its products through various distribution channels under the Pierre(TM), Fast Choice(R), Fast Bites(TM) and Mom 'n' Pop's(R) brand names. Prior to the sale of the ham curing business effective July 2, 1999, the Company also produced cured hams which were sold primarily through distributors to retail supermarkets under the "Mom `n' Pop's"(R) brand name. In addition, prior to the sale of the restaurant segment effective October 7, 1999, the Company owned and operated 67 restaurants and franchised an additional 36 restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts.

         Acquisition of Pierre Foods Division of Hudson Foods, Inc. On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division ("Pierre Cincinnati") of Hudson Foods, Inc. ("Hudson"), a wholly owned subsidiary of Tyson Foods. The acquisition was accounted for using the purchase method of accounting and the results of Pierre Cincinnati's operations were included in the Company's fiscal year ended March 6, 1999 consolidated statements of operations from the date of acquisition. The purchase price, which totaled $119.3 million including capitalized transaction costs was allocated to the net underlying assets based on their respective fair values. Costs associated with the acquisition totaling $1.5 million were capitalized as part of the transaction. The acquisition price was allocated as follows (in millions):

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

         Following is selected unaudited pro forma combined results of operations for the fiscal year ended March 6, 1999, assuming that the two companies had been combined for accounting purposes as of the beginning of fiscal 1999. All necessary adjustments based on the allocated purchase price of net assets acquired and eliminations for transactions between the Company and Pierre Cincinnati have been reflected in the pro forma calculations. However, the pro forma amounts are not necessarily indicative of the actual results of operations had the two companies been combined at the beginning of the year presented.

                                                               Fiscal Year Ended
                                                 ------------------------------------------------
                                                                March 6, 1999
                                                 (Unaudited, In Thousands, Except Per Share Data)
        Total operating revenues                               $  185,719
        Operating income                                           11,150
        Loss from continuing operations                        $   (3,795)

        Loss per share from continuing operations -
               basic and diluted                               $     (.65)


         Disposition of Mom `n' Pop's Country Ham, LLC. Effective July 2, 1999, the Company sold Mom `n' Pop's Country Ham, LLC, its ham curing business, to the management group of that subsidiary that includes the Chairman of the Board for $995,000. Under the terms of the sale agreement, the Company received cash of $9,950 and an 8%, unsecured $985,050 note, due December 31, 1999. In addition, the Company agreed to provide an 8%, $500,000 unsecured working capital line of credit through December 31, 1999. As part of the sale transaction, the Company, on behalf of Mom `n' Pop's Country Ham, LLC, paid $490,178 for a non-compete and consulting agreement with a former executive officer of the subsidiary. In addition, the executive officer received severance benefits totaling $357,583 as a result of the disposal of this business. As a result of this sale, the Company recorded a loss on disposition of $2,857,160. At March 4, 2000, all outstanding principal amounts and accrued interest under the note and working capital line were paid in full. The ham curing business did not qualify for discontinued operations presentation.

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

         Net revenues and income from discontinued operations are as follows:


                                                March 4, 2000         March 6, 1999
                                                -------------         -------------
Net operating revenues                           $59,583,905          $101,440,315
                                                 -----------          ------------

Operating profit                                   4,502,401             7,161,985
Other expense, net                                   167,005               551,322
Income tax provision                               1,507,029             2,325,555
                                                 -----------          ------------

Income from discontinued
     restaurant segment                          $ 2,828,367          $  4,285,108
                                                 -----------          ------------

Pretax gain on disposal of
     discontinued restaurant
     segment                                     $10,770,251          $         --

Income tax provision                               3,968,525                    --
                                                 -----------          ------------

Gain on disposal of
     discontinued restaurant
     segment                                     $ 6,801,726          $         --
                                                 ===========          ============

         Corporate Reorganization. On December 31, 1999, the Company completed a reorganization which merged Pierre Foods, LLC (Pierre Cincinnati) and Pierre Leasing, LLC into Fresh Foods, Inc. In July 2000, the Company changed its name to "Pierre Foods, Inc." Subsequent to the reorganization in 1999, Fresh Foods Properties, LLC is the only subsidiary of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The accompanying consolidated financial statements include Pierre Foods, Inc. and subsidiaries. All intercompany transactions have been eliminated.

         Fiscal Year. The Company reports the results of operations using a 52-53 week basis. As a result of the Pierre acquisition, described in Note 1, the Company changed its interim fiscal periods to conform with standard food processing industry interim periods. Each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. Prior to the change in interim periods the Company reported the results of operations based on quarters of 12, 12, 12 and 16 weeks. In order to adopt this new interim calendar, the fiscal year ended March 6, 1999 contains 53 weeks. Fiscal 2001 and fiscal 2000 represent 52 week periods.

         The Company's fiscal year ended March 3, 2001 is referred to herein as "fiscal 2001," its fiscal year ended March 4, 2000 is referred to herein as "fiscal 2000," and its fiscal year ended March 6, 1999 is referred to herein as "fiscal 1999."

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

         The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis, and determined no impairment charge was necessary at March 3, 2001.

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

         Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense included in continuing operations for fiscal 2001, fiscal 2000 and fiscal 1999 was $891,173, $994,334 and $435,976 respectively.

         Research and Developments. The Company expenses research and development costs as incurred. Research and development expense included in continuing operations for fiscal 2001, fiscal 2000 and fiscal 1999 was $464,594, $354,322 and $301,674 respectively.

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

         Reclassifications. Financial statements for fiscal 2000 and fiscal 1999 have been reclassified, where applicable, to conform to the financial statement presentation used in fiscal 2001.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates at March 3, 2001 and March 4, 2000 include sales discounts and promotional allowances, inventory reserves, insurance reserves, and useful lives assigned to intangible assets. Actual results could differ from those estimates.

         New Accounting Pronouncement In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the provisions of these statements in the first quarter of the fiscal year ending March 2, 2002. The adoption of this new standard did not have a material impact on the financial condition, results of operations or cash flows of the Company.

         In June 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the applicable provisions of SAB 101 during fiscal 2001. The impact of adopting the provisions of SAB 101 was not material.

3.       ACCOUNTS AND NOTES RECEIVABLE

         Accounts and notes receivable consist of the following:

                                                                                                 March 3,               March 4,
                                                                                                  2001                    2000
                                                                                               -----------            -----------
         Accounts receivable:
             Trade accounts receivable (less allowance for doubtful receivables of
                $244,881 and $114,661 at March 3, 2001 and March 4, 2000)                      $17,802,086            $16,398,631
             Franchisees                                                                                --                 50,000
             Other                                                                                 395,816                681,190
                                                                                               -----------            -----------
                                                                                                18,197,902             17,129,821
             Related parties (Note 16)                                                             229,551                292,990
                                                                                               -----------            -----------
                     Total accounts receivable                                                 $18,427,453            $17,422,811
                                                                                               ===========            ===========

         Notes receivable:
             Related parties; interest rates 8.25% to 9.0%  (Note 16)                          $   705,493            $   857,949
             Less current portion                                                                       --                152,456
                                                                                               -----------            -----------
             Noncurrent notes receivable - related parties                                         705,493                705,493
                                                                                               -----------            -----------

             Notes receivable - other; interest rates 8.5% to 9.5%                                      --                 86,057
             Less current portion                                                                       --                 86,057
                                                                                               -----------            -----------
             Noncurrent notes receivable - other                                                        --                     --
                                                                                               -----------            -----------
                     Total noncurrent notes receivable                                         $   705,493            $   705,493
                                                                                               ===========            ===========

           See Note 16 regarding a $5,000,000 note receivable from a significant shareholder presented as a reduction of shareholders' equity.

4.       INVENTORIES

         A summary of inventories, by major classification, follows:

                                                                                                March 3,                March 4,
                                                                                                  2001                    2000
                                                                                               -----------            -----------
         Manufacturing supplies                                                                $ 1,189,481            $ 1,149,107
         Raw materials                                                                           4,404,820              3,857,801
         Work in process                                                                             4,281                     --
         Finished goods                                                                         21,205,481             20,018,513
                                                                                               -----------            -----------
                 Total                                                                         $26,804,063            $25,025,421
                                                                                               ===========            ===========

5.       PROPERTY, PLANT AND EQUIPMENT

         The major components of property, plant and equipment are as follows:

                                                                            Estimated          March 3,           March 4,
                                                                           Useful Life           2001               2000
                                                                          ------------       ------------       ------------
         Land                                                                                $  1,270,025       $  1,270,025
         Land improvements                                                 10-20 years            382,304            382,304
         Buildings                                                         20-40 years         16,073,803         15,661,100
         Leasehold improvements                                             5-20 years            670,143            660,598
         Machinery and equipment                                            5-20 years         28,459,116         27,770,877
         Machinery and equipment under capital leases                       5-15 years            630,650            763,517
         Furniture and fixtures                                             5-15 years          4,031,735          3,451,153
         Automotive equipment                                                2-5 years            487,504            472,307
         Construction in progress                                                                 636,828            279,891
                                                                                             ------------       ------------
         Total                                                                                 52,642,108         50,711,772
         Less accumulated depreciation and amortization                                        17,725,615         14,926,953
                                                                                             ------------       ------------
         Property, plant and equipment, net                                                  $ 34,916,493       $ 35,784,819
                                                                                             ============       ============

6.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                                  March 3,               March 4,
                                                                                                    2001                   2000
                                                                                                ------------           ------------
         Trade name                                                                             $ 44,340,000           $ 44,340,000
         Less accumulated amortization                                                            (4,053,364)            (2,575,364)
                                                                                                ------------           ------------
                 Total                                                                          $ 40,286,636           $ 41,764,636
                                                                                                ============           ============

         Excess of cost over fair value of net assets of businesses acquired                    $ 30,678,287           $ 30,678,287
         Less accumulated amortization                                                            (2,807,173)            (1,784,564)
                                                                                                ------------           ------------
                 Total                                                                          $ 27,871,114           $ 28,893,723
                                                                                                ============           ============

         Assembled workforce                                                                    $  2,893,000           $  2,893,000
         Less accumulated amortization                                                              (529,044)              (336,064)
                                                                                                ------------           ------------
                 Total                                                                          $  2,363,956           $  2,556,936
                                                                                                ============           ============

7.       FINANCING ARRANGEMENTS

         Long-term debt is comprised of the following:

                                                                                               March 3,               March 4,
                                                                                                 2001                   2000
                                                                                             -------------          -------------
         10.75% Senior Notes, interest payable on June 1 and December 1 of
           each year, maturing on June 1, 2006                                               $ 115,000,000          $ 115,000,000

         9.25% to 11.5% capitalized lease obligations maturing
           2004 (Note 9)                                                                           164,922                479,355
                                                                                             -------------          -------------
              Total long-term debt                                                             115,164,922            115,479,355
              Less current installments                                                             67,631                314,433
                                                                                             -------------          -------------
         Long-term debt, excluding current installments                                      $ 115,097,291          $ 115,164,922
                                                                                             =============          =============

         The Senior Notes are unsecured obligations of the Company, unconditionally guaranteed on a senior unsecured basis by all existing subsidiaries of the Company, subject to certain financial and non-financial covenants. At March 3, 2001, the Company was in compliance with all covenants under the Senior Notes.

         Effective May 24, 2000, the Company obtained a three-year variable rate $25 million revolving credit facility which provides that the Company will be able to borrow up to an amount (including standby letters of credit up to $5.0 million) equal to the lesser of $25.0 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under the revolving credit facility may be used for general working capital needs. In addition, the Company is required to meet certain financial covenants regarding net worth, cash flow and restricted payments, including a restriction against dividend payouts.

         Effective May 30, 2000 the Company terminated a $75 million credit facility which resulted in the recognition of an extraordinary loss of $455,238, net of income taxes of $258,303.

         The average rate on the $25 million revolving line of credit was 9.41% for the fiscal year ended March 3, 2001. The average rate on the $75 million revolving line of credit was 8.27% for the fiscal year ended March 4, 2000, and 8.26% for the fiscal year ended March 6, 1999.

         Long-term debt maturities, including capital leases (Note 9), subsequent to March 3, 2001, are as follows:

          Fiscal Year                                                                             Amount
          -----------                                                                         -------------
          2002                                                                                $      67,631
          2003                                                                                       49,686
          2004                                                                                       46,066
          2005                                                                                        1,539
          2006                                                                                  115,000,000
                                                                                              -------------
               Total                                                                          $ 115,164,922
                                                                                              =============

8.       INCOME TAXES

         The income tax benefit attributable to continuing operations is summarized as follows:

                                                                                      FISCAL YEARS ENDED
                                                                --------------------------------------------------------------
                                                                   MARCH 3,                  MARCH 4,               MARCH 6,
                                                                     2001                      2000                   1999
                                                                ------------               ------------           ------------
         Current:
             Federal                                            $ (1,201,123)              $ (5,477,218)          $    788,314
             State                                                   (23,557)                   191,094                (87,467)
                                                                ------------               ------------           ------------
                Total current                                     (1,224,680)                (5,286,124)               700,847
                                                                ------------               ------------           ------------

         Deferred:
             Federal                                                 675,159                   (404,262)            (1,427,927)
             State                                                  (217,187)                   865,218                114,195
                                                                ------------               ------------           ------------
                Total deferred                                       457,972                    460,956             (1,313,732)
                                                                ------------               ------------           ------------
                Total benefit                                   $   (766,708)              $ (4,825,168)          $   (612,885)
                                                                ============               ============           ============

         Actual income tax benefits are different from amounts computed by applying a statutory federal income tax rate to loss before income tax from continuing operations. The computed amount is reconciled to total income tax benefit from continuing operations as follows:

                                                                               FISCAL YEARS ENDED
                                              -------------------------------------------------------------------------------------
                                                   MARCH 3, 2001                MARCH 4, 2000                  MARCH 6, 1999
                                              ----------------------        ----------------------        -------------------------

                                                              PERCENT OF                   PERCENT OF                    PERCENT OF
                                                AMOUNT       PRETAX LOSS      AMOUNT      PRETAX LOSS       AMOUNT      PRETAX LOSS
                                              ----------     -----------    ----------    -----------     ----------    -----------
Computed benefit at statutory rate            $(1,693,028)     (34.0)%      $(6,480,310)     (34.0)%      $ (816,952)      (34.0)%
Tax effect resulting from:
      State income taxes, net of
          federal tax benefit                   (158,889)       (3.2)           790,493        4.1            17,641         0.7
      Compensation limitation                    442,000         8.9            833,752        4.4                --          --
      Meals and entertainment                    117,368         2.4             90,648        0.5           138,962         5.8
      Other permanent differences                525,841        10.5            (59,751)      (0.3)           47,464         2.0
                                              ----------       -----        -----------      -----        ----------       -----
      Income tax benefit                      $ (766,708)      (15.4)%      $(4,825,168)     (25.3)%      $ (612,885)      (25.5)%
                                              ==========       =====        ===========      =====        ==========       =====

         The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred income tax assets and liabilities for fiscal 2001 and fiscal 2000 is as follows:

                                                         MARCH 3, 2001                                MARCH 4, 2000
                                            ----------------------------------------     ----------------------------------------
                                              ASSETS       LIABILITIES      TOTAL          ASSETS       LIABILITIES      TOTAL
                                            ----------     -----------    ----------     ----------     -----------    ----------
Current:
    Allowance for doubtful receivables      $   45,822     $        --    $   45,822     $   56,037     $        --    $   56,037
    Inventory                                  811,625              --       811,625        852,219              --       852,219
    Accrued promotional expense                751,394              --       751,394        684,792              --       684,792
    Accrued vacation pay                       410,265              --       410,265        378,650              --       378,650
    Reserve for returns                         35,721              --        35,721         73,743              --        73,743
    Reserves - other                            34,281              --        34,281         58,195              --        58,195
    Prepaid expenses                                --        (168,178)     (168,178)            --         (91,239)      (91,239)
    Accrued bonus                              107,809              --       107,809         48,534              --        48,534
    Accrued worker's compensation              128,937              --       128,937        144,992              --       144,992
    Other                                       16,966              --        16,966         84,438              --        84,438
                                            ----------     -----------    ----------     ----------     -----------    ----------
                   Total current             2,342,820       (168,178)     2,174,642      2,381,600         (91,239)    2,290,361
                                            ----------     -----------    ----------     ----------     -----------    ----------

Noncurrent:
    Property, plant and equipment                   --      (3,332,260)   (3,332,260)            --      (2,476,686)   (2,476,686)
    Consulting agreements                      517,359              --       517,359        608,976              --       608,976
    Goodwill amortization                                   (2,675,410)   (2,675,410)            --      (1,620,144)   (1,620,144)
    General business credit
      carryforward                           1,070,799              --     1,070,799        932,546              --       932,546
    Alternative minimum tax credit
      carryforward                             654,317              --       654,317        295,847              --       295,847
    Federal loss carryforward                1,427,658              --     1,427,658        728,369              --       728,369
    State loss carryforward                    528,718              --       528,718         28,934              --        28,934
    Other                                      237,732              --       237,732         15,024              --        15,024
                                            ----------     -----------    ----------     ----------     -----------    ----------
                   Total noncurrent          4,436,583      (6,007,670)   (1,571,087)     2,609,696      (4,096,830)   (1,487,134)
                                            ----------     -----------    ----------     ----------     -----------    ----------
                   Total current and
                     noncurrent             $6,779,403     $(6,175,848)   $  603,555     $4,991,296     $(4,188,069)   $  803,227
                                            ==========     ===========    ==========     ==========     ===========    ==========

         At March 3, 2001, federal and state operating loss carryovers of approximately $4,200,000 and $10,600,000, respectively, are available to offset future federal and state taxable income. The carryover periods range from five to twenty years, which will result in expirations of varying amounts beginning in fiscal 2006 and continuing through fiscal 2021.

         No valuation allowance has been provided as of March 3, 2001 because management believes that it is more likely than not that the deferred tax assets will be realized.

9.       LEASED PROPERTIES

         The Company operates certain machinery and equipment under leases classified as capital leases. The machinery and equipment leases have original terms ranging from one to eight years. The assets covered under these leases have carrying values of $279,034, $394,810 and $1,022,457 at March 3, 2001,
March 4, 2000 and March 6, 1999, respectively.

         Certain machinery and equipment are under operating leases with terms that are effective for varying periods until 2006. Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee. Leases with related parties are discussed in Note 16.

         At March 3, 2001, minimum rental payments required under operating and capital leases are summarized as follows:

                                                                               Operating Leases
                                                 ---------------------------------------------------------------------------------
                                                                   Minimum
                                                    Minimum        Sublease                            Capital
      Fiscal Year                                  Payments        Receipts           Total             Leases            Total
      -----------                                -----------      ----------       -----------        ---------        -----------
      2002                                       $   729,655      $  (34,260)      $   695,395        $  79,739        $   775,134
      2003                                           536,769         (34,260)          502,509           56,980            559,489
      2004                                           499,464         (34,260)          465,204           48,582            513,786
      2005                                           471,078         (34,260)          436,818            1,563            438,381
      2006                                           119,723         (34,260)           85,463                -             85,463
      Later years                                    258,000         (68,520)          189,480                -            189,480
                                                 -----------      ----------       -----------        ---------        -----------
      Total minimum lease payments               $ 2,614,689      $ (239,820)      $ 2,374,869          186,864        $ 2,561,733
                                                 ===========      ==========       ===========                         ===========
      Less amount representing interest                                                                 (21,942)
                                                                                                      ---------
      Present value of minimum lease
         payments under capital leases
         (Note 7)                                                                                     $ 164,922
                                                                                                      =========

         Rental expense charged to continuing operations is as follows:

                                                                                           Fiscal Year Ended
                                                                    -------------------------------------------------------------
                                                                      March 3,                  March 4,                 March 6,
                                                                        2001                      2000                     1999
                                                                    -----------                -----------              ---------
         Real estate                                                $   185,103                $   251,340              $ 147,756
         Equipment                                                      998,012                    808,164                738,622
                                                                    -----------                -----------              ---------
         Total                                                      $ 1,183,115                $ 1,059,504              $ 886,378
                                                                    ===========                ===========              =========

10.      EMPLOYEE BENEFITS

         On March 1, 1994, the Company established an employee stock purchase plan through which employees, after meeting minimum eligibility requirements, may contribute up to 10% of their base earnings toward the purchase of the Company's common stock. The plan provides that the Company will make matching contributions of 25% of the employee's contribution. Participation in the plan is voluntary. All contributions are funded monthly and vest immediately. The Company's contributions to the plan included in continuing operations totaled $11,699, $82,707 and $5,937 in fiscal 2001, 2000 and 1999, respectively.
Effective June 16, 2000, the Company terminated the plan. During fiscal 2001, the plan assets, comprised of the Company's common stock and cash, totaling approximately $230,000 were distributed to plan participants based on their respective account balances.

         The Company maintains a 401(k) Retirement Plan for its employees which provides that the Company will make a matching contribution of up to 50% of an employee's voluntary contribution, limited to the lesser of 4% of that employee's annual compensation or $10,500 for fiscal 2001. Effective July 3, 2000, the Company increased its matching contribution from the lesser of 4% to the lesser of 5% of that employee's annual compensation or $10,500 for fiscal 2001. The Company's contributions included in continuing operations were $396,883, $352,773 and $243,578 in fiscal 2001, 2000 and 1999, respectively.

         The Company provides employee health insurance benefits to employees. During fiscal 2001, 2000 and 1999, benefits were provided through both fully insured and self insurance group medical plans which are partially funded by the Company. During fiscal 2000 and 1999, benefits were also provided through a Voluntary Employee Benefit Association ("VEBA") which is partially funded by the Company. During fiscal 2001, 2000 and 1999, contributions included in continuing operations were $1,789,926, $1,844,874 and $2,126,292, respectively.

         Effective August 1, 2000, the Company adopted the Pierre Foods, Inc. Compensation Exchange Plan. The Plan is a non-qualified deferred compensation plan in which eligible participants consist of highly compensated employees and the Company's Board of Directors. As of March 3, 2001, cash contributions to the Plan total $56,167.

11.      CAPITAL STOCK

STOCK OPTIONS

         The Company's 1987 Incentive Stock Option Plan, as amended, provides for the issuance of up to 625,000 shares of the Company's common stock to key employees, including officers of the Company. The Company may grant Incentive Stock Options ("ISOs") or nonqualified stock options to eligible employees. Stock options granted under this plan have terms of ten years, vest evenly over five years, and are assigned an exercise price of not less than the fair value on the date of grant. At March 3, 2001, no options were outstanding under this Plan.

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

         A summary of the changes in shares under option and the weighted-average exercise prices for these Plans follows:

                                                                          1987 AND 1997 INCENTIVE         1987 AND 1997 SPECIAL
                                                                             STOCK OPTION PLANS             STOCK OPTION PLANS
                                                                       -----------------------------   ----------------------------
                                                                                         WEIGHTED                       WEIGHTED
                                                                                          AVERAGE                        AVERAGE
                                                                         SHARES       EXERCISE PRICE     SHARES      EXERCISE PRICE
                                                                       ----------     --------------   ----------    --------------
         Balance at February 27, 1998 ..........................          367,739        $ 11.92        1,050,000        $ 13.99
              Forfeited or cancelled * .........................         (617,285)         15.47       (1,075,000)         16.00
              Issued * .........................................        1,077,969          11.93        1,275,000          11.36
              Exercised ........................................          (15,625)          5.20               --             --
                                                                       ----------                      ----------
         Balance at March 6, 1999 ..............................          812,798           9.37        1,250,000           9.50
              Forfeited or cancelled ...........................         (457,919)          9.07       (1,000,000)         10.27
              Issued ...........................................          166,671           5.76               --             --
              Exercised ........................................          (39,375)          5.20               --             --
                                                                       ----------                      ----------
         Balance at March 4, 2000 ..............................          482,175           8.75          250,000           6.84
              Forfeited or cancelled ...........................         (246,375)          8.12          (12,500)          2.90
              Issued ...........................................           25,000           2.00               --             --
                                                                       ----------                      ----------
         Balance at March 3, 2001 ..............................          260,800        $  8.52          237,500        $  7.04
                                                                       ==========                      ==========

* Includes 584,402 Incentive Stock Options and 1,075,000 Special Stock Options repriced on August 27, 1998.

         A summary of the range of weighted average exercise prices and weighted average remaining contractual lives for options outstanding under the Plans at March 3, 2001 is as follows:

                                                                               WEIGHTED                                AVERAGE
                                                                                AVERAGE              SHARES          CONTRACTUAL
                                                                            EXERCISE PRICE        OUTSTANDING            LIFE
                                                                            --------------        -----------        -----------
         1987 and 1997 Special Stock Option Plans ......................       $  3.20               112,500           10 months
                                                                               $ 10.50               125,000           86 months
                                                                                                   ---------

                                                                                                     237,500
                                                                                                   =========

         1987 and 1997 Incentive Stock Option Plans ....................       $ 10.50               185,000           87 months
                                                                               $  5.13                22,500           94 months
                                                                               $  5.75                25,000           97 months
                                                                               $  5.38                 1,500           99 months
                                                                               $  6.75                 1,800          105 months
                                                                               $  2.00                25,000          113 months
                                                                                                   ---------

                                                                                                     260,800
                                                                                                   =========

         A summary of the number of shares exercisable and the weighted average exercise price at March 3, 2001 is as follows:

                                                                                                                        WEIGHTED
                                                                                                SHARES                   AVERAGE
                                                                                             OUTSTANDING             EXERCISE PRICE
                                                                                             -----------             --------------
         1997 Special Stock Option Plan .............................                          112,500                  $  3.20
                                                                                               125,000                  $ 10.50
                                                                                              --------                  -------
                                                                                               237,500                  $  7.04
                                                                                              ========                  =======

         1997 Incentive Stock Option Plan ...........................                          123,209                  $  9.41
                                                                                              ========                  =======

         The Company accounts for its stock option plans using the intrinsic value based method. Accordingly, no compensation expense was recognized for stock-based compensation relating to options granted in fiscal 2001, 2000, and 1999 since the exercise price of the options approximated the fair market value on the date of grant. Had compensation for stock options granted been determined using the fair value based method, the Company's net income (loss) and net income (loss) per common share amounts for fiscal 2001, 2000, and 1999 would approximate the following pro forma amounts:

                                                              FISCAL YEARS ENDED
                                           ----------------------------------------------------------------------------------------
                                                 MARCH 3, 2001                  MARCH 4, 2000                   MARCH 6, 1999
                                           --------------------------    ----------------------------    --------------------------
                                           AS REPORTED     PRO FORMA     AS REPORTED       PRO FORMA     AS REPORTED     PRO FORMA
                                           -----------    -----------    ------------    ------------    -----------    -----------
Loss from continuing operations            $(4,212,788)   $(4,489,924)   $(14,234,567)   $(15,363,122)   $(1,789,916)   $(3,743,044)
Income from discontinued operations                 --             --       9,630,093       9,051,558      4,285,108      4,016,347
Extraordinary loss                            (455,238)      (455,238)        (52,350)        (52,350)       (64,335)       (64,335)
                                           -----------    -----------    ------------    ------------    -----------    -----------
Net income (loss)                          $(4,668,026)   $(4,945,162)   $ (4,656,824)   $ (6,363,914)   $ 2,430,857    $   208,968
Net income (loss) per common share --
       basic and diluted:
   Loss from continuing operations         $     (0.73)   $     (0.78)   $      (2.45)   $      (2.65)   $     (0.30)   $     (0.63)
   Income from discontinued operations              --             --            1.66            1.56           0.72           0.68
   Extraordinary loss                            (0.08)         (0.08)          (0.01)          (0.01)         (0.01)         (0.01)
                                           -----------    -----------    ------------    ------------    -----------    -----------
   Net income (loss)                       $     (0.81)   $     (0.86)   $      (0.80)   $      (1.10)   $      0.41    $      0.04
Weighted average fair value of the
       options                                                   5.02                            6.04                          5.18

         The fair value of options granted under the Company's stock option plans during fiscal 2001, 2000, and 1999 were estimated on the date of grant using the Black-Scholes option pricing model.

         The weighted-average assumptions used were as follows:

                                                                                   MARCH 3, 2001    MARCH 4, 2000   MARCH 6, 1999
                                                                                  --------------    -------------   -------------
Dividend yield ..............................................................             --              --               --
Expected volatility .........................................................           73.9%           62.6%            66.6%
Risk free interest rate .....................................................            4.1%            6.0%             5.0%
Expected lives ..............................................................            3.5             3.5              3.5

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

PREFERRED STOCK

         The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $.10 per share in one or more series. All rights and preferences of each series are to be established by the Company prior to issuance. There are no issues of this class of stock outstanding as of March 3, 2001.

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

                                                        March 3, 2001
                                            ------------------------------------
                                            Carrying Amount          Fair Value
                                            ---------------        -------------
Assets:
  Cash and cash equivalents                 $   1,813,185          $  1,813,185
  Accounts receivable                          18,427,453            18,427,453
  Notes receivable                                705,493               705,493

Liabilities:
  Accounts payable                              5,368,066             5,368,066
  Long-term debt (excluding capital leases)   115,000,000            41,975,000

Equity:
  Receivable from shareholder                   5,000,000             5,000,000

                                                        March 4, 2000
                                            ------------------------------------
                                            Carrying Amount          Fair Value
                                            ---------------        -------------
Assets:
  Cash and cash equivalents                 $   2,701,464           $ 2,701,464
  Accounts receivable                          17,422,811            17,422,811
  Notes receivable                                944,006               944,006

Liabilities:
  Accounts payable                              5,493,168             5,493,168
  Long-term debt (excluding capital leases)   115,000,000            63,250,000

Equity:
  Receivable from shareholder                   5,000,000             5,000,000

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

13.      MAJOR BUSINESS SEGMENTS

         Food Processing: Pursuant to the acquisition of Pierre Cincinnati, the Company produces beef, poultry and pork products that typically are custom-developed to meet specific customer requirements. These products are (i) sold to foodservice customers such as restaurant chains, schools and healthcare providers, (ii) sold through various distribution channels, including warehouse clubs and grocery stores, or (iii) combined with specialty breads to produce microwaveable sandwiches that are sold through other foodservice channels such as convenience stores, vending machines, warehouse clubs and grocery stores. Prior to the acquisition of Pierre, the Company produced a variety of biscuits, yeast rolls and other flour-based products, sold primarily under the "Mom 'n' Pop's" brand name to institutional buyers, vending companies, delicatessens and supermarkets. The inclusion of Pierre Cincinnati's operations in fiscal 1999 (see Note 1) results in increases in every revenue and expense category compared with p

         Ham Curing: Prior to the sale of Mom 'n' Pop's Country Ham, LLC, effective July 2, 1999, the Company produced whole cured hams, packaged cured ham slices, pre-portioned ham for portion control customers, and various "side meat" products. A portion of ham production was sold directly or through distributors to retail supermarkets under the "Mom 'n' Pop's" brand name, primarily in North Carolina, South Carolina, Virginia, Tennessee, Alabama and Georgia. The remainder of production was sold to institutional food distributors.

         During fiscal 2000 and 1999, corporate expenses related to the management of the food processing, restaurant and ham curing segments are excluded from profit for reportable segments. During fiscal 2001, subsequent to the sales of the restaurant segment and ham curing business, corporate expenses are included in food processing profit for reportable segments.

         The following tables set forth revenue and operating profit by segment included in continuing operations: Food Ham Processing Curing Total

                                                                                    FOOD             HAM
                                                                                 PROCESSING         CURING             TOTAL
                                                                                ------------      -----------       ------------
Fiscal 2001:
     Revenues from external customers                                           $211,040,483      $        --       $211,040,483
     Depreciation and amortization                                                 6,237,969               --          6,237,969
     Segment profit                                                                8,072,926               --          8,072,926
     Segment assets                                                              160,307,874               --        160,307,874
     Expenditures for capital assets                                               2,764,050               --          2,764,050

Fiscal 2000:
     Revenues from external customers                                           $183,502,144      $ 2,096,052       $185,598,196
     Depreciation and amortization                                                 5,419,582           95,488          5,515,070
     Segment profit (loss)                                                        15,330,661         (268,767)        15,061,894
     Segment assets                                                              143,236,471               --        143,236,471
     Expenditures for capital assets                                               4,318,863               --          4,318,863

Fiscal 1999:
     Revenues from external customers                                           $149,778,206      $ 7,063,625       $156,841,831
     Intersegment revenues (1)                                                            --           25,532             25,532
     Depreciation and amortization                                                 4,450,616          340,966          4,791,582
     Segment profit (loss)                                                        18,183,964          (87,556)        18,096,408
     Segment assets                                                              150,857,914        4,012,412        154,870,326
     Expenditures for capital assets                                               4,085,653          498,290          4,583,943

(1) Intersegment sales are recorded on prevailing prices and relate solely to the food processing and ham curing segments.

                                                                                                FISAL YEARS ENDED
                                                                               ---------------------------------------------------
                                                                               MARCH 3, 2001      MARCH 4, 2000      MARCH 6, 1999
                                                                               -------------      -------------      -------------
Revenues:
     Total revenues from reportable segments                                    $211,040,483       $185,598,196       $156,867,363
     Elimination of intersegment revenues                                                 --                 --            (25,532)
                                                                                ------------       ------------       ------------
         Total consolidated revenues                                            $211,040,483       $185,598,196       $156,841,831
                                                                                ============       ============       ============

                                                                                                FISAL YEARS ENDED
                                                                               ---------------------------------------------------
                                                                               MARCH 3, 2001      MARCH 4, 2000      MARCH 6, 1999
                                                                               -------------      -------------      -------------
Profit or Loss:
     Total profit for reportable segments                                       $  8,072,926       $ 15,061,894       $ 18,096,408
     Corporate expenses                                                                   --        (16,447,851)        (8,576,056)
     Loss on sale of Mom 'n Pop's Country Ham, LLC                                        --         (2,857,160)                --
     Interest and other expense, net                                             (13,052,422)       (14,816,618)       (11,923,153)
                                                                                ------------       ------------       ------------
         Loss from continuing operations before income tax benefit              $ (4,979,496)      $(19,059,735)      $ (2,402,801)
                                                                                ============       ============       ============

Assets:
     Total assets for reportable segments                                       $160,307,874       $143,236,471       $154,870,326
     Corporate and discontinued restaurant segment assets                                 --         21,490,192         62,118,697
                                                                                ------------       ------------       ------------
         Consolidated total                                                     $160,307,874       $164,726,663       $216,989,023
                                                                                ============       ============       ============

                                                                                 SEGMENT                     CONSOLIDATED
                                                                                  TOTALS       CORPORATE       TOTAL(1)
                                                                                ----------     ---------     ------------
Other Significant Items:
Fiscal 2001:
     Expenditures for capital assets                                            $2,764,050      $     --      $2,764,050
     Depreciation and amortization                                               6,237,969            --       6,237,969

Fiscal 2000:
     Expenditures for capital assets                                            $4,318,863      $690,544      $5,009,407
     Depreciation and amortization                                               5,515,070       146,823       5,661,893

Fiscal 1999:
     Expenditures for capital assets                                            $4,583,943      $777,027      $5,360,970
     Depreciation and amortization                                               4,791,582       109,774       4,901,356

(1) Excludes discontinued restaurant segment expenditures for assets and depreciation and amortization.


Sales by major product line are as follows:

                                                                                                FISAL YEARS ENDED
                                                                               ---------------------------------------------------
                                                                               MARCH 3, 2001      MARCH 4, 2000      MARCH 6, 1999
                                                                               -------------      -------------      -------------
Food Processing
    Fully-cooked protein products                                               $115,330,520       $107,001,251       $ 89,886,921
    Microwaveable sandwiches                                                      88,425,039         68,500,800         52,392,376
    Bakery and other products                                                      7,284,924          8,000,093          7,498,909
                                                                                ------------       ------------       ------------
         Total food processing revenues                                         $211,040,483       $183,502,144       $149,778,206
                                                                                ============       ============       ============
Ham Curing
      Sliced hams                                                               $         --       $  1,530,118       $  4,944,538
      Whole hams                                                                          --            565,934          2,119,087
                                                                                ------------       ------------       ------------
         Total ham curing revenues                                              $         --       $  2,096,052       $  7,063,625
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

         The Company provides a secured letter of credit in the amount of $1,500,000 to its insurance carrier for the underwriting of certain performance bonds. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker's compensation and general liability claims. Letters of credit for these claims totaled $500,000 in fiscal 2000 and 1999, and $360,000 during fiscal 2001. Beginning fiscal 2001, the Company also provides a secured letter of credit in the amount of $250,000 to one of its suppliers.

         The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.


15.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and net income taxes refunded is as follows:

                                           FISAL YEARS ENDED
                          ---------------------------------------------------
                          MARCH 3, 2001      MARCH 4, 2000      MARCH 6, 1999
                          -------------      -------------      -------------
Interest                   $ 12,790,175       $ 14,495,414       $  8,954,506
Income taxes               $  2,760,172       $  3,585,875       $    346,372

16.      TRANSACTIONS WITH RELATED PARTIES

Related party transactions recorded in continuing operations during fiscal 2001, 2000 and 1999 arose in connection with the following relationships:

         Under a contract with a management services company owned by certain officers and directors, as amended on December 17, 1999, the Company receives corporate management services, which include, among other things, strategic planning, investor relations, management of the Company's banking, accounting and legal relationships and general oversight. Management fees paid under this contract are in lieu of salary compensation for certain of the Company's senior executives. During fiscal 2001, 2000 and 1999, the amount paid annually under this contract was $1,300,000. In addition, during fiscal 2001, 2000 and 1999 the Company paid bonuses of $1,775,000, $1,695,522 and $375,000, respectively, to the management services company and its senior executives.

         The Company uses the services of a company in which the Company's principal shareholders have substantial ownership interests. Services provided by this company include accounting, tax and administrative services, as well as consulting services related to the development of new sales, warehousing and distribution programs. Total payments for such services were $860,000 in fiscal 2001.

         The Company has agreed to lease warehouse space from a company in which the Company's principal shareholders have substantial ownership interests. The warehouse facility currently is under construction. The lease is a ten-year term to begin the first day the facility is operational. During fiscal 2001, the Company paid $250,000 for specialized construction costs.

         During fiscal 2000 and 1999, the Company maintained comprehensive insurance coverage through an insurance agency whose owner was a principal shareholder of the Company. Payments made to this agency totaled $447,000 and $2,267,000 in fiscal 2000 and 1999, respectively.

         During fiscal 2000 and 1999, the Company maintained two notes receivable from two of its principal shareholders. During fiscal 2001, one note plus accrued interest was paid in full. The Company recorded interest income of $61,293, $137,364 and $152,743 in fiscal 2001, 2000 and 1999, respectively, on related party notes receivable.

         The Company obtains public relations, investor relations and graphic design services from a marketing services company that was owned by a current director. Payments for these services totaled $7,000, $221,000 and $529,000, during fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, the marketing services company was sold by the director.

         The Company has mutual leasing agreements with certain related individuals and with certain companies in which the Company's principal shareholders have substantial ownership interests. Total payments under such leasing agreements were $103,200, $103,200 and $51,600 during fiscal 2001, 2000 and 1999, respectively.

         Two directors have direct and indirect interests in a company with which a product licensing agreement has been signed. Under the terms of the agreement, the Company can produce and market certain products under brand names owned by the other company in exchange for royalty payments. Production of such a product began in mid-fiscal 1999. Royalties paid totaled $156,000, $120,000 and $78,000 during fiscal 2001, 2000 and 1999, respectively. During February 2001, these directors resigned their positions.

         On January 14, 2000, the Company entered into a Consulting and Noncompete Agreement with Mr. Charles F. Connor, Jr., a significant shareholder and co-founder of the Company. The agreement, which has a five-year term, provides payments of $200,000 per year and family medical insurance coverage. The net present value of payments under the agreement, including the net present value of the medical insurance coverage over the term, is estimated to be $831,000. This amount was expensed in selling, general and administrative expense during the fourth quarter of fiscal 2000, and the balance is reflected in other long-term liabilities.

         On January 6, 2000, the Company entered into a Consulting and Noncompete Agreement with Mr. L. Dent Miller, a significant shareholder, former President of Claremont Restaurant Group and former member of the Company's Board of Directors. The agreement, which has a five-year term, provides payments of $200,000 per year. The net present value of payments under the agreement is estimated to be $807,000. This amount was expensed in selling, general and administrative expense during the fourth quarter of fiscal 2000, and the balance is reflected in other long-term liabilities. Mr. Miller resigned from his position as a member of the Board of Directors of the Company, pursuant to his Consulting and Noncompete Agreement. Subsequent to fiscal 2000, Mr. Miller is no longer a shareholder or related party.

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

         During fiscal 2000, the Company replaced an existing Change in Control Agreement with the Company's former Chairman (Mr. Howard) with a Severance, Consulting, and Noncompete Agreement. Payments made to Mr. Howard under this new agreement totaled $1,389,503 and are included in continuing operations in selling, general and administrative expense.

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

Related party transactions recorded in discontinued operations during fiscal 2000 and 1999 arose in connection with the following relationships:

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

         Certain current and past officers, directors and principal shareholders of the Company had ownership interests in franchisee companies during fiscal 1999. Total franchise, royalty and other fees from related party franchise companies were $34,000 during fiscal 1999.

         Immediate family members of a current director have ownership interests in companies from which the Company purchased restaurant equipment, furnishings and supplies. Purchases from these companies totaled $13,000 and $2,555,000 during fiscal 2000 and 1999, respectively.

         The Company had mutual leasing agreements with certain related individuals and with certain companies in which the Company's principal shareholders have substantial ownership interests. Total payments under such leasing agreements were $867,800 and $1,796,400 during fiscal 2000 and 1999, respectively.

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

17.      SUBSEQUENT EVENTS

         A definitive agreement and plan of share exchange with PF Management, Inc., a management group that owns approximately 63% of the Company's outstanding common stock, was approved by the Company's Board of Directors on April 26, 2001. The agreement, also executed on April 26, 2001, calls for PF Management, Inc. to purchase for $1.21 per share, all shares of the Company's common stock owned by unaffiliated investors. The transaction requires a favorable vote by the holders of 75% of the Company's outstanding shares but does not require approval by the holders of the Company's outstanding 10 3/4% senior notes. The closing of the transaction is subject to shareholder approval, financing and other conditions typical of a management buyout.

REPORT OF MANAGEMENT

         The management of Pierre Foods, Inc. is responsible for the preparation and integrity of the consolidated financial statements of the Company. The financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company's financial position and results of operations and cash flows. The financial information contained elsewhere in this annual report is consistent with that in the financial statements. The financial statements and other financial information in this annual report include amounts that are based on management's best estimates and judgments.

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