Form 10-Q
period 2001-06-02
PIERRE FOODS INC
filed 2001-07-17
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 2, 2001

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
                      Yes   X                         No
                         -------                        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at July 1, 2001
            -----                               ---------------------------
COMMON STOCK, NO PAR VALUE                               5,781,480

                               PIERRE FOODS, INC.

                                      INDEX

                                                                       Page No.


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

  Consolidated Balance Sheets -
  June 2, 2001 and March 3, 2001......................................... 1 - 2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended June 2, 2001
  and Thirteen Weeks Ended June 3, 2000.................................  3 - 4

  Consolidated Statements of Cash Flows -
  Thirteen Weeks Ended June 2, 2001 and
  Thirteen Weeks Ended June 3, 2000.....................................  5 - 6

  Notes to Consolidated Financial
  Statements............................................................  7 - 8

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations............. 9 - 11


PART II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K...............................     12

   Signatures...........................................................     13

   Index to Exhibits....................................................     14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                              June 2, 2001         March 3, 2001
                                                                          ------------------    ------------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $               -     $       1,813,185
   Accounts receivable, net (includes related party receivables of
      $244,102 and $229,551 at June 2, 2001 and March 3, 2001,                   16,136,802            18,427,453
       respectively)
   Inventories                                                                   29,232,675            26,804,063
   Refundable income taxes                                                        2,005,908             1,292,667
   Deferred income taxes                                                          2,174,642             2,174,642
   Prepaid expenses and other current assets (includes related party
      prepaid expenses of $350,000 at June 2, 2001)                               1,488,420             1,033,015
                                                                          ------------------    ------------------

           Total current assets                                                  51,038,447            51,545,025
                                                                          ------------------    ------------------


PROPERTY, PLANT AND EQUIPMENT, NET                                               34,817,103            34,916,493
                                                                          ------------------    ------------------


OTHER ASSETS:
   Trade name, net                                                               39,917,136            40,286,636
   Excess of cost over fair value of net assets of businesses
       acquired, net                                                             27,615,462            27,871,114
   Other intangible assets, net                                                   2,315,733             2,363,956
   Notes receivable - related party                                                 705,493               705,493
   Deferred loan origination fees, net                                            2,487,191             2,619,157
                                                                          ------------------    ------------------

           Total other assets                                                    73,041,015            73,846,356
                                                                          ------------------    ------------------

           Total Assets                                                   $     158,896,565     $     160,307,874
                                                                          ==================    ==================

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

                                                                               (Unaudited)
                                                                              June 2, 2001        March 3, 2001
                                                                          -------------------  ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt                                 $           46,359    $         67,631
   Trade accounts payable                                                          5,119,728           5,368,066
   Accrued insurance                                                                  33,884              54,582
   Accrued interest                                                                   61,737           3,153,280
   Accrued payroll and payroll taxes                                               3,223,373           3,915,799
   Accrued promotions (includes related party payables of $32,833
      at March 3, 2001)                                                            1,962,609           1,926,650
   Accrued taxes (other than income and payroll)                                     769,136             584,206
   Other accrued liabilities                                                         453,553             355,253
                                                                          -------------------  ------------------

                Total current liabilities                                         11,670,379          15,425,467
                                                                          -------------------  ------------------

LONG TERM DEBT, less current installments                                        118,278,119         115,097,291
                                                                          -------------------  ------------------

OTHER LONG-TERM LIABILITIES                                                        1,270,817           1,347,231
                                                                          -------------------  ------------------

DEFERRED INCOME TAXES                                                              1,571,087           1,571,087
                                                                          -------------------  ------------------

SHAREHOLDERS' EQUITY:
   Preferred stock - par value $.10, authorized 2,500,000 shares; no
     shares issued                                                                         -                   -
   Common stock - no par value, authorized 100,000,000 shares;
     issued and outstanding June 2, 2001 - 5,781,480
     shares and March 3, 2001 - 5,781,480 shares                                   5,781,480           5,781,480
   Additional paid in capital                                                     23,317,053          23,317,053
   Retained earnings                                                               2,007,630           2,768,265
   Note receivable - related party                                                (5,000,000)         (5,000,000)
                                                                          -------------------  ------------------

                Total shareholders' equity                                        26,106,163          26,866,798
                                                                          -------------------  ------------------

                Total Liabilities and Shareholders' Equity                $      158,896,565    $    160,307,874
                                                                          ===================  ==================


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES



           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                                       --------------------
                                                                                June 2, 2001          June 3, 2000
                                                                              -----------------     -----------------


  REVENUES                                                                    $     50,825,924       $    44,333,524
                                                                              -----------------     -----------------


  COSTS AND EXPENSES:
      Cost of goods sold (includes related party transactions totaling
          $34,322 in fiscal 2001)                                                   33,256,065            29,219,497
      Selling, general and administrative expenses (includes
          related party transactions totaling $1,438,063 and
          $365,280 in fiscal 2002 and fiscal 2001, respectively)                    14,310,961            12,611,855
      Depreciation and amortization                                                  1,581,620             1,565,571
                                                                              -----------------     -----------------
                Total costs and expenses                                            49,148,646            43,396,923
                                                                              -----------------     -----------------

  OPERATING INCOME                                                                   1,677,278               936,601
                                                                              -----------------     -----------------

  OTHER INCOME (EXPENSE):

      Interest expense                                                              (3,275,357)           (3,320,592)
      Other income, net - (including interest) (includes related party income totaling $14,551 and $17,640 in fiscal 2002 and fiscal 2001,
          respectively)                                                                 76,809               118,545
                                                                              -----------------     -----------------
                   Other expense, net                                               (3,198,548)           (3,202,047)
                                                                              -----------------     -----------------

  LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM
                                                                                    (1,521,270)           (2,265,446)


  INCOME TAX BENEFIT                                                                   760,635               820,095
                                                                              -----------------     -----------------

  NET LOSS BEFORE EXTRAORDINARY ITEM                                                  (760,635)           (1,445,351)

  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (NET OF INCOME TAX
      BENEFIT OF $258,303)                                                                   -              (455,238)
                                                                              -----------------     -----------------

  NET LOSS                                                                    $       (760,635)     $     (1,900,589)
                                                                              =================     =================

RETAINED EARNINGS:
    Balance at beginning of period                                            $      2,768,265     $       7,436,291
    Net loss                                                                          (760,635)           (1,900,589)
                                                                              -----------------    ------------------
    Balance at end of period                                                  $      2,007,630     $       5,535,702
                                                                              =================    ==================


NET LOSS PER COMMON SHARE - BASIC AND DILUTED
      Loss from continuing operations                                         $           (.13)    $            (.25)
      Extraordinary loss on early extinguishment of debt                                     -                  (.08)
                                                                              -----------------    ------------------
      Net loss per share                                                      $           (.13)    $            (.33)
                                                                              =================    ==================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
      DILUTED                                                                        5,781,480             5,781,181


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   Thirteen Weeks Ended
                                                                                   --------------------
                                                                             June 2, 2001         June 3, 2000
                                                                          -------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                              $        (760,635)    $    (1,900,589)
                                                                          -------------------   -----------------

    Adjustments to reconcile net loss to net cash used in operating activities:

       Extraordinary loss on early extinguishment of debt before income
         tax benefit                                                                      -             713,541
       Depreciation and amortization                                              1,581,620           1,565,571
       Amortization of deferred loan origination fees                               131,966             173,441
       Deferred income taxes                                                              -          (1,012,755)
       Decrease in other long-term liabilities                                      (76,414)            (70,488)
       Other non-cash adjustments to earnings                                             -               1,144
       Changes in operating assets and liabilities:
         Receivables                                                              2,290,651           4,669,767
         Inventories                                                             (2,428,612)         (2,501,675)
         Refundable income taxes, prepaid expenses and other
               current assets                                                    (1,168,646)           (353,482)
         Trade accounts payable and other accrued liabilities                    (3,733,816)         (2,831,458)
                                                                          -------------------   -----------------

               Total adjustments                                                 (3,403,251)            353,606
                                                                          -------------------   -----------------

               Net cash used in operating activities                             (4,163,886)         (1,546,983)
                                                                          -------------------   -----------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Decrease in related party notes receivable                                            -             152,456
    Decrease in other notes receivable                                                    -               1,496
    Capital expenditures - other                                                   (808,855)           (292,779)
                                                                          -------------------   -----------------

               Net cash used in investing activities                               (808,855)           (138,827)
                                                                          -------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net borrowings under revolving credit agreement                             3,192,822                     -
    Principal payments on long-term debt                                          (33,266)              (91,609)
    Loan origination fees                                                               -               (84,992)
                                                                          -----------------     -----------------

               Net cash provided by (used in) financing activities              3,159,556              (176,601)
                                                                          -----------------     -----------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,813,185)           (1,862,411)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,813,185             2,701,464
                                                                          -----------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $              -      $       839,053
                                                                          =================     =================


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 2, 2001 and March 3, 2001, and the results of operations and cash flows of the Company for the thirteen weeks ended June 2, 2001, and June 3, 2000. Financial statements for the period ended June 3, 2000 ("fiscal 2001") have been reclassified, where applicable, to conform to financial statement presentation used for the period ended June 2, 2001 ("fiscal 2002").

         The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

         The results of operations for fiscal 2002 are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company's March 3, 2001 audited consolidated financial statements and notes thereto.


2.     INVENTORY

         A summary of inventories, by major classifications, follows:

                                          June 2, 2001              March 3, 2001
                                   ------------------------   ------------------------
      Manufacturing supplies        $            1,203,331     $            1,189,481
      Raw materials                              4,407,110                  4,404,820
      Work in process                                1,906                      4,281
      Finished goods                            23,620,328                 21,205,481
                                   ------------------------   ------------------------

                 Total              $           29,232,675     $           26,804,063
                                   ========================   ========================


3.     SUPPLEMENTAL CASH FLOW DISCLOSURES - CASH PAID (RECEIVED) DURING THE
       PERIOD


                                         Thirteen                      Thirteen
                                        Weeks Ended                   Weeks Ended
                                        June 2, 2001                 June 3, 2000
                                   ----------------------     ------------------------
           Interest                 $         6,234,934        $           6,254,794
                                   ======================     ========================

           Income taxes net of
                 refunds received   $           (47,397)       $            (178,955)
                                   ======================     ========================


4.     COMPREHENSIVE INCOME

         Total comprehensive loss was comprised solely of the net loss in fiscal 2002 and fiscal 2001. Comprehensive loss was $760,635 and $1,900,589 for fiscal 2002 and fiscal 2001, respectively.

5.    LONG-TERM DEBT

         Effective May 30, 2000, the Company terminated its $75 million credit facility, resulting in an extraordinary loss on early extinguishment of debt of $455,238, net of income tax benefit of $258,303.

         Effective May 24, 2000, the Company obtained a three-year variable-rate $25 million revolving credit facility. As of June 2, 2001, the Company had borrowings of approximately $3.2 million under this facility and borrowing availability of approximately $18.4 million. As of June 3, 2000, the Company had no borrowings under this facility, and borrowing availability of approximately $16.7 million. In addition, at June 2, 2001 and June 3, 2000, the Company was in compliance with the financial covenants under this facility.


6.    RECENTLY ISSUED ACCOUNTING GUIDANCE

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivative instruments as either assets or liabilities in its statement of financial position and to measure those instruments at fair value. The Company adopted SFAS No. 133 effective March 4, 2001. The adoption of this new standard did not have a material impact on the financial condition, results of operations, or cash flows of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Fiscal Quarter Ended June 2, 2001 Compared to Fiscal Quarter Ended June 3, 2000

         Revenues. Revenues increased by $6.5 million, or 14.6%, due to increases in demand in core customer channels.


         Cost of goods sold. Cost of goods sold increased by $4.0 million, or 13.8%. As a percentage of revenues, cost of goods sold decreased from 65.9% to 65.4%. This decrease primarily was due to improved production efficiencies, offset by a change in sales mix to lower margin products and increases in raw material prices.


         Selling, general and administrative. Selling, general and administrative expenses increased by $1.7 million, or 13.5%, primarily due to an increase in sales. As a percentage of revenues, selling, general and administrative expenses decreased from 28.4% to 28.2%.


         Depreciation and amortization. Depreciation and amortization expense increased 1.0% due to routine capital expenditures. As a percentage of operating revenues, depreciation and amortization decreased from 3.5% to 3.1%.


         Other expense, net. Net other expense remained constant at $3.2 million (see --- "Liquidity and Capital Resources" below).


         Income tax benefit. The effective tax rate for the fiscal quarter ended June 2, 2001 was 50.0%, as compared to 36.2% for the fiscal quarter ended June 3, 2000. The higher rate in the fiscal quarter ended June 2, 2001 was due to the effects of permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $4.2 million for the fiscal quarter ended June 2, 2001, as compared to $1.5 million for the fiscal quarter ended June 3, 2000. The primary components of the change in net cash used in operating activities were 1) a decrease in trade accounts payable and other accrued liabilities of $3.7 million; 2) an increase in inventory of $2.4 million due to the seasonal building of inventories which normally occurs during late spring and early summer to service market channels that require heavy shipments in late summer and early fall; and 3) a decrease in accounts receivable by $2.3 million.

         Net cash used in investing activities was $.8 million for the fiscal quarter ended June 2, 2001, compared to $.1 million for the fiscal quarter ended June 3, 2000, due to an increase in capital expenditures.

         Net cash provided by financing activities was $3.2 million for the fiscal quarter ended June 2, 2001, compared to net cash used in financing activities of $.2 million for the fiscal quarter ended June 3, 2000. The increase in cash provided by financing activities was due to borrowings under the revolving credit facility in fiscal 2002, which did not occur in fiscal 2001.

         The Company has a three-year $25 million revolving credit facility, under which it may borrow up to an amount (including standby letters of credit up to $5 million) equal to the lesser of $25 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under the facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company, and are secured by a first priority security interest in substantially all of the accounts receivable and inventory of the Company. In addition, the Company is required to meet certain financial covenants regarding net worth, cash flow and restricted payments, including limitations on dividend payments.

         At June 2, 2001, the Company had no cash or cash equivalents on hand, had outstanding borrowings of $3.2 million under its revolving credit facility, and had approximately $18.4 million of additional borrowing availability. At June 3, 2000, the Company had no outstanding borrowings under its revolving credit facility, and had approximately $16.7 million of availability. At June 2, 2001 and June 3, 2000, the Company was in compliance with the financial covenants under the facility, but continued compliance will depend upon future cash flows and net income, which are not assured. The Company's revolving credit facility expires by its terms on May 24, 2003.

         The Company has budgeted approximately $4.0 million for capital expenditures for the remainder of the current fiscal year. These expenditures are devoted to routine capital improvement projects and other miscellaneous expenditures and should be sufficient to maintain current operating capacity. The Company believes that funds from operations, borrowings under the $25 million revolving credit facility, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures. If the Company continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for various plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the $25 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

         The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.

SEASONALITY

         Except for sales to school districts, which represent approximately 26% of total sales and which decline during the early spring and summer and early January, there is no significant seasonal variation in sales.


MARKET RISK

         As discussed in its annual report for the fiscal year ended March 3, 2001, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at June 2, 2001 or March 3, 2001. Certain of the Company's outstanding nonderivative financial instruments at June 2, 2001 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

         The Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at June 2, 2001 have not changed materially since March 3, 2001. All long-term debt outstanding at June 2, 2001, comprised of $115.0 million of Senior Notes, $3.2 million of outstanding borrowings under the revolving credit facility and $0.1 million in capital lease obligations, was accruing interest at fixed rates. In the future, should the Company borrow funds under its existing credit facility or other long-term financing sources, a rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.


CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Certain statements made in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. As detailed in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2001, with respect to the Company these risks and uncertainties include: substantial leverage and insufficient cash flow from operations; restrictions imposed by the Company's debt instruments; management control; factors inhibiting takeover; limited secondary market for common stock; price volatility; restrictions on payment of dividends; competitive considerations; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies; dependence on key personnel; potential labor disruptions; and the effects of the pending management buyout. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              See the Index to Exhibits provided elsewhere in this report.

         (b)  Reports on Form 8-K

              A current report on Form 8-K was filed on March 30, 2001 announcing, pursuant to Item 5 of Part II of Form 8-K, a press release made that same day disclosing the existence and status of certain management buyout negotiations.

              A press release was issued and filed under cover of Schedule 14A on April 27, 2001 announcing the signing of an Agreement and Plan of Share Exchange dated as of April 26, 2001 among the Company, PF Management Inc., David R. Clark and James C. Richardson, Jr.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PIERRE FOODS, INC.




Date:   July 17, 2001                 By:  ____________________________________
       --------------                                David R. Clark
                                                      Vice Chairman
                                             (Principal Executive Officer)




Date:   July 17, 2001                  By: ____________________________________
        -------------                               Pamela M. Witters
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.                         Description
-----------                         -----------

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for its fiscal year ended February 27, 1998)

4.1 Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2 Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3 Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998, and incorporated herein by reference)

4.4 Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998, and incorporated herein by reference)

4.5 Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998, and incorporated herein by reference)

4.6 Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998, and incorporated herein by reference)

4.7      Form of Exchange Certificated Note (included as Exhibit D to Exhibit
         4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998, and incorporated herein by reference)

4.8 First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

4.9 Second Supplemental Indenture dated as of February 26, 1999, among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.10 Third Supplemental Indenture dated as of October 8, 1999, between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.1 Amendment No. 1, dated as of May 5, 2001, to Loan and Security Agreement, dated as of May 24, 2000, between the Company and Fleet Capital Corporation, as Lender

              The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.