Form 10-Q
period 2001-09-01
PIERRE FOODS INC
filed 2001-10-16
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 1, 2001

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

            Class                                Outstanding at October 1, 2001
            -----                                ------------------------------
COMMON STOCK, NO PAR VALUE                                5,781,480

                               PIERRE FOODS, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

  Consolidated Balance Sheets -
  September 1, 2001 and March 3, 2001.................................... 1 - 2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended September 1, 2001
  and Thirteen Weeks Ended September 2, 2000............................  3 - 4

  Consolidated Statements of
  Operations and Retained Earnings -
  Twenty-Six Weeks Ended September 1, 2001
  and Twenty-Six Weeks Ended September 2, 2000..........................  5 - 6

  Consolidated Statements of Cash Flows -
  Twenty-Six Weeks Ended September 1, 2001 and
  Twenty-Six Weeks Ended September 2, 2000..............................  7 - 8

  Notes to Consolidated Financial
  Statements............................................................ 9 - 11

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...............12 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     16

PART II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K...............................     17

   Signatures...........................................................     18

   Index to Exhibits....................................................     19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)
                                                                                      September 1, 2001   March 3, 2001
                                                                                      -----------------   -------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $            --     $   1,813,185
   Accounts receivable, net (includes related party receivables of
      $258,653 and $229,551 at September 1, 2001 and March 3, 2001,
       respectively)                                                                       20,461,671        18,427,453
   Inventories                                                                             30,720,079        26,804,063
   Refundable income taxes                                                                  1,947,667         1,292,667
   Deferred income taxes                                                                    2,174,642         2,174,642
   Prepaid expenses and other current assets (includes related party
      prepaid expenses of $350,000 at September 1, 2001)                                    1,531,458         1,033,015
                                                                                      -----------------   -------------

           Total current assets                                                            56,835,517        51,545,025
                                                                                      -----------------   -------------


PROPERTY, PLANT AND EQUIPMENT, NET                                                         35,692,334        34,916,493
                                                                                      -----------------   -------------


OTHER ASSETS:
   Trade name, net                                                                         39,547,636        40,286,636
   Excess of cost over fair value of net assets of businesses
       acquired, net                                                                       27,359,809        27,871,114
   Other intangible assets, net                                                             2,267,510         2,363,956
   Notes receivable - related party                                                           705,493           705,493
   Deferred loan origination fees, net                                                      2,355,347         2,619,157
   Other                                                                                      482,142                --
                                                                                      -----------------   -------------

           Total other assets                                                              72,717,937        73,846,356
                                                                                      -----------------   -------------

           Total Assets                                                               $   165,245,788     $ 160,307,874
                                                                                      =================   =============


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


                                                                                         (Unaudited)
                                                                                      September 1, 2001     March 3, 2001
                                                                                      -----------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt                                               $      47,443       $      67,631
   Trade accounts payable                                                                   5,842,457           5,368,066
   Accrued interest                                                                         3,107,515           3,153,280
   Accrued payroll and payroll taxes                                                        5,010,587           3,915,799
   Accrued promotions (includes related party payables of $32,833
      at March 3, 2001)                                                                     1,292,321           1,926,650
   Accrued taxes (other than income and payroll)                                              355,982             584,206
   Other accrued liabilities                                                                1,029,525             409,835
                                                                                        -------------       -------------

                Total current liabilities                                                  16,685,830          15,425,467
                                                                                        -------------       -------------

LONG-TERM DEBT, less current installments                                                 119,940,937         115,097,291
                                                                                        -------------       -------------

OTHER LONG-TERM LIABILITIES                                                                 1,192,942           1,347,231
                                                                                        -------------       -------------

DEFERRED INCOME TAXES                                                                       1,571,087           1,571,087
                                                                                        -------------       -------------

SHAREHOLDERS' EQUITY:
   Preferred stock - par value $.10, authorized 2,500,000 shares; no
     shares issued                                                                                 --                  --
   Common stock - no par value, authorized 100,000,000 shares; issued and outstanding September 1, 2001 - 5,781,480 shares and March 3, 2001 -
     5,781,480 shares                                                                       5,781,480           5,781,480
   Additional paid in capital                                                              23,317,053          23,317,053
   Retained earnings                                                                        1,756,459           2,768,265
   Note receivable - related party                                                         (5,000,000)         (5,000,000)
                                                                                        -------------       -------------

                Total shareholders' equity                                                 25,854,992          26,866,798
                                                                                        -------------       -------------

                Total Liabilities and Shareholders' Equity                              $ 165,245,788       $ 160,307,874
                                                                                        =============       =============

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                              Thirteen Weeks Ended
                                                                                              --------------------

                                                                                      September 1, 2001  September 2, 2000
                                                                                      -----------------  -----------------


REVENUES                                                                              $    57,839,217    $    47,151,034
                                                                                      -----------------  -----------------


COSTS AND EXPENSES:
    Cost of goods sold                                                                     38,454,858         31,012,505
    Selling, general and administrative expenses (includes related party transactions totaling $686,978 and $464,166 in fiscal 2002 and fiscal 2001,
        respectively)                                                                      15,043,653         12,833,693
    Loss on disposition of property, plant and equipment, net                                  13,557             22,505
    Depreciation and amortization                                                           1,553,815          1,560,934
                                                                                      -----------------  -----------------
              Total costs and expenses                                                     55,065,883         45,429,637
                                                                                      -----------------  -----------------

OPERATING INCOME                                                                            2,773,334          1,721,397
                                                                                      -----------------  -----------------

OTHER INCOME (EXPENSE):
    Interest expense                                                                       (3,292,574)        (3,398,530)
    Other income, net - (including interest) (includes related party income totaling
        $14,551 and $17,981 in fiscal 2002 and fiscal 2001, respectively)                      16,898             73,860
                                                                                      -----------------  -----------------
                 Other expense, net                                                        (3,275,676)        (3,324,670)
                                                                                      -----------------  -----------------

LOSS BEFORE INCOME TAX BENEFIT                                                               (502,342)        (1,603,273)

INCOME TAX BENEFIT                                                                            251,171            580,387
                                                                                      -----------------  -----------------

NET LOSS                                                                              $      (251,171)   $    (1,022,886)
                                                                                      =================  =================

RETAINED EARNINGS:
    Balance at beginning of period                                                         $ 2,007,630       $ 5,535,702
    Net loss                                                                                  (251,171)       (1,022,886)
                                                                                           -----------       -----------
    Balance at end of period                                                               $ 1,756,459       $ 4,512,816
                                                                                           ===========       ===========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                              $      (.04)      $      (.18)


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
      DILUTED                                                                                5,781,480         5,781,437

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                             Twenty-Six Weeks Ended
                                                                                             ----------------------

                                                                                      September 1, 2001   September 2, 2000
                                                                                      -----------------   -----------------


REVENUES                                                                              $   108,665,141     $    91,484,558
                                                                                      -----------------   -----------------


COSTS AND EXPENSES:
    Cost of goods sold                                                                     71,710,923          60,232,002
    Selling, general and administrative expenses (includes related party transactions totaling $2,125,041 and $829,446 in fiscal 2002 and fiscal
        2001, respectively)                                                                29,354,614          25,445,548
    Loss on disposition of property, plant and equipment, net                                  13,557              22,505
    Depreciation and amortization                                                           3,135,435           3,126,505
                                                                                      -----------------   -----------------
              Total costs and expenses                                                    104,214,529          88,826,560
                                                                                      -----------------   -----------------

OPERATING INCOME                                                                            4,450,612           2,657,998
                                                                                      -----------------   -----------------

OTHER INCOME (EXPENSE):
    Interest expense                                                                       (6,567,931)         (6,719,122)
    Other income, net - (including interest) (includes related party income
        totaling $29,102 and $35,621 in fiscal 2002 and fiscal 2001, respectively)             93,707             192,405
                                                                                      -----------------   -----------------
                 Other expense, net                                                        (6,474,224)         (6,526,717)
                                                                                      -----------------   -----------------

LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM                                      (2,023,612)         (3,868,719)

INCOME TAX BENEFIT                                                                          1,011,806           1,400,482
                                                                                      -----------------   -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                                             (1,011,806)         (2,468,237)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (NET OF
    INCOME TAX BENEFIT OF $258,303)                                                                --            (455,238)
                                                                                      -----------------   -----------------

NET LOSS                                                                              $    (1,011,806)    $    (2,923,475)
                                                                                      =================   =================

RETAINED EARNINGS:
    Balance at beginning of period                                                         $ 2,768,265       $ 7,436,291
    Net loss                                                                                (1,011,806)       (2,923,475)
                                                                                           -----------       -----------
    Balance at end of period                                                               $ 1,756,459       $ 4,512,816
                                                                                           ===========       ===========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED
      Loss before extraordinary item                                                       $      (.17)      $      (.43)
      Extraordinary loss on early extinguishment of debt                                            --              (.08)
                                                                                           -----------       -----------
      Net loss                                                                             $      (.17)      $      (.51)
                                                                                           ===========       ===========


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
      DILUTED                                                                                5,781,480         5,781,309


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             Twenty-Six Weeks Ended
                                                                                             ----------------------

                                                                                      September 1, 2001  September 2, 2000
                                                                                      -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                          $    (1,011,806)   $    (2,923,475)
                                                                                      -----------------  -----------------

    Adjustments to reconcile net loss to net cash used in operating activities:

       Extraordinary loss on early extinguishment of debt before income
         tax benefit                                                                               --            713,541
       Depreciation and amortization                                                        3,135,435          3,126,505
       Amortization of deferred loan origination fees                                         263,810            206,406
       Deferred income taxes                                                                       --           (724,051)
       Net loss on disposition of property, plant and equipment                                13,557             22,505
       Increase in other assets                                                              (482,142)                --
       Decrease in other long-term liabilities                                               (154,289)          (142,681)
       Changes in operating assets and liabilities:
         Receivables                                                                       (2,034,218)          (464,308)
         Inventories                                                                       (3,916,016)        (7,154,737)
         Refundable income taxes, prepaid expenses and other
               current assets                                                              (1,153,443)        (1,602,735)
         Trade accounts payable and other accrued liabilities                               1,280,551         (1,437,880)
                                                                                      -----------------  -----------------

               Total adjustments                                                           (3,046,755)        (7,457,435)
                                                                                      -----------------  -----------------

               Net cash used in operating activities                                       (4,058,561)       (10,380,910)
                                                                                      -----------------  -----------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sales of property, plant and equipment                                        1,000                 --
    Decrease in related party notes receivable                                                     --            152,456
    Decrease in other notes receivable                                                             --              1,496
    Capital expenditures                                                                   (2,579,082)        (1,002,685)
                                                                                      -----------------  -----------------

               Net cash used in investing activities                                       (2,578,082)          (848,733)
                                                                                      -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net borrowings under revolving credit agreement                                    4,867,915         9,007,674
    Principal payments on long-term debt                                                 (44,457)         (161,438)
    Loan origination fees                                                                     --           (84,992)
                                                                                      -----------       -----------

               Net cash provided by financing activities                                4,823,458         8,761,244
                                                                                      -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,813,185)       (2,468,399)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,813,185         2,701,464
                                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        --       $   233,065
                                                                                      ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 1, 2001 and March 3, 2001, the results of operations for the thirteen weeks and twenty-six weeks ended September 1, 2001 and September 2, 2000, and the cash flows of the Company for the twenty-six weeks ended September 1, 2001 and September 2, 2000. Financial statements for the year-to-date period ended September 2, 2000 ("fiscal 2001") have been reclassified, where applicable, to conform to financial statement presentation used for the year-to-date period ended September 1, 2001 ("fiscal 2002"). The thirteen week period ended September 1, 2001 is referred to as "second quarter 2002" and the thirteen week period ended September 2, 2000 is referred to as "second quarter 2001."

         The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

         The results of interim operations for fiscal 2002 are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company's March 3, 2001 audited consolidated financial statements and notes thereto.


2.     INVENTORY

         A summary of inventories, by major classifications, follows:

                         September 1, 2001      March 3, 2001
                         -----------------    -----------------

Manufacturing supplies   $    1,180,090       $    1,189,481
Raw materials                 4,385,654            4,404,820
Work in process                   7,758                4,281
Finished goods               25,146,577           21,205,481
                         -----------------    -----------------

           Total         $   30,720,079       $   26,804,063
                         =================    =================


3.     SUPPLEMENTAL CASH FLOW DISCLOSURES - CASH PAID (RECEIVED) DURING THE
       PERIOD


                             Twenty-Six           Twenty-Six
                            Weeks Ended          Weeks Ended
                         September 1, 2001    September 2, 2000
                         -----------------    -----------------

Interest                 $    6,333,191       $    5,911,723
                         =================    =================

Income taxes net of
      refunds received   $     (356,802)      $       51,358
                         =================    =================

4.    COMPREHENSIVE INCOME

         Total comprehensive loss was comprised solely of the net loss in fiscal 2002 and fiscal 2001. Comprehensive loss was $251,171 and $1,022,886 for the second quarter 2002 and second quarter 2001, respectively; and $1,011,806 and $2,923,475 for fiscal 2002 and fiscal 2001, respectively.


5.    LONG-TERM DEBT

         Effective May 30, 2000, the Company terminated its $75 million credit facility, resulting in an extraordinary loss on early extinguishment of debt of $455,238, net of income tax benefit of $258,303.

         Effective May 24, 2000, the Company obtained a three-year variable-rate $25 million revolving credit facility. As of September 1, 2001, the Company had borrowings of approximately $4.9 million under this facility and borrowing availability of approximately $18.1 million. As of September 2, 2000, the Company had borrowings of approximately $9.0 million under this facility and borrowing availability of approximately $13.1 million. In addition, at September 1, 2001 and September 2, 2000, the Company was in compliance with the financial covenants under this facility.


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

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position and results of operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the fiscal year beginning March 3, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations", which is effective for the Company beginning March 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial position and results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company beginning

March 2002. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently assessing, but has not yet determined, the impact of SFAS 144 on its financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Second Quarter 2002 Compared to Second Quarter 2001


         Revenues. Revenues increased by $10.7 million, or 22.7%, due to increases in demand in core customer channels.


         Cost of goods sold. Cost of goods sold increased by $7.4 million, or 24.0%. As a percentage of revenues, cost of goods sold increased from 65.8% to 66.5%. This increase primarily was due to an increase in raw material prices and a change in product mix to lower margin products, offset by improved production efficiencies.


         Selling, general and administrative. Selling, general and administrative expenses increased by $2.2 million, or 17.2%, primarily due to an increase in sales. As a percentage of revenues, selling, general and administrative expenses decreased from 27.2% to 26.0%.


         Depreciation and amortization. Depreciation and amortization expense remained constant at $1.6 million for both fiscal quarters.


         Other expense, net. Net other expense remained constant at $3.3 million (see --- "Liquidity and Capital Resources" below).


         Income tax benefit. The effective tax rate for second quarter 2002 was 50.0%, as compared to 36.2% for second quarter 2001. The higher rate in second quarter 2002 was due to the effects of permanent differences.

Fiscal 2002 Compared to Fiscal 2001


         Revenues. Revenues increased by $17.2 million, or 18.8%, due to increases in demand in core customer channels.


         Cost of goods sold. Cost of goods sold increased by $11.5 million, or 19.1%. As a percentage of revenues, cost of goods sold increased from 65.8% to 66.0%. This increase primarily was due to an increase in raw material prices and a change in product mix to lower margin products, offset by improved production efficiencies.


         Selling, general and administrative. Selling, general and administrative expenses increased by $3.9 million, or 15.4%, primarily due to an increase in sales. As a percentage of revenues, selling, general and administrative expenses decreased from 27.8% to 27.0%.


         Depreciation and amortization. Depreciation and amortization expense remained constant at $3.1 million for both fiscal year-to-date periods.


         Other expense, net. Net other expense remained constant at $6.5 million (see --- "Liquidity and Capital Resources" below).


         Income tax benefit. The effective tax rate for fiscal 2002 was 50.0%, as compared to 36.2% for fiscal 2001. The higher rate in fiscal 2002 was due to the effects of permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $4.1 million for fiscal 2002, compared to $10.4 million for fiscal 2001. The primary components of net cash used in operating activities were 1) an increase in inventory of $3.9 million due to the seasonal building of inventories which normally occurs during late spring and early summer to service market channels that require heavy shipments in late summer and early fall; and 2) an increase in accounts receivable of $2.0 million; offset by 3) an increase in trade accounts payable and other accrued liabilities of $1.3 million.

         Net cash used in investing activities was $2.6 million for fiscal 2002, compared to $.8 million for fiscal 2001, primarily due to an increase in capital expenditures in fiscal 2002.

         Net cash provided by financing activities was $4.8 million for fiscal 2002, compared to $8.8 million for fiscal 2001. The decrease in cash provided by financing activities was primarily due to a decrease in borrowings under the revolving credit facility in fiscal 2002 compared to fiscal 2001.

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

         At September 1, 2001, the Company had no cash or cash equivalents on hand, had outstanding borrowings of $4.9 million under its revolving credit facility, and had approximately $18.1 million of additional borrowing availability. At September 2, 2000, the Company had outstanding borrowings of $9.0 million under its revolving credit facility, and had approximately $13.1 million of availability. At September 1, 2001 and September 2, 2000, the Company was in compliance with the financial covenants under the facility, but continued compliance will depend upon future cash flows and net income, which are not assured. The Company's revolving credit facility expires by its terms on May 24, 2003.

         The Company has budgeted approximately $2.2 million for capital expenditures for the remainder of fiscal 2002. These expenditures are devoted to routine capital improvement projects and other miscellaneous expenditures and should be sufficient to maintain current operating capacity. The Company believes that funds from operations, borrowings under the $25 million revolving credit facility, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures. If the Company continues its historical revenue growth trend as expected, the Company will be required to raise and invest additional capital for various plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met either by restructuring its outstanding debt (see "Restructuring Discussions" below) or through other long-term financing sources such as an increase in borrowing availability under the $25 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company or that current restructuring discussions will succeed.

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

RESTRUCTURING DISCUSSIONS

         On April 26, 2001, the Company signed a definitive exchange agreement documenting a management buyout proposal by PF Management, Inc. In July, the Special Committee of the Board of Directors of the Company received a competing proposal from William E. Simon & Sons ("Simon") and Triton Partners ("Triton") in which Simon and Triton proposed to commence a tender offer to purchase the Company's common stock for $2.50 per share, subject to certain conditions. The Special Committee was considering the Simon and Triton proposal in light of the exchange agreement and other factors when the Company was contacted in August by Anderson, Kill & Olick, P.C. ("AKO"), counsel to an Ad Hoc Committee of holders of the Company's 10-3/4% Senior Notes Due 2006. AKO stated that the members of the Ad Hoc Committee, who collectively own at least $90 million in aggregate principal amount of the Senior Notes, were interested in negotiating with the Company to restructure the Company's debt and equity capital. The Special Committee and the Board of Directors decided that the Company should pursue these negotiations.

         In September and October, representatives of the Ad Hoc Committee met with the Company's management and began conducting due diligence of the Company. In addition to its legal counsel, the Ad Hoc Committee has engaged CIBC World Markets Corp. ("CIBC") as its financial advisor. The Company has agreed to compensate AKO for its reasonable fees and disbursements related to representation of the Ad Hoc Committee and has agreed to pay CIBC's fees for advising the Ad Hoc Committee.

         The Company is currently preparing a comprehensive restructuring proposal, which it intends to present to the Ad Hoc Committee later this month. Once the Company makes its proposal, it hopes to negotiate detailed terms of a broad restructuring with AKO and CIBC on behalf of the Ad Hoc Committee. No assurance can be offered as to whether, when or how these negotiations may come to fruition. The exchange agreement between PF Management, Inc. and the Company remains in effect. The competing proposal made by Simon and Triton has not been withdrawn.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         As discussed in its annual report for the fiscal year ended March 3, 2001, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at September 1, 2001 or March 3, 2001. Certain of the Company's outstanding nonderivative financial instruments at September 1, 2001 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

         The Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at September 1, 2001 have not changed materially since March 3, 2001. All long-term debt outstanding at September 1, 2001, comprised of $115.0 million of Senior Notes and $4.9 million of outstanding borrowings under the revolving credit facility, was accruing interest at fixed rates. In the future, should the Company borrow funds under its existing credit facility or other long-term financing sources, a rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.


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

         (b)  Reports on Form 8-K

              A press release was issued and filed under cover of Schedule 14D-9 on August 2, 2001, announcing the receipt and consideration by the Special Committee of a proposal made by William E. Simon & Sons and Triton Partners.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PIERRE FOODS, INC.




Date:   October 16, 2001              By:      /s/ Norbert E. Woodhams
        ----------------                 ---------------------------------------
                                                   Norbert E. Woodhams
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)




Date:   October 16, 2001              By:       /s/ Pamela M. Witters
        ----------------                 ---------------------------------------
                                                    Pamela M. Witters
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------

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

4.8 First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711))

4.9 Second Supplemental Indenture dated as of February 26, 1999, among the Company, State Street Bank and Trust Comp any, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.10 Third Supplemental Indenture dated as of October 8, 1999, between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.1 Amendment No. 1 to Agreement and Plan of Share Exchange dated as of September 18, 2001, by and among Pierre Foods, Inc., PF Management, Inc., James C. Richardson, Jr. and David R. Clark (incorporated by reference to Schedule 14D-9, Amendment No. 3 filed by Pierre Foods, Inc. pursuant to Rule 14D-9 on September 26, 2001).

         The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.