Form 10-K/A
period 2001-03-03
PIERRE FOODS INC
filed 2001-11-15
CIK 67494

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

NARRATIVE DESCRIPTION OF THE BUSINESS


         The Company produces a wide variety of fully-cooked beef, chicken and pork products, hand-held convenience sandwiches and value-added bakery products. The Company's current product line consists of over 800 stock keeping units ("SKUs"). At its Cincinnati facility, the Company produces specialty beef, poultry and pork products that are typically custom-developed to meet specific customer requirements. The Company also offers proprietary product development, special ingredients and recipes as well as custom packaging and marketing programs to its customers. The Company's bakery and sandwich assembly plant is located at the Company's Claremont, North Carolina facility. The Company's primary markets and distribution channels include national restaurant chains, primary and secondary schools, vending, convenience stores, warehouse clubs, and other niche foodservice and packaged foods markets.

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

Seasonality


         Except for sales to school districts, which represent approximately 26% of total sales and which decline significantly during the summer and early January, there is no seasonal variation in the Company's sales.


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


         Principal Offices. The Company's main office is located in the facility it owns in Cincinnati, Ohio. The Company also leases 6,000 square feet of executive office space in Hickory, North Carolina from an affiliated party for $103,200 per year at terms no less favorable than those which could be obtained from an unaffiliated third party.


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

LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities was $2.1 million for fiscal 2001, compared to cash used in operating activities of $6.7 million in fiscal 2000 and $11.0 million provided by operating activities in fiscal 1999. The increase in net cash provided by operating activities from fiscal 2000 to fiscal 2001 was primarily due to a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000. The primary components of net cash provided by operating activities for fiscal 2001 were: 1) a decrease in net loss from continuing operations from $14.2 million in fiscal 2000 to $4.2 million in fiscal 2001, 2) net income tax refunds received of $1.5 million and 3) an increase in accrued payroll of $1.5 million, offset by 4) a decrease in accounts payable and other accrued liabilities, excluding accrued payroll, of $1.0 million and 5) an increase in accounts receivable and inventories of $2.8 million. The decrease in net cash provided by operating activities from fiscal 1999 to fiscal 2000 was primarily due to the following factors: 1) indirect expenses incurred in the disposition of the restaurant and ham curing segments of $11.3 million, 2) payment of estimated income taxes due of $3.6 million and 3) a decrease in accounts payable and other accrued liabilities, excluding income taxes payable, of $12.6 million. The Company had positive working capital at March 3, 2001 and March 4, 2000 of $36.1 million and $36.4 million, respectively, as compared to working capital of $27.1 million at March 6, 1999.


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


         Cash flows used in financing activities were $0.5 million for fiscal 2001. The major components were principal payments on the Company's capital leases of $0.3 million and fees associated with the Company's $25 million revolving credit facility secured May 24, 2000 of $0.2 million. Cash flows provided by (used in) financing activities were $(37.4) million in fiscal 2000 and $120.5 million in fiscal 1999, respectively. The major components of the cash flows used in fiscal 2000 were 1) the early payoff of the Company's industrial revenue bonds of $2.1 million, 2) repayment of borrowings under the revolving credit facility with proceeds from the disposition of the restaurant segment of $38.3 million, 3) a loan to a principal shareholder of $5.0 million and 4) the repurchase of the Company's common stock of $1.0 million. The major components of financing activities in fiscal 1999 included the issuance of $115.0 million principal amount of 10.75% Senior Notes Due 2006 and initial borrowings under a five-year, $75.0 million revolving credit facility. The proceeds of these financing activities were used to acquire Pierre, extinguish all existing debt of the Company, with the exception of outstanding industrial revenue bonds and certain lease obligations, and repurchase 110,000 shares of the Company's common stock.


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


         The information required by this Item is set forth on pages F-1 through F-30.



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


         3.      Exhibits


                 See Index to Exhibits. All required Exhibits were included in the original 10-K filing made by the Company on May 4, 2001, and are incorporated herein by reference.


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

   10.39       Assumption and Assignment Agreement dated as of April 17, 2001, between
               Columbia Hill, LLC and PF Management, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K
               for its fiscal year ended March 3, 2001)

   10.40       Cancellation and Assignment Agreement dated as of April 25, 2001, between David R. Clark, HERTH Management, Inc. and PF Management, Inc.
               (incorporated by reference to Exhibit 10.40 to the Company's
               Annual Report on Form 10-K for its fiscal year ended March 3,
               2001)

   10.41       Agreement and Plan of Share Exchange between Pierre Foods, Inc. and PF
               Management, Inc., dated as of April 26, 2001 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form
               10-K for its fiscal year ended March 3, 2001)

   12 Calculation of Ratios of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to the Company's Annual Report on Form 10-K for its fiscal year ended March 3, 2001)

   21          Subsidiaries of Pierre Foods, Inc. (incorporated by reference to
               Exhibit 21 to the Company's Annual Report on Form 10-K for its fiscal year ended March 3, 2001)

   23          Independent Auditors' Consent (incorporated by reference to
               Exhibit 23 to the Company's Annual Report on Form 10-K for its fiscal year ended March 3, 2001)

   99.1        Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's
               Annual Report on Form 10-K for its fiscal year ended March 3, 2001)


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


       /s/  Norbert E. Woodhams                    /s/  Pamela M. Witters
-------------------------------------      -------------------------------------
Norbert E. Woodhams                        Pamela M. Witters
President and Chief Executive Officer      Chief Financial Officer and Treasurer

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               QUARTERS ENDED
                                                    --------------------------------------------------------------------
                                                      6/3/2000           9/2/2000           12/2/2000         3/3/2001
                                                    ------------       ------------       ------------      ------------
Operating revenues                                  $ 45,946,753       $ 48,734,129       $ 60,883,230      $ 55,476,371
Gross profit                                        $ 16,689,074       $ 17,661,453       $ 22,094,858      $ 20,854,949
Loss from continuing operations                     $ (1,445,351)      $ (1,022,886)      $   (397,851)     $ (1,346,700)
Extraordinary loss                                  $   (455,238)(1)   $         --       $         --      $         --
Net income (loss)                                   $ (1,900,589)     $  (1,022,886)      $   (397,851)     $ (1,346,700)
Loss from continuing operations per common          $      (0.25)     $       (0.18)      $      (0.07)     $      (0.23)
     share - basic and diluted

                                                                               QUARTERS ENDED
                                                    --------------------------------------------------------------------
                                                      6/5/1999           9/5/1999           12/4/1999          3/4/00
                                                    ------------       ------------       ------------      ------------
Operating revenues                                  $ 44,454,722       $ 41,620,043       $ 50,012,578      $ 49,510,853
Gross profit                                        $ 17,748,079       $ 17,443,832       $ 17,754,810      $ 16,626,492
Loss from continuing operations                     $   (408,468)      $ (3,033,793)      $ (7,914,628)     $ (2,877,678)
Income from discontinued restaurant segment         $  1,241,783       $  1,287,338       $    299,246      $         --
Gain on disposal of discontinued restaurant segment $         --       $         --       $  6,801,726 (2)  $         --
Extraordinary loss                                  $         --       $    (52,350)(1)   $         --      $         --
Net income (loss)                                   $    833,315       $ (1,798,805)(3)   $   (813,656)     $ (2,877,678)
Loss from continuing operations per common          $      (0.07)      $      (0.52)      $      (1.36)     $      (0.50)
     share - basic and diluted


(1)   Represents an extraordinary loss from early extinguishment of debt.

(2) Includes gross proceeds of $53,392,554 on the sale of net assets totaling $38,252,738.

(3) Includes $4,492,193 in payments made to certain officers that were in addition to usual compensation.