Form 10-Q
period 2001-12-01
PIERRE FOODS INC
filed 2002-01-17
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended December 1, 2001

         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transaction period from _____________ to ______________

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


        ----------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (3) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]                        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at January 14, 2002
                  -----                 -------------------------------

      COMMON STOCK, NO PAR VALUE                 5,781,480

                               PIERRE FOODS, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

  Consolidated Balance Sheets -
  December 1, 2001 and March 3, 2001.......................................   1 - 2

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirteen Weeks Ended December 1, 2001
  and Thirteen Weeks Ended December 2, 2000................................   3 - 4

  Consolidated Statements of
  Operations and Retained Earnings -
  Thirty-Nine Weeks Ended December 1, 2001
  and Thirty-Nine Weeks Ended December 2, 2000.............................   5 - 6

  Consolidated Statements of Cash Flows -
  Thirty-Nine Weeks Ended December 1, 2001 and
  Thirty-Nine Weeks Ended December 2, 2000.................................   7 - 8

  Notes to Consolidated Financial
  Statements...............................................................   9 - 11

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..................  12 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........       16



PART II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K..................................       17

   Signatures..............................................................       18

   Index to Exhibits.......................................................       19

                          PART I. FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         PIERRE FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                          December 1, 2001       March 3, 2001
                                                                          ----------------       ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $  4,593,719          $  1,813,185
   Accounts receivable, net (includes related party receivables of
      $273,203 and $229,551 at December 1, 2001 and March 3, 2001,
       respectively)                                                          19,651,307            18,427,453
   Inventories                                                                26,385,319            26,804,063
   Refundable income taxes                                                     1,089,332             1,292,667
   Deferred income taxes                                                       2,174,642             2,174,642
   Prepaid expenses and other current assets                                   1,488,757             1,033,015
                                                                            ------------          ------------

           Total current assets                                               55,383,076            51,545,025
                                                                            ------------          ------------


PROPERTY, PLANT AND EQUIPMENT, NET                                            35,820,075            34,916,493
                                                                            ------------          ------------


OTHER ASSETS:
   Trade name, net                                                            39,178,136            40,286,636
   Excess of cost over fair value of net assets of businesses
       acquired, net                                                          27,104,157            27,871,114
   Other intangible assets, net                                                2,219,288             2,363,956
   Notes receivable - related party                                              705,493               705,493
   Deferred loan origination fees, net                                         2,225,287             2,619,157
    Other                                                                        458,791                    --
                                                                            ------------          ------------

           Total other assets                                                 71,891,152            73,846,356
                                                                            ------------          ------------

           Total Assets                                                     $163,094,303          $160,307,874
                                                                            ============          ============



See accompanying notes to unaudited consolidated financial statements.

         PIERRE FOODS, INC. AND SUBSIDIARIES


                                                                                  (Unaudited)
                                                                                December 1, 2001          March 3, 2001
                                                                                ----------------          -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt                                          $      48,551           $      67,631
  Trade accounts payable (includes related party payables of
    $53,296 at December 1, 2001)                                                      3,650,635               5,368,066
  Accrued interest                                                                    6,181,250               3,153,280
  Accrued payroll and payroll taxes                                                   5,111,067               3,915,799
  Accrued promotions (includes related party payables of $32,833
    at March 3, 2001)                                                                 1,807,336               1,926,650
  Accrued taxes (other than income and payroll)                                         475,526                 584,206
  Other accrued liabilities                                                           1,332,234                 409,835
                                                                                  -------------           -------------

          Total current liabilities                                                  18,606,599              15,425,467
                                                                                  -------------           -------------

LONG-TERM DEBT, less current installments                                           115,060,460             115,097,291
                                                                                  -------------           -------------

OTHER LONG-TERM LIABILITIES                                                           1,113,578               1,347,231
                                                                                  -------------           -------------

DEFFERED INCOME TAXES                                                                 1,571,087               1,571,087
                                                                                  -------------           -------------

SHAREHOLDERS' EQUITY:
  Preferred stock - par value $.10, authorized 2,500,000 shares; no
    shares issued                                                                            --                      --
  Common stock - no par value, authorized 100,000,000 shares; issued and outstanding December 1, 2001 - 5,781,480 shares and March 3, 2001 -
    5,781,480 shares                                                                  5,781,480               5,781,480
  Additional paid in capital                                                         23,317,053              23,317,053
  Retained earnings                                                                   2,644,046               2,768,265
  Note receivable - related party                                                    (5,000,000)             (5,000,000)
                                                                                  -------------           -------------

        Total shareholders' equity                                                   26,742,579              26,866,798
                                                                                  -------------           -------------

        Total Liabilities and Shareholders' Equity                                $ 163,094,303           $ 160,307,874
                                                                                  =============           =============


See accompanying notes to unaudited consolidated financial statements.

         PIERRE FOODS, INC. AND SUBSIDIARIES



           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                                     Thirteen Weeks Ended
                                                                                                     --------------------
                                                                                            December 1, 2001        December 2, 2000
                                                                                            ----------------        ----------------
REVENUES                                                                                       $ 68,021,456           $ 58,682,269
                                                                                               ------------           ------------


COSTS AND EXPENSES:
  Cost of goods sold (includes related party transactions totaling $53,296
    in fiscal 2002)                                                                              45,335,788             38,714,358
  Selling, general and administrative expenses (includes related party
    transactions totaling $720,577 and $970,290 in fiscal 2002 and fiscal 2001,                  16,084,493             15,454,165
    respectively)
  Loss on disposition of property, plant and equipment, net                                          35,150                  5,190
  Depreciation and amortization                                                                   1,534,905              1,547,534
                                                                                               ------------           ------------

        Total costs and expenses                                                                 62,990,336             55,721,247
                                                                                               ------------           ------------

OPERATING INCOME                                                                                  5,031,120              2,961,022
                                                                                               ------------           ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                               (3,277,375)            (3,323,028)
  Other income, net - (including interest) (includes related party income totaling
    $14,551 and $11,121 in fiscal 2002 and fiscal 2001, respectively)                                21,429                 42,076
                                                                                               ------------           ------------

        Other expense, net                                                                       (3,255,946)            (3,280,952)
                                                                                               ------------           ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION                                                         1,775,174               (319,930)

INCOME TAX PROVISION                                                                               (887,587)               (77,921)
                                                                                               ------------           ------------

NET INCOME (LOSS)                                                                              $    887,587           $   (397,851)
                                                                                               ============           ============

RETAINED EARNINGS:
  Balance at beginning of period                                                               $  1,756,459           $  4,512,816
  Net income (loss)                                                                                 887,587               (397,851)
                                                                                               ------------           ------------
  Balance at end of period                                                                     $  2,644,046           $  4,114,965
                                                                                               ============           ============


NET INCOME (LOSS) PER COMMON SHARE - BASIC AND
  DILUTED                                                                                      $        .15           $       (.07)


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
  DILUTED                                                                                         5,781,480              5,781,480

See accompanying notes to unaudited consolidated financial statements.

         PIERRE FOODS, INC. AND SUBSIDIARIES



           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                                                               Thirty-Nine Weeks Ended
                                                                                               -----------------------
                                                                                       December 1, 2001          December 2, 2000
                                                                                       ----------------          ----------------

REVENUES                                                                                 $ 176,686,597            $ 150,166,826
                                                                                         -------------            -------------


COSTS AND EXPENSES:
  Cost of goods sold (includes related party transactions totaling $53,296
      in fiscal 2002)                                                                      117,046,711               98,946,361
  Selling, general and administrative expenses (includes related party
      transactions totaling $2,845,618 and $1,799,736 in fiscal 2002 and fiscal             45,439,107               40,899,711
      2001, respectively)
  Loss on disposition of property, plant and equipment, net                                     48,707                   27,695
  Depreciation and amortization                                                              4,670,340                4,674,039
                                                                                         -------------            -------------

        Total costs and expenses                                                           167,204,865              144,547,806
                                                                                         -------------            -------------

OPERATING INCOME                                                                             9,481,732                5,619,020
                                                                                         -------------            -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                          (9,845,306)             (10,042,150)
  Other income, net - (including interest) (includes related party income
    totaling $43,652 and $46,742 in fiscal 2002 and fiscal 2001, respectively)                 115,136                  234,481
                                                                                         -------------            -------------

        Other expense, net                                                                  (9,730,170)              (9,807,669)
                                                                                         -------------            -------------

LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM                                         (248,438)              (4,188,649)

INCOME TAX BENEFIT                                                                             124,219                1,322,561
                                                                                         -------------            -------------

LOSS BEFORE EXTRAORDINARY ITEM                                                                (124,219)              (2,866,088)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
  DEBT (NET OF INCOME TAX BENEFIT OF $258,303 IN FISCAL 2001)                                       --                 (455,238)
                                                                                         -------------            -------------

NET LOSS                                                                                 $    (124,219)           $  (3,321,326)
                                                                                         =============            =============

RETAINED EARNINGS:
  Balance at beginning of period                                                         $   2,768,265            $   7,436,291
  Net loss                                                                                    (124,219)              (3,321,326)
                                                                                         -------------            -------------
  Balance at end of period                                                               $   2,644,046            $   4,114,965
                                                                                         =============            =============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  Loss before extraordinary item                                                         $        (.02)           $        (.49)
  Extraordinary loss on early extinguishment of debt                                                --                     (.08)
                                                                                         -------------            -------------
  Net loss                                                                               $        (.02)           $        (.57)
                                                                                         =============            =============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
  DILUTED                                                                                    5,781,480                5,781,319


See accompanying notes to unaudited consolidated financial statements.

         PIERRE FOODS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      Thirty-Nine Weeks Ended
                                                                                      -----------------------
                                                                               December 1, 2001       December 2, 2000
                                                                               ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                       $  (124,219)            $(3,321,326)
                                                                                 -----------             -----------

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Extraordinary loss on early extinguishment of debt before income
      tax benefit                                                                         --                 713,541
    Depreciation and amortization                                                  4,670,340               4,674,039
    Amortization of deferred loan origination fees                                   396,026                 338,249
    Deferred income taxes                                                                 --                (530,314)
    Loss on disposition of property, plant and equipment, net                         48,707                  27,695
    Increase in other assets                                                        (458,791)                     --
    Decrease in other long-term liabilities                                         (233,653)               (216,254)
    Changes in operating assets and liabilities:
      Receivables                                                                 (1,223,854)               (588,828)
      Inventories                                                                    418,744              (1,524,367)
      Refundable income taxes, prepaid expenses and other
        current assets                                                              (252,407)             (1,461,730)
      Trade accounts payable and other accrued liabilities                         3,200,212                (673,650)
                                                                                 -----------             -----------

          Total adjustments                                                        6,565,324                 758,381
                                                                                 -----------             -----------

          Net cash provided by (used in) operating activities                      6,441,105              (2,562,945)
                                                                                 -----------             -----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sales of property, plant and equipment                                 1,000                  60,300
  Decrease in related party notes receivable                                              --                 152,456
  Decrease in other notes receivable                                                      --                   1,496
  Capital expenditures                                                            (3,603,504)             (1,755,091)
                                                                                 -----------             -----------

          Net cash used in investing activities                                   (3,602,504)             (1,540,839)
                                                                                 -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under revolving credit agreement                                         --               1,717,520
  Principal payments on long-term debt                                               (58,067)               (230,208)
  Loan origination fees                                                                   --                 (84,992)
                                                                                 -----------             -----------

          Net cash provided by (used in) financing activities                        (58,067)              1,402,320
                                                                                 -----------             -----------


NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               2,780,534              (2,701,464)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,813,185               2,701,464
                                                                                 -----------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 4,593,719             $        --
                                                                                 ===========             ===========


See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 1, 2001 and March 3, 2001, the results of operations for the thirteen weeks and thirty-nine weeks ended December 1, 2001 and December 2, 2000, and the cash flows of the Company for the thirty-nine weeks ended December 1, 2001 and December 2, 2000. Financial statements for the year-to-date period ended December 2, 2000 ("fiscal 2001") have been reclassified, where applicable, to conform to financial statement presentation used for the year-to-date period ended December 1, 2001 ("fiscal 2002"). The thirteen week period ended December 1, 2001 is referred to as "third quarter 2002" and the thirteen week period ended December 2, 2000 is referred to as "third quarter 2001."

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


2.       INVENTORIES

         A summary of inventories, by major classifications, follows:

                                        December 1, 2001         March 3, 2001
                                        ----------------         --------------

         Manufacturing supplies            $ 1,197,745            $ 1,189,481
         Raw materials                       4,774,263              4,404,820
         Work in process                         2,552                  4,281
         Finished goods                     20,410,759             21,205,481
                                           -----------            -----------

             Total                         $26,385,319            $26,804,063
                                           ===========            ===========


3.       SUPPLEMENTAL CASH FLOW DISCLOSURES - CASH PAID (RECEIVED) DURING THE
         PERIOD


                                        Thirty-Nine             Thirty-Nine
                                        Weeks Ended             Weeks Ended
                                      December 1, 2001        December 2, 2000
                                      ----------------        ----------------

         Interest                       $ 6,393,473             $12,219,368
                                        ===========             ===========

         Income taxes net of
           refunds received             $  (327,554)            $     8,717
                                        ===========             ===========

4.       COMPREHENSIVE INCOME

         Total comprehensive income (loss) was comprised solely of the net income (loss) in fiscal 2002 and fiscal 2001. Comprehensive income for the third quarter 2002 was $887,587, and comprehensive loss for the third quarter 2001 was ($397,851); comprehensive loss was ($124,219) and ($3,321,326) for fiscal 2002 and fiscal 2001, respectively.


5.       LONG-TERM DEBT

         Effective May 30, 2000, the Company terminated its $75 million credit facility, resulting in an extraordinary loss on early extinguishment of debt of $455,238, net of income tax benefit of $258,303.

         Effective May 24, 2000, the Company obtained a three-year variable-rate $25 million revolving credit facility. As of December 1, 2001, the Company had no borrowings under this facility and borrowing availability of approximately $20.9 million. As of December 2, 2000, the Company had borrowings of approximately $1.7 million under this facility and borrowing availability of approximately $17.5 million. In addition, at December 1, 2001 and December 2, 2000, the Company was in compliance with the financial covenants under this facility.


6.       RECENTLY ISSUED ACCOUNTING GUIDANCE

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivative instruments as either assets or liabilities in its statement of financial position and to measure those instruments at fair value. The Company adopted SFAS No. 133 effective March 4, 2001. The adoption of this new standard did not have a material impact on the financial condition, results of operations, or cash flows of the Company.

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

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for the Company beginning March 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial position and results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company's fiscal year beginning March 3, 2002. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently assessing, but has not yet determined, the impact of SFAS 144 on its financial position and results of operations.

7.       SUBSEQUENT EVENT

         The Agreement and Plan of Share Exchange with PF Management, Inc. that was approved by the Board of Directors on April 26, 2001 was amended on December 20, 2001 and provides for an increase in the exchange price to be paid in the management buyout from $1.21 to $2.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Third Quarter 2002 Compared to Third Quarter 2001


         Revenues. Revenues increased by $9.3 million, or 15.9%, due to increases in demand in core customer channels.


         Cost of goods sold. Cost of goods sold increased by $6.6 million, or 17.1%. As a percentage of revenues, cost of goods sold increased from 66.0% to 66.6%. This increase primarily was due to an increase in raw material prices and a change in product mix to lower margin products, offset by improved production efficiencies.


         Selling, general and administrative. Selling, general and administrative expenses increased by $0.6 million, or 4.1%, primarily due to an increase in sales. As a percentage of revenues, selling, general and administrative expenses decreased from 26.3% to 23.6%, primarily due to cost reduction initiatives in fiscal 2002.


         Depreciation and amortization. Depreciation and amortization expense remained constant at $1.5 million for both fiscal quarters.


         Other expense, net. Net other expense remained constant at $3.3 million (see --- "Liquidity and Capital Resources" below).


         Income tax benefit (provision). The provision for income taxes for the third quarter 2002 represents the effects of permanent differences, which were incurred during the third quarter. The provision for income taxes for the third quarter 2001 represents the change in estimated tax credits from prior periods, which were recognized in connection with the completion of prior period income tax returns, combined with the effects of permanent differences, which were incurred during third quarter 2001.

Fiscal 2002 Compared to Fiscal 2001


         Revenues. Revenues increased by $26.5 million, or 17.7%, due to increases in demand in core customer channels.


         Cost of goods sold. Cost of goods sold increased by $18.1 million, or 18.3%. As a percentage of revenues, cost of goods sold increased from 65.9% to 66.2%. This increase primarily was due to an increase in raw material prices and a change in product mix to lower margin products, offset by improved production efficiencies.


         Selling, general and administrative. Selling, general and administrative expenses increased by $4.5 million, or 11.1%, primarily due to an increase in sales. As a percentage of revenues, selling, general and administrative expenses decreased from 27.2% to 25.7%, primarily due to cost reduction initiatives in fiscal 2002.


         Depreciation and amortization. Depreciation and amortization expense remained constant at $4.7 million for both fiscal year-to-date periods.


         Other expense, net. Net other expense remained constant at $9.8 million (see --- "Liquidity and Capital Resources" below).


         Income tax benefit. The effective tax rate for fiscal 2002 was 50.0%, as compared to 31.6% for fiscal 2001. The higher rate in fiscal 2002 was due to the effects of permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities was $6.4 million for fiscal 2002, compared to ($2.6) million for fiscal 2001. The primary components of net cash provided by operating activities for fiscal 2002 were:
1) a decrease in net loss from $3.3 million in fiscal 2001 to $.1 million in fiscal 2002; 2) an increase in trade accounts payable and other accrued liabilities of $3.2 million and 3) a decrease in inventory of $.4 million; offset by 4) an increase in accounts receivable of $1.2 million and 5) an increase in other non-current assets of $.5 million.

         Net cash used in investing activities was $3.6 million for fiscal 2002, compared to $1.5 million for fiscal 2001, primarily due to an increase in capital expenditures in fiscal 2002.

         Net cash provided by (used in) financing activities was ($0.1) million for fiscal 2002, compared to $1.4 million for fiscal 2001. The decrease in cash provided by financing activities was primarily due to a decrease in borrowings under the revolving credit facility in fiscal 2002 compared to fiscal 2001.

         The Company has a $25 million revolving credit facility, expiring in May 2003, under which it may borrow up to an amount (including standby letters of credit up to $5 million) equal to the lesser of $25 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the accounts receivable and inventory of the Company. In addition, the Company is required to satisfy certain financial covenants regarding net worth, cash flow and restricted payments, including limitations on dividend payments.

         Management currently is engaged in discussions with the bank party to this facility regarding a variety of issues:

         o a request to increase borrowing availability under the facility;

         o        a request for a capital-expenditures line of credit; and

         o a request that the bank consent to certain related party transactions.

         With respect to the related party transactions, the Company believes that it was in compliance with its covenants under the revolving credit facility at December 1, 2001 and has requested the bank's consent to expected fourth quarter 2002 payments. Discussions are continuing. At December 1, 2001, the Company had cash and cash equivalents totaling $4.6 million. At that date the Company also had approximately $20.9 million of borrowing availability under the existing revolving credit facility, with no outstanding borrowings.

         The Company has budgeted approximately $1.1 million for capital expenditures for the remainder of fiscal 2002. These expenditures are devoted to routine capital improvements and miscellaneous items and should be sufficient to maintain current operating capacity. Expected cash flow from operating activities coupled with the Company's ability to enter into capital or operating leases should be adequate, the Company believes, to finance these expenditures.

         If the Company continues its historical revenue growth trend, however, then it will need to raise additional funds for investment in various plant expansion projects to provide additional operating capacity with which to satisfy the increased demand. The Company believes that the cash requirements for these plant expansion projects would need to be met either by restructuring the Company's outstanding long-term debt or by other means such as increased borrowing availability under a revolving credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous (or any) terms when needed by the Company.

         The Company does anticipate continued sales growth in key market niches. As noted above, this growth will require capital expenditures to increase capacity. Sales growth, improved operating performance and expanded capacity - none of which is assured - will be necessary for the Company to continue to service its debt.

SEASONALITY

         Except for sales to school districts, which represent approximately 26% of total sales and which decline during the early spring and summer and early January, there is no significant seasonal variation in sales.

MANAGEMENT BUYOUT

         On April 26, 2001, the Company signed a definitive exchange agreement documenting a management buyout proposal by PF Management, Inc. ("PF Management"). In July, the Special Committee of the Board of Directors of the Company received a competing proposal from William E. Simon & Sons ("Simon") and Triton Partners ("Triton") in which Simon and Triton proposed to commence a tender offer to purchase the Company's common stock for $2.50 per share, subject to certain conditions. The Special Committee was considering the Simon and Triton proposal in light of the exchange agreement and other factors when the Company was contacted in August by counsel to an Ad Hoc Committee of holders of the Company's 10-3/4% Senior Notes Due 2006 who stated that the members of the Ad Hoc Committee, collectively owning at least $90 million in aggregate principal amount of the Senior Notes, were interested in negotiating with the Company to restructure the Company's debt and equity capital. The Special Committee and the Board of Directors decided that the Company should pursue these negotiations.

         In October, the Company presented a restructuring proposal to the Ad Hoc Committee, along with various "due diligence" materials requested by the legal and financial advisors to the Ad Hoc Committee. The Company requested that the Ad Hoc Committee respond to the Company's proposal with a counterproposal by November 16. The Company did not receive a counterproposal from the Ad Hoc Committee by that date, and therefore the Company terminated formal negotiations with the Ad Hoc Committee. A counterproposal was eventually received by the Company on December 12, but was rejected as unacceptable.

         On December 13, Simon entered into an agreement with PF Management, guaranteed by the Company, whereby Simon agreed to assist PF Management in completing the management buyout and possible subsequent restructurings of PF Management and the Company. Commensurate with the signing of this agreement, Simon withdrew its offer made in July with Triton. Following the signing of this agreement, PF Management and the Company entered into an amendment of the definitive exchange agreement. The amendment, dated December 20, 2001, provides for an increase in the exchange price to be paid in the management buyout from $1.21 to $2.50 per share.

         The Company is currently revising its previously-filed preliminary proxy statement in preparation for a special meeting of the shareholders to consider the management buyout proposal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As discussed in its annual report for the fiscal year ended March 3, 2001, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at December 1, 2001 or March 3, 2001. Certain of the Company's outstanding nonderivative financial instruments at December 1, 2001 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

         The Company's major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at December 1, 2001 have not changed materially since March 3, 2001. All long-term debt outstanding at December 1, 2001, comprised of $115.0 million of Senior Notes, was accruing interest at fixed rates. In the future, should the Company borrow funds under its existing credit facility or other long-term financing sources, a rise in prevailing interest rates could have adverse effects on the Company's financial condition and results of operations.


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

         (b)      Reports on Form 8-K


                  The Company announced under cover of Schedule 14D-9 on November 28, 2001, that it had terminated formal negotiations with an Ad Hoc Committee of the Company's noteholders.

                  The Company announced under cover of Schedule 14D-9 on December 14, 2001, that it had considered and rejected a restructuring counterproposal received by the Company from an Ad Hoc Committee of the Company's noteholders, and that it had guaranteed PF Management, Inc.'s obligations under an agreement between PF Management, Inc. and William E. Simon & Sons, LLC.

                  A press release was issued and filed under cover of Schedule 14A on December 21, 2001, announcing the Company's execution of an amended definitive agreement and plan of share exchange with PF Management, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PIERRE FOODS, INC.




Date: January 15, 2002              By:    /s/ Norbert E. Woodhams
      ----------------                 ---------------------------------------
                                                 Norbert E. Woodhams
                                        President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: January 15, 2002              By:    /s/ Pamela M. Witters
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

10.1     Cancellation and Termination on September 3, 2001, of Amended and
         Restated Management Services Agreement dated as of December 17, 1999, by and between Pierre Foods, Inc. and PF Management, Inc. (the successor by assignment from HERTH Management, Inc.)

10.2 Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and James C. Richardson, Jr.

10.3 Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and David R. Clark

10.4 Purchasing Agent Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and PF Purchasing, LLC


10.5     Engagement Letter dated December 13, 2001, between PF Management, Inc.
         and William E. Simon & Sons, LLC (performance by PF Management, Inc.
         guaranteed by Pierre Foods, Inc.)

10.6     Amendment No. 2 to Agreement and Plan of Share Exchange dated as of
         December 20, 2001, by and among Pierre Foods, Inc., PF Management,
         Inc., James C. Richardson, Jr. and David R. Clark (incorporated by reference to Schedule 13E-3/A, Amendment No. 8 filed by Pierre Foods,
         Inc. pursuant to Section 13(e) on December 21, 2001)

              The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.