Form 10-K
period 2002-03-02
PIERRE FOODS INC
filed 2002-05-30
CIK 67494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     for the Fiscal Year Ended March 2, 2002
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

                           COMMON STOCK, NO PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Pierre Foods, Inc. Common Stock outstanding as of May 20, 2002 was 5,781,480. The aggregate market value of Pierre Foods, Inc. Common Stock held by nonaffiliates of Pierre Foods, Inc. as of May 20, 2002 was $4,947,916.

                                TABLE OF CONTENTS


Item Number                                                                                         Page
-----------                                                                                         ----

                                                     PART I

Item  1.         Description of Business..........................................................   1
                           General Development of Business........................................   1
                           Financial Information About Segments...................................   1
                           Narrative Description of Business......................................   1
Item  2.         Properties.......................................................................   4
Item  3.         Legal Proceedings................................................................   4
Item  4.         Submission of Matters to a Vote of Security Holders..............................   4

                                                     PART II

Item  5.         Market for the Registrant's Common Stock and Related Security
                   Holder Matters.................................................................   5
Item  6.         Selected Financial Data..........................................................   5
Item  7.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..........................................................   7
                           Results of Operations..................................................   7
                           Critical Accounting Policies and Estimates.............................   9
                           Liquidity and Capital Resources........................................   9
                           Commercial Commitments, Contingencies and Contractual Obligations......  11
                           Inflation..............................................................  11
Item  7A.        Quantitative and Qualitative Disclosures About Market Risk.......................  11
Item  8.         Financial Statements and Supplementary Data......................................  13
Item  9.         Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure...........................................................  13

                                                     PART III

Item  10.        Directors and Executive Officers of the Registrant...............................  14
Item  11.        Executive Compensation...........................................................  15
Item  12.        Security Ownership of Certain Beneficial Owners and Management...................  21
Item  13.        Certain Relationships and Related Transactions...................................  22

                                                     PART IV

Item  14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................  25


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

         In this document, unless the context otherwise requires, the term "Company" refers to Pierre Foods, Inc. and its current and former subsidiaries. The Company's fiscal year ended March 4, 2000 is referred to as "fiscal 2000," its fiscal year ended March 3, 2001 is referred to as "fiscal 2001," and its fiscal year ended March 2, 2002 is referred to as "fiscal 2002."

FINANCIAL INFORMATION ABOUT SEGMENTS

         During fiscal 2002 and fiscal 2001, the Company operated in the segment of food processing operations, servicing the foodservice industry. In fiscal 2000, the food processing and ham curing segments are presented in the financial statements as continuing operations. Due to the disposition of the restaurant segment during fiscal 2000, the results of the restaurant segment are reported as discontinued operations. The ham curing business, which also was disposed of during fiscal 2000, did not qualify for discontinued operations presentation. Information as to revenue, operating profit, identifiable assets, depreciation and amortization expense and capital expenditures for the Company's food processing and ham curing business segments is contained herein by reference to
Item 8, "Financial Statements and Supplementary Data," incorporating the information under the caption "Major Business Segments" in Note 13 to the Company's consolidated financial statements. Information as to revenue and operating profit of the restaurant segment is contained herein by reference to
Item 8, "Financial Statements and Supplementary Data," incorporating the information under the caption "Disposition of the Restaurant Segment" in Note 1 to the Company's consolidated financial statements.

NARRATIVE DESCRIPTION OF THE BUSINESS

         The Company produces a wide variety of fully-cooked beef, chicken and pork products, hand-held convenience sandwiches and value-added bakery products. The Company's current product line consists of over 800 stock keeping units ("SKUs"). At its Cincinnati, Ohio facility, the Company produces specialty beef, poultry and pork products that are typically custom-developed to meet specific customer requirements. The Company also offers proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs to its customers. The Company's bakery and sandwich assembly plant is located at the Company's Claremont, North Carolina facility. The Company's primary markets and distribution channels include national restaurant chains, primary and secondary schools, vending, convenience stores, warehouse clubs and other niche foodservice and packaged foods markets.

The following table sets forth the Company's revenue and percent of revenue contributed during the past three fiscal years by its various product segments and classes:


                                                                               Revenues by Source
                                               ---------------------------------------------------------------------------------
                                                Fiscal 2002                 Fiscal 2001                   Fiscal 2000
                                                 Revenues                    Revenues                      Revenues
                                               (In Millions)       %       (In Millions)        %        (In Millions)       %
                                               -------------     -----     -------------      -----      -------------     -----
    Food Processing:
       Fully-Cooked Protein Products........     $   139.0        57.3        $  111.2         54.6        $  103.1         57.5
       Microwaveable Sandwiches.............          95.8        39.5            85.2         41.9            66.4         37.1
       Bakery and Other Products............           7.8         3.2             7.1          3.5             7.5          4.2
                                                 ---------       -----        --------        -----        --------        -----
          Total Food Processing.............         242.6       100.0           203.5        100.0           177.0         98.8

    Ham Curing..............................            --          --              --           --             2.1          1.2
                                                 ---------       -----        --------        -----        --------        -----
        Total...............................     $   242.6       100.0        $  203.5        100.0        $  179.1        100.0
                                                 =========       =====        ========        =====        ========        =====



SALES AND MARKETING

         The Company's team of sales and marketing professionals has significant experience in the Company's markets for fully-cooked protein and bakery products and microwaveable sandwiches. The sales, marketing and new product development functions are organized predominantly by distribution channel. In addition to its direct sales force, the Company utilizes a nationwide network of over 100 independent food brokers, all of whom are compensated solely by payment of sales commissions.

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

TRADEMARKS AND LICENSING

         The Company markets food products under a variety of brand names, including Pierre and Design(TM), Fast Bites(R), Fast Choice(R), Rib-B-Q(R), Mom `n' Pop's(R) and Chop House(TM). The Company regards these trademarks and service marks as having significant value in marketing its food products. Pursuant to licenses acquired in fiscal 1998, the Company began producing and marketing microwaveable Checkers, Rally's and Nathan's Famous sandwiches through its existing distribution channels. The term of each such license is subject to renewal and satisfaction of sales volume requirements. The Company has national distribution rights for Rally's and Checkers for vending, as well as distribution rights for Nathan's Famous products.

SEASONALITY

         Except for sales to school districts, which represent approximately 24% of total sales and which decline significantly during the summer and early January, there is no seasonal variation in the Company's sales.

COMPETITION

         The food production business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting spending habits and other demographic factors. In sales of meat products, the Company faces strong price competition from a variety of large meat processing concerns, including Tyson, ConAgra, Zartic, Inc. and Advance Food Company, and from smaller local and regional operations. In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country. The sandwich industry is extremely fragmented, with few large direct competitors but low barriers to entry and indirect competition in the form of numerous other products. The Company's competitors in the sandwich industry include Market Fare Foods, Bridgford Foods Corp., Jimmy Dean Foods and E.A. Sween.

RESEARCH AND DEVELOPMENT

         The Company employs eight food technologists in the product and process development department. Ongoing food production research and development activities include development of new products, improvement of existing products and refinement of food production processes. These activities resulted in the launch of nearly 200 new SKUs in fiscal 2002. Over 28% of fiscal 2002 food processing sales were related to products developed in the last two years, the Company's definition of a new product. In fiscal 2002, 2001 and 2000, the Company spent approximately $373,000, $465,000 and $354,000 respectively, on product development programs.

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

         The Company's operations are governed by laws and regulations relating to workplace safety and worker health that, among other things, establish noise standards and regulate the use of hazardous chemicals in the workplace. The Company also is subject to numerous federal, state and local environmental laws. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its facilities and the land on which its facilities are or had been situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. The Company does not believe that compliance with environmental laws will have a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiary.

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

EMPLOYEES

         As of March 2, 2002, the Company employed approximately 1,300 persons. The Company has experienced no work stoppage attributed to labor disputes and considers its employee relations to be good.

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

         PRINCIPAL OFFICES. The Company's main office is located in the facility it owns in Cincinnati, Ohio. The Company also leases 6,000 square feet of executive office space in Hickory, North Carolina from an affiliated party for $115,700 per year at terms no less favorable than those which could be obtained from an unaffiliated third party.

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

         Pierre Foods and its subsidiary are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the OTC Bulletin Board (OTCBB) under the symbol "FOOD.OB." As of May 20, 2002, the Company had approximately 1,452 shareholders of record.

         The following table sets forth the quarterly high and low sales price per share as reported on NASDAQ for the Company's common stock.

                                                            Range of Prices
                                                          ------------------
                                                            High       Low
                                                          -------    -------
Fiscal year ended March 3, 2001:
   First Quarter......................................... $ 4.813    $ 2.375
   Second Quarter........................................   3.094      1.750
   Third Quarter.........................................   2.500      1.125
   Fourth Quarter........................................   1.250      0.750

Fiscal year ended March 2, 2002:
   First Quarter......................................... $ 1.937    $ 0.906
   Second Quarter........................................   2.280      1.190
   Third Quarter.........................................   2.200      1.240
   Fourth Quarter........................................   2.390      1.050

   The closing bid price on May 20, 2002 was $2.30 per share.

   The Company did not declare a cash dividend during fiscal 2002 or fiscal 2001. The Company's debt instruments restrict its ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and the Company's consolidated financial statements and supplementary data. Regardless of the scope of such restrictions, the Company's policy is to reinvest any earnings rather than pay dividends.

ITEM  6.  SELECTED FINANCIAL DATA

         The following selected historical financial information has been derived from audited consolidated financial statements of the Company. Such financial information should be read in conjunction with the fiscal 2002 consolidated financial statements of the Company, the notes thereto and the other financial information contained elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and supplementary data.



                                                                                Fiscal Years Ended
                                                      -------------------------------------------------------------------------
                                                       March 2,        March 3,        March 4,       March 6,         Feb.27,
                                                        2002            2001             2000           1999             1998
                                                      ---------       ---------       ---------       ---------       ---------
                                                                  (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
   Revenues ....................................      $ 242,605       $ 203,475       $ 179,415       $ 150,455       $  66,245
   Cost of goods sold ..........................        160,781         133,385         115,968         101,356          59,153
   Selling, general and administrative .........         61,726          55,752          59,193          33,673          10,356
   Loss on sale of Mom `n' Pop's Country
       Ham, LLC ................................             --              --           2,857              --              --
   Net (gain) loss on disposition of property,
       plant and equipment .....................             84              27             (22)          1,004            (640)
   Depreciation and amortization ...............          6,438           6,238           5,662           4,902           1,615
                                                      ---------       ---------       ---------       ---------       ---------
   Operating income (loss) .....................         13,576           8,073          (4,243)          9,520          (4,239)
   Interest expense ............................         13,206          13,334          14,986          12,332           1,762
   Other income, net ...........................            364             281             169             409             204
   Income tax benefit (provision) ..............           (733)            767           4,825             613           1,926
                                                      ---------       ---------       ---------       ---------       ---------
   Income (loss) from continuing operations ....              1          (4,213)        (14,235)         (1,790)         (3,871)
   Income from discontinued operations (2) .....             --              --           2,828           4,285           6,121
   Gain on disposal of discontinued
       operations (2) ..........................             --              --           6,802              --              --
   Extraordinary item (1) ......................             --            (455)            (52)            (64)             --
                                                      ---------       ---------       ---------       ---------       ---------
   Net income (loss) ...........................      $       1       $  (4,668)      $  (4,657)      $   2,431       $   2,250
                                                      =========       =========       =========       =========       =========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
   Income (loss) from continuing operations ....      $      --       $   (0.73)      $   (2.45)      $   (0.30)      $   (0.68)
   Income from discontinued operations .........             --              --            0.49            0.72            1.08
   Gain on disposal of discontinued operations .             --              --            1.17              --              --
   Extraordinary item ..........................             --           (0.08)          (0.01)          (0.01)             --
                                                      ---------       ---------       ---------       ---------       ---------

   Net income (loss) ...........................      $      --       $   (0.81)      $   (0.80)      $    0.41       $    0.40
                                                      =========       =========       =========       =========       =========

BALANCE SHEET DATA:
   Working capital (deficit) ...................      $  37,061       $  35,890       $  36,403       $  27,126       $    (497)
   Total assets ................................        169,821         160,308         164,727         216,989          71,656
   Total debt ..................................        121,231         115,165         115,479         146,940          20,918
   Shareholders' equity ........................         27,207          26,867          31,533          41,152          39,227

OTHER DATA:
   Capital expenditures ........................      $   5,994       $  2,764        $   5,488       $  15,479       $  13,252

-----------------

(1) Reflects an extraordinary loss from early extinguishment of debt in the amount of $455 in fiscal 2001, $52 in fiscal 2000 and $64 in fiscal 1999.

(2) Reflects income from discontinued operations in the amount of $2,828 in fiscal 2000, $4,285 in fiscal 1999 and $6,121 in fiscal 1998. In addition, reflects income from discontinued operations of $6,802 in fiscal 2000. See Note 1 - Basis of Presentation, Acquisition and Discontinued Operations to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements made in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include: substantial leverage and insufficient cash flow from operations; restrictions imposed by the Company's debt instruments; management control; factors inhibiting takeover; limited secondary market for common stock; price volatility; restriction of payment of dividends; competitive considerations; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies; dependence on key personnel; potential labor disruptions and the effects of the pending management buyout. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

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

         As a part of the Pierre Cincinnati acquisition, the Company changed its interim fiscal periods to conform with the standard food processing industry interim periods. In line with this, each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks. The results for fiscal 2002, 2001 and 2000 contain 52 weeks.

         Results for fiscal 2002, 2001 and 2000 for each segment are shown below:


                                                                                Fiscal Years Ended
                                                                    ------------------------------------------
                                                                    March 2,         March 3,         March 4,
                                                                      2002             2001             2000
                                                                    --------         --------         --------
                                                                                   (in millions)
Revenues, net:
   Food processing .......................................          $  242.6         $  203.5         $  177.0
   Ham curing ............................................                --               --              2.1
                                                                    --------         --------         --------
         Total ...........................................             242.6            203.5            179.1
                                                                    --------         --------         --------
Cost of goods sold:
   Food processing .......................................             160.8            133.4            113.5
   Ham curing ............................................                --               --              2.1
                                                                    --------         --------         --------
         Total ...........................................             160.8            133.4            115.6
                                                                    --------         --------         --------
Selling, general and administrative ......................              61.7             55.8             59.2
Loss on sale of Mom `n' Pop's Country Ham, LLC ...........                --               --              2.8
Net loss on disposition of property, plant and equipment .               0.1               --               --
Depreciation and amortization ............................               6.4              6.2              5.7
                                                                    --------         --------         --------
Operating income (loss) ..................................              13.6              8.1             (4.2)
Interest and other expense, net ..........................             (12.9)           (13.1)           (14.8)
                                                                    --------         --------         --------
Income (loss) from continuing operations before income tax               0.7             (5.0)           (19.0)
Income tax (provision) benefit ...........................              (0.7)             0.8              4.8
                                                                    --------         --------         --------
Income (loss) from continuing operations .................                --             (4.2)           (14.2)
Income from discontinued restaurant segment ..............                --               --              2.8
Gain on disposal of discontinued restaurant segment ......                --               --              6.8
Extraordinary item .......................................                --             (0.5)            (0.1)
                                                                    --------         --------         --------
Net income (loss) ........................................          $     --         $   (4.7)        $   (4.7)
                                                                    ========         ========         ========


FISCAL 2002 COMPARED TO FISCAL 2001

         REVENUES, NET. Net revenues increased by $39.1 million, or 19.2%. The increase in net revenues was due the introduction of new products and to an increase in demand in all core customer channels.

         COST OF GOODS SOLD. Cost of goods sold increased by $27.4 million, or 20.5%. As a percentage of revenues, cost of goods sold increased from 65.6% to 66.3%. This increase primarily was due to an increase in raw material prices and a change in product mix to lower margin product, offset by improved production efficiencies.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $6.0 million, or 10.7%, primarily due to an increase in overhead costs. As a percentage of revenues, selling, general and administrative expenses decreased from 27.4% to 25.4%, primarily due to cost reduction initiatives in fiscal 2002.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $.2 million, or 3.2%, due to the increase in capital expenditures. As a percentage of revenues, depreciation and amortization decreased from 3.1% to 2.7%.

         OTHER EXPENSE, NET. The primary component of net other expense for fiscal 2002 and fiscal 2001 is interest expense. Interest expense consists primarily of interest on fixed rate long-term debt, and decreased from $13.3 million to $13.2 million.

         INCOME TAX PROVISION. The effective tax rate for fiscal 2002 continuing operations was 99.9% compared to 15.4% for fiscal 2001. The increase in the effective tax rate is due primarily to the effects of permanent timing differences.

FISCAL 2001 COMPARED TO FISCAL 2000

         REVENUES, NET. Net revenues increased by $24.4 million, or 13.6%, due to a $26.5 million (15.0%) increase in the food processing segment, offset by a $2.1 million (100.0%) decrease in the ham curing segment. The increase in food processing revenues was due to an increase in demand in all core customer channels. The decrease in ham curing net revenues was due to the Company's strategic decision to exit the ham curing business, which was effective July 2, 1999.

         COST OF GOODS SOLD. Cost of goods sold increased by $17.8 million, or 15.4%, comprised of a $19.9 million (17.5%) increase in the food processing segment, offset by a $2.1 million (100.0%) decrease in the ham curing segment due to the Company's sale of the ham curing business. As a percentage of net food processing revenues, food processing cost of goods sold increased from 62.1% to 63.4%. This increase was due to a shift in demand to product categories with lower margins.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $3.4 million, or 5.8%, primarily due to a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000. As a percentage of net operating revenues, selling, general and administrative expenses decreased from 33.0% to 27.4% for the same reasons.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $.6 million, or 10.2%, primarily due to routine capital expenditures. As a percentage of net operating revenues, depreciation and amortization decreased from 3.2% to 3.1%.

         OTHER EXPENSE, NET. Net other expense decreased by $1.8 million, or 11.9%. This decrease primarily was due to a change in the credit facility and decreased borrowings under that facility (see --- "Liquidity and Capital Resources" below). Other non-operating expenses were not.

         INCOME TAX BENEFIT. The effective tax rate for fiscal 2001 continuing operations was 15.4% compared to 25.3% for fiscal 2000. The decrease in the effective tax rate is due primarily to the change in estimated tax benefit from the prior year in connection with the completion of the income tax return, combined with the effects of permanent timing differences.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from the Company's estimates. Such differences could be material to the financial statements.

         The Company believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company's application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

         The following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its financial statements.

         REVENUE RECOGNITION. Revenue from sales of food processing products is recorded at the time title transfers. Standard shipping terms are FOB destination, therefore title passes at the time the product is delivered to the customer. Revenue is recognized as the net amount to be received after deductions for estimated discounts, product returns and other allowances. These estimates are based on historical trends and expected future payments (see also PROMOTIONS below).

         PROMOTIONS. Promotional expenses associated with rebates, marketing promotions and special pricing arrangements are recorded as a reduction of revenues at the time the sale is recorded. Certain of these expenses are estimated based on expected future payments to be made under these programs. The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company's future liability.

         GOING CONCERN ASSUMPTION. Significant assumptions underlie the belief that the Company anticipates that its fiscal 2003 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under the anticipated $50 million Foothill Capital credit facility, including, among other things, that the Company will succeed in implementing its business strategy and in closing the Foothill Capital credit facility and that there will be no material adverse developments in the business, liquidity or significant capital requirements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities was $9.9 million and $2.1 million for fiscal 2002 and fiscal 2001, respectively, compared to cash used in operating activities of $6.7 million in fiscal 2000. The increase in net cash provided by operating activities from fiscal 2001 to fiscal 2002 was primarily due to the increase in operating income of $5.5 million. The increase in net cash provided by operating activities from fiscal 2000 to fiscal 2001 was primarily due to a decrease in overhead costs following the divestitures of the restaurant operations and ham curing business and subsequent corporate restructuring in fiscal 2000. The primary components of net cash provided by operating activities for fiscal 2002 were: (1) a decrease in inventories of $3.0 million and (2) an increase in trade accounts payable and other accrued liabilities of $2.4 million, offset by (3) an increase in accounts receivable of $3.3 million. The primary components of net cash provided by operating activities for fiscal 2001 were: (1) a decrease in net loss from continuing operations from $14.2 million in fiscal 2000 to $4.2 million in fiscal 2001, (2) net income tax refunds received of $1.5 million and (3) an increase in accrued payroll of $1.5 million, offset by (4) a decrease in accounts payable and other accrued liabilities, excluding accrued payroll, of $1.0 million and (5) an increase in accounts receivable and inventories of $2.8 million. The Company had positive working capital at March 2, 2002 and March 3, 2001 of $37.1 million and $35.9 million, respectively.

         Cash flows used in investing activities were $7.3 million for fiscal 2002. The primary component was for routine capital expenditures totaling $6.0 million. Cash flows used in investing activities were $2.5 million for fiscal 2001. The primary component was for routine capital expenditures totaling $2.8 million, offset by the collection of a related party note receivable of $.2 million. Cash flows provided by investing activities were $45.2 million in fiscal 2000. The primary components were proceeds from the sales of certain of the Company's assets and the restaurant segment in the amount of $50.1 million, offset by capital expenditures for the food processing and restaurant segments totaling $5.5 million.

         Cash flows provided by financing activities were $0.2 million for fiscal 2002, due the capital contribution of the special purpose leasing entity (see AIRCRAFT OPERATING LEASE AGREEMENT below), offset by principal payments on the Company's capital leases and principal payments related to the obligation of the special purpose leasing entity. Cash flows used in financing activities were $0.5 million for fiscal 2001. The major components were principal payments on the Company's capital leases of $0.3 million and fees of $0.2 million associated with the Company's $25 million revolving credit facility secured May 24, 2000. Cash flows used in financing activities were $37.4 million in fiscal 2000. The major components of the cash flows used in fiscal 2000 were (1) the early payoff of the Company's industrial revenue bonds of $2.1 million, (2) repayment of borrowings under the revolving credit facility with proceeds from the disposition of the restaurant segment of $38.3 million, (3) a loan to a principal shareholder of $5.0 million and (4) the repurchase of the Company's common stock of $1.0 million.

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

         On May 10, 2002, the Company signed a binding letter agreement with Foothill Capital Corporation ("Foothill Capital"), the terms of which will replace the Company's $25 million credit facility. Under the letter agreement, Foothill Capital will extend a five-year secured credit facility to the Company in an aggregate amount up to $50 million, which includes a $16 million term loan subline, a $10 million capital expenditure subline and a $7 million letter of credit subfacility. The collateral for the facility will include substantially all of the Company's assets. The Company expects to close on the facility on or before May 31, 2002, the expiration date of the commitment letter.

         At March 2, 2002, the Company had $4.6 million in cash or cash equivalents on hand, had no outstanding borrowings under the revolving credit facility, and had approximately $20.0 million of additional borrowing availability. At March 2, 2002, the Company was in compliance with the financial covenants under the facility, but continued compliance will depend upon future cash flows and net income, which are not assured.

         Fiscal 2002 operating cash flows were sufficient to provide necessary working capital and to service existing debt. These cash requirements were satisfied through a combination of funds provided by cash on hand at the end of fiscal 2001 and borrowings under the $25 million revolving credit facility. The Company anticipates that its fiscal 2003 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under the anticipated $50 million Foothill Capital credit facility.

         The Company has budgeted approximately $13.2 million for capital expenditures in fiscal 2003. These expenditures are primarily devoted to a plant expansion in order to maintain the current revenue of growth trend. Additional expenditures are designated for routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the anticipated $50 million Foothill Capital credit facility, as well as the Company's ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

         If Pierre continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the $25 million credit facility or its anticipated $50 million credit facility with Foothill Capital, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company's existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

         The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require future capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.

         AIRCRAFT OPERATING LEASE AGREEMENT. During the fourth quarter of fiscal 2002, the Company leased an aircraft from Columbia Hill Aviation, LLC ("Columbia Hill Aviation"), owned 100% by PF Management. Columbia Hill Aviation is not a subsidiary of the Company, however the Company considers Columbia Hill Aviation a non-independent special purpose leasing entity. Accordingly, Columbia Hill Aviation's financial condition, results of operations and cash flows have been included in the Company's consolidated financial statements.

         Effective March 1, 2002, the Company's original operating lease was replaced with a four-year non-exclusive operating lease agreement. Pursuant to the new lease, the Company is obligated to make minimum quarterly lease payments for the right to use the aircraft for a specified number of hours. Under this lease arrangement, Columbia Hill Aviation is responsible for all expenses incurred in the operation and use of the aircraft, except that the Company must provide its own crew. The Company obtained a fairness opinion that states that the agreement is fair to the Company from a financial point of view. In addition, this relationship was reviewed and approved by the Company's Sensitive Transactions Committee and the Board of Directors. See further discussion at
Note 16 to the Consolidated Financial Statements.

         Under the terms of the operating lease agreement with Columbia Hill Aviation, and the financing arrangements between Columbia Hill Aviation and its creditor, the Company does not maintain the legal right of ownership to the aircraft, nor does Columbia Hill Aviation's creditor maintain any legal recourse to the Company.

COMMERCIAL COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

         See Note 14 to the Consolidated Financial Statements for a discussion of commitments, contingencies and contractual obligations.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for fiscal 2002, fiscal 2001 or fiscal 2000. The Company does not expect inflation to have a material impact on its results of operations for fiscal 2003.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 2, 2002, March 3, 2001 or March 4, 2000. Certain of the Company's outstanding nonderivative financial instruments at March 2, 2002 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

INTEREST RATE RISK

         The Company manages the potential loss on long-term debt from changing interest rates by issuing a combination of fixed and variable-rate debt in amounts and maturities that management considers appropriate. Of the Company's long-term debt outstanding at March 2, 2002, all principal amounts were accruing interest at fixed rates. In the future, should the Company borrow funds under its variable-rate revolving credit facility, which may include up to $50 million of variable rate debt under the anticipated Foothill Capital credit facility, a rise in prevailing interest rates could adversely affect the Company's financial condition, results of operations and cash flows. The following table summarizes the Company's market risks associated with long-term debt outstanding at March 2, 2002. The table presents principal cash outflows and related interest rates by maturity date.

                                                 March 2, 2002
                                        Expected Maturities in Fiscal Years


                                                 Long-Term Debt
                                        -----------------------------------
                                                Weighted Average
                                        -----------------------------------
                                        Fixed Rate            Interest Rate
                                        ----------            -------------

           2003                        $     49,686               9.28%
           2004                              47,605               9.28%
           2005                                  --                 --
           2006                         115,000,000              10.75%
           Thereafter                            --                 --
                                       ------------
           Total                       $115,097,291              10.75%
                                       ============

           Fair Value                  $ 57,597,291              10.75%


FOREIGN EXCHANGE RATE RISK

         The Company primarily bills customers in foreign countries in US dollars. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company's products may be more expensive for those customers to pay for in their local currency. At March 2, 2002, all trade receivables were denominated in US dollars.

COMMODITY PRICE RISK

         Certain raw materials used in food processing products are exposed to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The Company manages this risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. The Company's primary commodity price exposures relate to beef, pork, poultry, soy and packaging materials used in food processing products. At March 2, 2002, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company's current positions with respect to such pricing exposures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's nonderivative financial instruments consist primarily of cash and cash equivalents, trade and note receivables, trade payables and long-term debt. The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See further discussion at Note 12 to the Consolidated Financial Statements.

MANAGEMENT BUYOUT

         On April 26, 2001, the Company signed a definitive exchange agreement documenting a management buyout proposal by PF Management. In July, the Special Committee of the Board of Directors of the Company received a competing proposal from William E. Simon & Sons ("Simon") and Triton Partners ("Triton") in which Simon and Triton proposed to commence a tender offer to purchase the Company's common stock for $2.50 per share, subject to certain conditions. The Special Committee was considering the Simon and Triton proposal in light of the exchange agreement and other factors when the Company was contacted in August by counsel to an Ad Hoc Committee of holders of the Company's 10-3/4% Senior Notes Due 2006 who stated that the members of the Ad Hoc Committee, collectively owning at least $90 million in aggregate principal amount of the Senior Notes, were interested in negotiating with the Company to restructure the Company's debt and equity capital. The Special Committee and the Board of Directors decided that the Company should pursue these negotiations; however, when the Company and the Ad Hoc Committee were unable to agree on a mutually acceptable proposal, the Company terminated formal negotiations with the Ad Hoc Committee.

         On December 13, 2001, Simon entered into an agreement with PF Management, guaranteed by the Company, whereby Simon agreed to assist PF Management in completing the management buyout and possible subsequent restructurings of PF Management and the Company. Commensurate with the signing of this agreement, Simon withdrew its offer made in July with Triton. Following the signing of this agreement, PF Management and the Company entered into an amendment of the definitive exchange agreement. The amendment, dated December 20, 2001, provides for an increase in the exchange price to be paid in the management buyout from $1.21 to $2.50 per share.

         The Company has filed a preliminary proxy statement in preparation for a special meeting of the shareholders to consider the management buyout proposal, which is subject to SEC review.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth on pages F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

         JAMES C. RICHARDSON, JR., CHAIRMAN, age 53, has been a director since 1987, and became Chairman of the Board of Directors on December 16, 1999. From 1993 until then he had served as Chief Executive Officer of the Company. From 1996 until becoming Chairman, he had served as Vice Chairman. Mr. Richardson has served the Company as an executive officer since 1987, including Executive Vice President from 1989 to 1993 and President from 1993 to 1996.

         DAVID R. CLARK, VICE CHAIRMAN, age 45, has been a director since 1996 and Vice Chairman since 1999. He joined the Company as its President and Chief Operating Officer in 1996 and held those positions until he became Vice Chairman. From 1994 to 1996, he served as Executive Vice President and Chief Operating Officer of Bank of Granite, located in Granite Falls, North Carolina.

         E. EDWIN BRADFORD, DIRECTOR, age 59, has been a director since 1993. In 1977, he founded Bradford Communications, Inc., a Hickory, North Carolina marketing and advertising firm. During fiscal 2001, Mr. Bradford served as a member of the Sensitive Transactions and Special Committees of the Board of Directors. He continues to serve on both Committees.

         BOBBY G. HOLMAN, DIRECTOR, age 66, has been a director since 1994. He served as the Company's Chief Financial Officer and Treasurer from 1994 until his retirement in 1997. During fiscal 2001, Mr. Holman was a member of the Audit and Special Committees of the Board of Directors. He continues to serve on and chairs both Committees.

         RICHARD F. HOWARD, DIRECTOR, age 52, has been a director since 1987. He served as Chairman of the Board of Directors from 1993 until Mr. Richardson became Chairman in 1999. Mr. Howard served as Executive Vice President of the Company from 1989 to 1993 and as Chief Financial Officer and Treasurer from 1989 to 1994. During fiscal 2001, Mr. Howard was a member of the Executive Compensation Committee of the Board of Directors, and continues to serve on that Committee.

         LEWIS C. LANIER, DIRECTOR, age 53, has been a director since 1988. He is a partner in the Orangeburg, South Carolina, law firm of Lanier & Knight, LLC. Until he co-founded that firm in August 1999, he had been a member of the Orangeburg law firm of Horger, Horger, Lanier & Knight, L.L.P., since joining the firm's predecessor in 1985. During fiscal 2001, Mr. Lanier served on the Executive Compensation and Sensitive Transactions Committees of the Board of Directors. He continues to serve on both committees and chairs the Executive Compensation Committee.

         WILLIAM R. McDONALD III, DIRECTOR, age 68, has been a director since 1991. From 1989 until his retirement in 1999, he was Branch Manager of American Pharmaceutical Services, a subsidiary of Mariner Post-Acute Network, or its predecessors. American Pharmaceutical Services provides pharmaceutical needs and prescription services to nursing homes. Mr. McDonald served as Mayor of the City of Hickory, North Carolina, an elective office he has held from 1981 through 2001. During fiscal 2001, he served on the Audit and Sensitive Transactions Committees of the Company's Board of Directors. He continues to serve on both Committees and chairs the Sensitive Transactions Committee.

         BRUCE E. MEISNER, DIRECTOR, age 52, was elected to the Board of Directors by the Board itself on February 3, 2000 to fill the unexpired term of
L. Dent Miller, who had resigned from the Board concurrent with his retirement from the Company. Mr. Meisner is the proprietor of Bruce E. Meisner Appraisal Company in Hickory, North Carolina, a company providing real estate appraisal services, and has been the proprietor since 1985. During fiscal 2001, Mr. Meisner served on the Audit, Executive Compensation and Special Committees. He continues to serve on those Committees.

         NORBERT E. WOODHAMS, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR, age 56, a director since 1998, became the Company's President and Chief Executive Officer on December 16, 1999. Immediately prior to his election to those offices, Mr. Woodhams was President of Pierre Foods, LLC, the Company's operating subsidiary, having served in that position since the Company's acquisition of Pierre Cincinnati in June 1998. From 1994 to 1998, he served as President of Hudson Specialty Foods, a food processing division of Hudson. Upon the acquisition of Hudson by Tyson in January 1998, Mr. Woodhams became President of Pierre.

         PAMELA M. WITTERS, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY, age 45, became the Company's Chief Financial Officer on December 16, 1999, and Senior Vice President on October 26, 2000. She served the Company as Vice President of Finance from 1998 to 1999. From 1994 to 1998, she worked with Deloitte & Touche LLP in Hickory, North Carolina.

         ROBERT C. NAYLOR, SENIOR VICE PRESIDENT OF SALES, age 49, became the Company's Senior Vice President of Sales on December 16, 1999. Immediately prior, he was Senior Vice President of Sales of Pierre Foods, LLC, the Company's operating subsidiary, having served in that position since the Company's acquisition of Pierre Cincinnati in June 1998. From 1978 to 1998, he served in various sales positions, including Vice President of Sales.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own ten percent or more of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, no persons failed to make timely filings during the Company's fiscal year ended March 2, 2002, except for the untimely filing of a Form 3 filed for Robert C. Naylor.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following information relates to compensation paid by the Company to its Chief Executive Officer and each of the highly compensated Executive Officers (collectively, the "Named Executive Officers"). The Company granted no options during fiscal 2002.




                                                      Annual Compensation
                                                      -------------------                    Long Term
           Name and            Fiscal                                                       Compensation         All Other
      Principal Position        Year        Salary           Bonus        Other            Option Awards       Compensation
      ------------------        ----        ------           -----       -------           -------------       ------------
                                             ($)              ($)        ($) (1)            (# of Shares         $      (2)
                                                                                             Underlying
                                                                                              Options)
 --------------------------------------------------------------------------------------------------------------------------
 James C. Richardson, Jr.       2002    $  481,148(3)  $  750,000(4)     $207,314                0               $     0
     Chairman                   2001             0(3)   1,775,000(4)            0                0                     0
                                2000             0(3)   1,145,748(4)      799,522               (5)                    0
 --------------------------------------------------------------------------------------------------------------------------
 David R. Clark                 2002    $  665,604(6)  $1,368,800        $ 18,876                0               $ 3,200
     Vice Chairman              2001       150,000(6)           0               0                0                 3,200
                                2000       150,000(6)   1,261,969(4)      795,522               (5)                3,200
 --------------------------------------------------------------------------------------------------------------------------




                                                      Annual Compensation
                                                      -------------------                    Long Term
           Name and            Fiscal                                                       Compensation         All Other
      Principal Position        Year        Salary           Bonus        Other            Option Awards       Compensation
      ------------------        ----        ------           -----       -------           -------------       ------------
                                             ($)              ($)        ($) (1)            (# of Shares          $     (2)
                                                                                             Underlying
                                                                                              Options)
 --------------------------------------------------------------------------------------------------------------------------
 Norbert E. Woodhams            2002    $  307,693     $  324,771        $      0                 0               $3,200
   President and                2001       300,000              0               0                 0                3,200
   Chief Executive Officer      2000       275,622        355,007         179,100                (5)               3,200
 --------------------------------------------------------------------------------------------------------------------------
 Pamela M. Witters              2002    $  184,669     $  201,426        $      0                 0               $3,200
   Chief Financial              2001       152,500         20,000               0            25,000                3,200
   Officer, Treasurer and       2000       104,438         73,546               0                 0                  652
   Secretary
 --------------------------------------------------------------------------------------------------------------------------
 Robert C. Naylor               2002    $  193,860     $  202,416        $      0                 0               $1,040
   Senior Vice President        2001       183,600              0               0                 0                1,040
   of Sales                     2000       180,000        116,607               0                 0                1,040
 --------------------------------------------------------------------------------------------------------------------------

(1) For fiscal 2002, consists of the value of life insurance premiums. For fiscal 2000, consists of tax "gross up" payments made in connection with the payment of transaction success bonuses. For all periods shown, company cars and certain other benefits are excluded, as such items did not exceed 10% of the individual's annual salary and bonus.

(2) Includes matching contributions made by the Company to the Company's 401(k) plan.

(3) For fiscal 2002, includes compensation by HERTH Management, Inc. ("HERTH") and subsequently PF Management through September 3, 2001, plus salary beginning September 3, 2001. For fiscal 2001 and 2000, no salary was paid to this individual, who was instead compensated solely by HERTH. The Company paid PF Management $967,500 in fiscal 2002, consisting of $325,000 under the management services agreement, $350,000 as a cancellation fee, and $150,000 as bonuses paid to Mr. Richardson. The Company paid HERTH $925,000 in fiscal 2002, consisting of $325,000 pursuant to the HERTH agreement and an additional $600,000 in the aggregate as bonuses paid to Mr. Richardson. The Company paid HERTH $2,550,000 in fiscal 2001, consisting of $1,300,000 pursuant to the HERTH agreement and an additional $1,250,000 in the aggregate as bonuses paid to Mr. Richardson for his leadership on strategic initiatives. See "Certain Relationships and Related Party Transactions."

(4) For fiscal 2002, includes management performance bonuses of $600,000 paid directly to HERTH and management performance bonuses of $150,000 paid directly to PF Management. For fiscal 2001, includes management performance bonuses of $1,250,000 paid directly to HERTH, plus $525,000 paid directly to Mr. Richardson by the Company. For fiscal 2000, includes management performance bonuses and transaction success bonuses.

(5) On February 18, 2000, these Named Executive Officers cancelled all outstanding options to purchase common stock that had been issued and were then outstanding, including options not yet exercisable as well as options exercisable as of the date of cancellation. No value was received by any of the Named Executive Officers in connection with the cancellation of their options.

(6) For fiscal 2002, excludes $100,000, and for both fiscal 2001 and fiscal 2000, excludes $200,000 paid by the Company and offset from amounts owing to HERTH and subsequently PF Management. See "Employment Contracts and Change in Control Agreements" and "Certain Relationships and Related Party Transactions."

                   AGGREGATED OPTION EXERCISES IN FISCAL 2002
                        AND FISCAL YEAR-END OPTION VALUES

         The following table presents the value of unexercised options held by the Named Executive Officers during fiscal 2002. No stock options were exercised during fiscal 2002.


                                         No. Shares Underlying                        Value of In-the-Money
                                        Options At March 2, 2002                  Options At March 2, 2002 (1)
                                  ----------------------------------           ----------------------------------
Name                              Exercisable          Unexercisable           Exercisable          Unexercisable
----                              -----------          -------------           -----------          -------------
James C. Richardson, Jr.                --                    --                    --                    --

David R. Clark                          --                    --                    --                    --

Norbert E. Woodhams                     --                    --                    --                    --

Pamela M. Witters                   12,500                25,000                 5,000                20,000

Robert C. Naylor                    30,000                20,000                    --                    --


--------------------

(1) The closing bid price of the Company's common stock on Wednesday, May 20, 2002, was $2.30 per share.


                            COMPENSATION OF DIRECTORS

         During fiscal 2002, directors were paid $10,000 per Board meeting attended, $5,000 per Audit, Executive Compensation and Sensitive Transactions Committee meetings attended, and $2,500 per Special Committee meeting attended, except that directors who were employees of the Company, who were compensated by HERTH, or who had material contracts with the Company, received no payment for their service as directors.

              EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

         On September 3, 2001, each of James C. Richardson, Jr., the Company's Chairman, and David R. Clark, the Company's Vice Chairman, executed an Employment Agreement with the Company for three years at an annual base salary of $1,000,800, which may be increased from time to time by the Board of Directors. The Company can also award bonuses to Mr. Richardson and Mr. Clark based upon other considerations. See "Report of the Executive Compensation Committee." Each of these employment agreements will be automatically extended for additional, successive one-year terms, unless the Company or the respective employee gives prior notice of termination. Should Mr. Richardson's or Mr. Clark's employment be terminated by the Company without cause, or by reason of death or disability, or should Mr. Richardson or Mr. Clark resign from employment for good reason, then the Company would be obligated to make a severance payment to him equal to the sum of his base salary as would be due in the aggregate for the remainder of the initial three-year term or the one-year renewal term then in effect, as the case may be, but which shall not be less than three months of his base salary then in effect.

         In the case of Mr. Clark, the Employment Agreement dated as of September 3, 2001 replaces the Employment Agreement between the Company and Mr. Clark dated June 30, 1996, as amended February 23, 1998 (the "superseded agreement"). As amended, the superseded agreement provided for an annual base salary of $350,000 and an annual bonus based on the Company's financial performance. Under this agreement, $200,000 of Mr. Clark's base salary was paid by HERTH and $150,000 of his base salary was paid by the Company. See "Certain Relationships and Related Party Transactions." The superseded agreement expired February 28, 2003, with automatic successive renewals for one-year terms, unless the Company notified Mr. Clark that it did not intend to extend the term. If Mr. Clark's employment were terminated by the Company without cause, or by reason of death or disability, or if Mr. Clark resigned from employment for good reason during the initial five-year term under the superseded agreement, then the Company would have been obligated to make a severance payment to him equal to the sum of his base salary as would be due in the aggregate for the remainder of the five-year term. In the event of termination without cause, or by reason of death or disability, or a resignation for good reason during any renewal term under the superseded agreement, the severance payment would equal three months of Mr. Clark's then-existing base salary.

         On August 18, 1999, Norbert E. Woodhams, the Company's President, Chief Executive Officer and Director, and the Company executed an Incentive Agreement, which provided for an annual salary of $250,000 and a periodic bonus under the Company's executive bonus plan (the "Woodhams Incentive Agreement"). The Company also agreed to pay to Mr. Woodhams a "pay to stay bonus" in the amount of $800,000 (inclusive of a tax "gross up" amount) in the event that the Company enters into an agreement for the sale of the Company's food processing operation or if Mr. Woodhams' employment is terminated. Mr. Woodhams is also entitled to receive a transaction success bonus in the amount of $750,000 (inclusive of a tax "gross up" amount) and a severance payment of $532,099 (inclusive of a tax "gross up" amount) in the event that such sale is consummated or Mr. Woodhams' employment is terminated. The Woodhams Incentive Agreement was amended on January 1, 2000 and December 31, 2001 to increase Mr. Woodhams annual salary to $300,000 and $350,000, respectively. The term of the Woodhams Incentive Agreement expires on June 8, 2003 and will be automatically extended from year to year unless the Company notifies Mr. Woodhams that it does not intend to extend the term.

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

         On December 31, 2001, each of Pamela M. Witters, the Company's Chief Financial Officer, and Robert C. Naylor, the Company's Senior Vice President of Sales, executed an Employment Agreement with the Company for three years. Ms. Witters' agreement provides for an annual base salary of $210,000, and Mr. Naylor's agreement provides for an annual base salary of $220,000, each of which may be increased from time to time by the Board of Directors. The Company can also award bonuses to Ms. Witters and Mr. Naylor based upon other considerations. See "Report of the Executive Compensation Committee." Each of these employment agreements will be automatically extended for additional, successive one-year terms, unless the Company or the respective employee gives prior notice of termination. Should Ms. Witters' or Mr. Naylor's employment be terminated by the Company without cause, or by reason of death or disability, or should Ms. Witters or Mr. Naylor resign from employment for good reason, then the Company would be obligated to make a severance payment to that employee equal to the sum of his or her base salary as would be due in the aggregate for the remainder of the initial three-year term or the one-year renewal term then in effect, as the case may be, but which shall not be less than three months of his or her base salary then in effect. In the event of a change in control of the Company (excluding the proposed management buyout), Ms. Witters and Mr. Naylor shall be entitled to receive (a) three times the amount of base salary paid or payable by the Company to that employee for services rendered during the most recently completed fiscal year, plus (b) three times the amount of aggregate cash bonus paid or payable by the Company to that employee for services rendered during the most recently completed fiscal year.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2002, the Executive Compensation Committee of the Company's Board of Directors consisted of Messrs. Lanier, Howard and Meisner, none of whom was an officer or employee of the Company or any of its subsidiaries during fiscal 2002. Messrs. Lanier and Meisner have never been officers of the Company or any of its subsidiaries. Mr. Howard served as Chairman of the Board of Directors from 1993 until Mr. Richardson became Chairman in 1999. Mr. Howard served as Executive Vice President of the Company from 1989 to 1993 and as Chief Financial Officer and Treasurer from 1989 to 1994.

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

         Compensation Principles. In determining the compensation of senior executives, the Company believes that compensation should be (1) based in part upon the Company's performance, by the use of bonuses, (2) based in part upon the individual contributions and attainment of goals of each officer and the performance of management as a group and (3) based in part upon compensation paid by other companies to similarly situated management. The Company's executive compensation program consists of salary, bonus, long-term compensation and other benefits.

         Executive Compensation. The Committee considers the objectives of the Company in developing criteria to measure management performance and whether individual executives have accomplished the goals assigned to them. Several elements of the performance of an executive are based upon non-numerical performance criteria, such as level of responsibility in the Company, comparable compensation of other executives, individual meritorious performance and improvements in administration, customer relations and strategic planning. Other elements are tied to management's performance individually and as a group in achieving corporate goals, such as financial performance, profit margins, EBITDA and acquisitions and dispositions deemed to be advantageous to the Company. No mathematical weights are assigned to these individual criteria; however, certain specific bonus incentives may be directly related to financial performance goals.

         Performance-based criteria are generally considered as a whole, although specific performance targets may be waived or adjusted in consequence of unforeseen events or circumstances. Concerning this aspect of compensation, the Committee considered that during fiscal year 2002 management met and surpassed many goals set for them by the Board, including retention and development of customer relationships, negotiating a debt refinancing and the completion of the restructuring of business units within the Company. The Committee also considered management's timely actions in positioning the Company for future growth and strategic initiatives.

         In hiring new officers for the Company, consideration is given to compensation arrangements in previous employment, compensation averages for such executives in the food service industry and means of structuring compensation packages to create incentives to achieve individual and corporate goals.

         Compensation of Chief Executive Officer and other Senior Executives. The evaluation of the performance of the Chief Executive Officer and the other senior executives is consistent with the compensation principles described above. The compensation paid to the Chief Executive Officer and the other senior executives reflects the performance of the Company and each senior executive. Determination of adequate compensation is qualitative in nature and is based upon a variety of factors, including comparison group compensation data, attainment of various corporate goals, financial and operating performance, individual performance and other factors.

                                            The Executive Compensation Committee

                                                       Lewis C. Lanier, Chairman
                                                               Richard F. Howard
                                                                Bruce E. Meisner

                             STOCK PERFORMANCE GRAPH

         The following graph presents a five-year comparison of cumulative shareholder returns for the Company, the Standard & Poor's Composite Index (the "S&P Composite Index"), and a Company-constructed peer group (the "Peer Group"). The Company-constructed peer group seeks to reflect the performance of various companies that are similar to the Company in industry or line of business over the five-year period beginning February 28, 1997 and ending March 2, 2002. The graph assumes that $100 is invested on February 28, 1997 in each of the Company's common stock, the Peer Group, and on February 28, 1997 in the Standard & Poor's Composite Index, and, in each case, that all dividends are reinvested.

         The Company's Peer Group consists of food processing peers ConAgra, Inc., Sara Lee Corporation, Tyson Foods, Bridgford Foods Corporation and Hormel Foods. The returns of each group member were weighted according to the member's stock market capitalization at the beginning of each period for which a return is indicated.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                 AMONG PIERRE FOODS, INC., THE S & P  500 INDEX
                                AND A PEER GROUP


                              [PERFORMANCE GRAPH]


   Measurement Period        Pierre Foods,            Peer               S&P
   (Fiscal Year-End)              Inc.               Group               500
   -----------------         -------------           -----               ---

        2/28/97                  100.00              100.00            100.00
        2/27/98                  200.00              133.22            135.00
         3/6/99                   58.33              135.11            161.65
         3/4/00                   45.14               75.71            180.61
         3/3/01                   11.11              106.04            165.80
         3/2/02                   25.56              119.42            150.03



*$100 invested on 2/28/97 in stock or index-including reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table shows, as of April 11, 2002, except as otherwise indicated, the holdings of Pierre Foods common stock by (1) any entity or person known to us to be the beneficial owner of more than five percent of the outstanding shares, (2) each director and each executive officer and (3) by all directors and executive officers as a group.


                 Name and                             Number of Shares                         Percent of
                Address of                            of Common Stock                         Outstanding
             Beneficial Owner                      Beneficially Owned (1)                     Common Stock
             ----------------                      ----------------------                     ------------
PF Management, Inc. (2)
361 Second Street, NW                                    3,630,212                               62.8%
Hickory, NC  28601

James C. Richardson, Jr. (3)
P.O. Box 3967                                            3,630,212                               62.8
Hickory, NC 28603

David R. Clark (3)
P.O. Box 3967                                            3,630,212                               62.8
Hickory, NC 28603

James M. Templeton (3)
P.O. Box 1295                                            3,630,212                               62.8
Claremont, NC 28610

Dimensional Fund Advisors Inc. (4)
1299 Ocean Avenue, 11th Floor                             493,375                                 8.5
Santa Monica, CA 90401

Robert C. Naylor (5)
9990 Princeton Road                                        55,197                                  *
Cincinnati, OH 45246

Pamela M. Witters (6)
9990 Princeton Road                                        13,846                                  *
Cincinnati, OH  45246

Norbert E. Woodhams
9990 Princeton Road                                        7,627                                   *
Cincinnati, OH  45246

Bobby G. Holman
4090 Golf Drive                                            5,728                                   *
Conover, NC 28613

E. Edwin Bradford (7)
2700 Garden Hill Drive, Apt 102                            3,141                                   *
Raleigh, NC 27614

William R. McDonald III (8)
1257 25th Street Pl., SE                                    860                                    *
Hickory, NC 28602

Richard F. Howard
5982 Highway 150 East                                        --                                    *
Denver, NC  28037

Lewis C. Lanier
P.O. Box 518                                                 --                                    *
160 Centre Street, N.E.
Orangeburg, SC 29115

Bruce E. Meisner
1316 2nd Street NE, Suite No. 8                              --                                    *
Hickory, NC 28601

All directors and executive officers as a
group (11 persons)                                       3,716,611                               64.2%

*        Less than one percent

(1) The actual number of shares outstanding at April 11, 2002 was 5,781,480. Each percentage has been calculated on the basis of such number.

(2) All of the shares owned by PF Management are also deemed to be beneficially owned by Messrs. Richardson and Clark in their capacity as directors. Messrs. Richardson, Clark, and Templeton are also shareholders of PF Management. Mr. Templeton disclaims beneficial ownership of Pierre Foods shares owned by PF Management. Mr. Templeton has agreed with PF Management, and Messrs. Richardson and Clark (a) to vote his PF Management shares in the manner directed by Messrs. Richardson and Clark and (b) to give Messrs. Richardson and Clark sole voting and investment power over the Pierre Foods shares owned by PF Management.

(3) Consists of 3,630,212 shares deemed to be owned beneficially through PF Management.

(4) The information provided for Dimensional Fund Advisors Inc. ("Dimensional") was obtained from a Schedule 13G dated January 30, 2002, filed with the SEC by Dimensional. According to the filing, Dimensional is a registered investment advisor with voting and/or investment power over the shares disclosed as beneficially owned by it. The filing states that the shares are actually owned by investment companies, trusts and accounts advised by Dimensional and that Dimensional disclaims beneficial ownership of the shares.

(5) Includes 30,000 shares issuable upon the exercise of currently exercisable options at an exercise price of $10.50 per share.

(6) Includes 5,000 shares issuable upon the exercise of currently exercisable options at an exercise price of $2.00 per share, and 7,500 shares issuable upon the exercise of currently exercisable options at an exercise price of $5.13 per share. Excludes 20,000 shares issuable upon the exercise of options at an exercise price of $2.00 per share, which options are not currently exercisable but will become exercisable immediately prior to completion of the management buyout exchange.

(7) Includes 1,200 shares deemed to be owned beneficially through an individual retirement account.

(8)      Consists of 860 shares held directly by this shareholder's spouse.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Beginning April 25, 2001 and terminating September 3, 2001, PF Management provided management services to Pierre Foods, including strategic planning and the direction of strategic initiatives, including the identification and pursuit of mergers, acquisitions, other investment opportunities (both within and without Pierre Foods industry) and divestitures; management of Pierre Foods' relationships with investment bankers, securities broker-dealers, significant shareholders, note holders, banks, lawyers and accountants; facilitating meetings of the board of directors; and general oversight of Pierre Foods performance. PF Management provided the full time services of Richardson and Clark to Pierre Foods. In exchange for these services, PF Management was entitled to $1,500,000 per year pursuant to a management services agreement. HERTH Management, Inc. previously provided these services to Pierre Foods, but assigned the management services agreement to PF

Management as of April 25, 2001. The agreement was subsequently cancelled as of September 3, 2001. Upon termination of the agreement, Richardson and Clark each entered into employment agreements with Pierre Foods.

         As of April 25, 2001, the shareholders of PF Management were Richardson (52.9%), Clark (35.2%) and Templeton (11.9%). As of April 17, 2001, HERTH was owned only by Richardson and Gregory A. Edgell, a former affiliate of Pierre Foods. Prior to April 17, 2001, the shareholders of HERTH included Richardson (22.0%), Templeton (11.0%) and Columbia Hill, LLC (45.0%), whose equity owners included Clark (45.0%) and Richardson (40.0%).

         Pierre Foods paid PF Management $967,500 in the fiscal year ended March 2, 2002, consisting of $325,000 under the management services agreement, $350,000 as a cancellation fee, an additional $150,000 as bonuses paid to Richardson, and an additional $142,500 as bonuses paid to Templeton. Pierre Foods paid HERTH $925,000 in the fiscal year ended March 2, 2002, consisting of $325,000 under the management services agreement and an additional $600,000 as bonuses paid to Richardson. Pierre Foods paid HERTH $2,550,000 in fiscal 2001, consisting of $1,300,000 under the management services agreement and an additional $1,250,000 as bonuses paid to Richardson. Pierre Foods paid HERTH $3,241,270 in fiscal 2000, consisting of $1,300,000 under the management services agreement and an additional $1,941,270 as bonuses paid to Richardson. The management services agreement provided for $200,000 of Mr. Clark's annual salary to be paid for by PF Management or HERTH, as applicable. In the fiscal year ended March 2, 2002, Pierre Foods paid $100,000 directly to Clark and reduced the amounts owed under the management services agreement accordingly. In each of fiscal 2001 and 2000, the Company paid $200,000 directly to Clark and reduced the $1,500,000 owed under the management services agreement. In addition, in the fiscal year ended March 2, 2002, Pierre Foods paid approximately $425,000 to PF Management for reimbursement of expenses incurred in connection with the management buyout exchange as required by the amended exchange agreement.

         On April 9, 2002, the board of directors of Pierre Foods approved the payment of up to $2 million as a bonus to Richardson and up to $2 million as a bonus to Clark. Each bonus is payable in whole or in part at any time, is based on anticipated fiscal 2003 earnings and is subject to repayment in the board's discretion to the extent the anticipated earnings are not realized.

         Columbia Hill Management, Inc., owned 50% each by Richardson and Clark, provides accounting, tax and administrative services to Pierre Foods, as well as professional services for the management of special projects. During fiscal 2001 and 2002, Columbia Hill Management also provided consulting services for development of new food service programs, and consulting services for assessment and development of alternative warehousing and distribution programs. Fees paid for these services were approximately $1,130,000 in fiscal 2002 and $860,000 in fiscal 2001.

         During fiscal 2002, 2001 and 2000 Columbia Hill, LLC, owed Pierre Foods as much as $993,247 pursuant to a promissory note payable on demand and bearing interest at the prime rate. Columbia Hill LLC is owned in part by Richardson and Clark, who have unconditionally guaranteed repayment of the note. In April 2001, the note was assumed by PF Management.

         Columbia Hill Land Company, LLC, owned 50% by each of Richardson and Clark, leases office space to Pierre Foods in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $110,000 in fiscal 2002 and $103,000 in each of fiscal 2001 and 2000.

         Atlantic Cold Storage of Mocksville, LLC , owned one-third each by Richardson and Clark, plans to construct and finance a public cold storage warehouse which would lease space to Pierre Foods as well as to others. The proposed agreement with Pierre Foods is for 10 years and a minimum of 4,000 pallet positions to be leased as of the first date the facility is operational. Pierre Foods also agreed to pay $250,000 for specialized construction costs. During fiscal 2001, Pierre Foods paid $250,000 to Atlantic Cold Storage for the specialized construction costs.

         In fiscal 2002, Pierre Foods began to purchase general construction and maintenance services from Phoenix Building Systems, Inc., a company owned 43% by Richardson, but in which Richardson has the right to receive 100% of the profits and losses of Phoenix on a pass-through basis. The amount paid to Phoenix by Pierre Foods during fiscal 2002 was approximately $140,000.

         In fiscal 2002, the Company began to purchase services from Compass Outfitters, LLC ("Compass"), a company owned 45% by each of Richardson and Clark that provides team-building opportunities for customers and employees. During fiscal 2002, approximately $90,000 was paid to Compass under this arrangement.

         On December 16, 1999, the board of directors approved a loan to Richardson in an amount up to $8.5 million for the purpose of enabling Richardson to purchase shares of Pierre Foods common stock owned by certain shareholders. The terms of the loan provide that outstanding amounts will bear a simple interest rate of 8 1/2%, with principal and interest due three years from the date of the loan. At the end of fiscal 2000, disbursements under the loan totaled $5 million. No further disbursements have been, or are anticipated to be, made under this loan.

         PF Purchasing, LLC, owned 50% by each of Richardson and Clark, serves as an exclusive purchasing agent for Pierre Foods, pursuant to a three-year agreement that commenced September 3, 2001. Under the agreement, PF Purchasing will make an incentive payment of $100,000 per quarter in consideration of the opportunity to act as exclusive purchasing agent, and in exchange will be entitled to receive all rebates or discounts receivable by Pierre Foods from suppliers and vendors for orders negotiated and placed by PF Purchasing. In the fiscal year ended March 2, 2002, net fees paid to PF Purchasing were approximately $620,000.

         On July 1, 1999, Pierre Foods' subsidiary, Pierre Foods, LLC sold a 1% membership interest in Mom 'n' Pop's Country Ham, LLC, Pierre Foods' ham operation, to Richardson for $9,950. In August 1999, effective as of July 2, 1999, Pierre Foods conveyed its 99% membership interest in Mom 'n' Pop's to Hoggs, LLC in exchange for a promissory note in the principal amount of $985,050 due December 31, 1999. As security, each of the members of Hoggs, LLC pledged his or her membership interest in Hoggs to Pierre Foods. Richardson holds a 55% interest in Hoggs, but is entitled to receive 100% of the profits and losses of Hoggs on a pass-through basis. In addition, Pierre Foods provided a revolving credit line of $500,000 to Hoggs for working capital. As of the end of fiscal 2000, Hoggs paid the promissory note and the line of credit in full, and the line of credit has been terminated. In fiscal 2002, Mom `n' Pop's began selling pork products to Pierre Foods. The amount paid by Pierre Foods during fiscal 2002 was approximately $150,000.

         During the fourth quarter of fiscal 2002, Pierre Foods leased an aircraft from Columbia Hill Aviation, LLC, owned 100% by PF Management. Under the terms of the lease, Pierre Foods was obligated to make monthly payments of approximately $58,000 and paid approximately $170,000 under the lease during fiscal 2002. Under that arrangement, Pierre Foods was to maintain its own flight department and was responsible for all operating costs of the aircraft. Effective March 1, 2002, the December 11, 2001 lease was cancelled and replaced with a non-exclusive lease agreement. Pursuant to this new lease, Pierre Foods is obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability. Under this lease agreement, Columbia Hill Aviation is responsible for all expenses incurred in the operation of the use of the aircraft, except that Pierre Foods must provide its own crew. On March 1, 2002, Pierre paid Columbia Hill Aviation $943,000 as a refundable deposit under the lease agreement and $471,500 for the first quarterly lease payment.

         PF Distribution, LLC, owned 50% by each of Richardson and Clark, serves as an exclusive logistics agent for Pierre Foods pursuant to a one-year agreement that commenced on March 3, 2002. Under the agreement, PF Distribution will provide warehousing, fulfillment and transportation services to Pierre Foods.

         On May 10, 2002, Pierre Foods signed a binding letter agreement with Foothill Capital Corporation ("Foothill Capital"), the terms of which will replace Fleet Capital Corporation as Pierre Foods' principal lender. Under the letter agreement, Foothill Capital will extend a five-year secured credit facility to the Company in an aggregate amount up to $50 million, which includes a $16 million term loan subline, a $10 million capital expenditure subline and a $7 million letter of credit subfacility. The collateral for the facility will include substantially all of Pierre Foods' assets. Richardson and Clark have agreed to guarantee payment of the facility in exchange for guarantee fees. Pierre Foods has agreed to pay such fees to each of Richardson and Clark, annually in advance, equal to 1.5% of the amount committed for lending under the facility. Pierre Foods expects to close on the facility on or before May 31, 2002.

         All material transactions with affiliates of the Company are first reviewed by the sensitive transactions committee of the board, which is composed of three independent directors. Upon recommendation of this committee, such transactions are then presented to the entire board, where they must be approved by a majority of the independent directors. The directors obtain and rely upon investment banking "fairness" opinions when considering these transactions to the extent required by the indenture governing the senior notes.

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


         3.       Exhibits

                  See Index to Exhibits.

(b)      Reports On Form 8-K.

         A current report on Form 8-K was filed on March 27, announcing the delisting of its common stock from the NASDAQ Small Cap Market, and its transfer to the OTC Bulletin Board.

(c)      Other Filings

         A revised preliminary proxy statement was filed with the Securities and Exchange Commission on May 15, 2002, in connection with a special meeting of shareholders, at which the shareholders will be asked to adopt and approve the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Pierre Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PIERRE FOODS, INC.

                                       By:       /s/ DAVID R. CLARK
                                           -------------------------------------
                                                   David R. Clark
                                              Vice Chairman of the Board

Dated: May 30, 2002


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


                Signature                                    Title                               Date
                ---------                                    -----                               ----

      /s/  JAMES C. RICHARDSON, JR.           Chairman of the Board                            May 30, 2002
-----------------------------------------
        James C. Richardson, Jr.


           /s/ DAVID R. CLARK                 Vice Chairman of the Board                       May 30, 2002
-----------------------------------------       (Principal Executive Officer)
             David R. Clark


        /s/  NORBERT E. WOODHAMS              Chief Executive Officer, President               May 30, 2002
-----------------------------------------       and Director
           Norbert E. Woodhams


         /s/  PAMELA M. WITTERS               Chief Financial Officer, Treasurer               May 30, 2002
-----------------------------------------       and Secretary (Principal
            Pamela M. Witters                   Financial Officer and Principal
                                                Accounting Officer)

         /s/  E. EDWIN BRADFORD               Director                                         May 30, 2002
-----------------------------------------
            E. Edwin Bradford


          /s/  BOBBY G. HOLMAN                Director                                         May 30, 2002
-----------------------------------------
             Bobby G. Holman


         /s/  RICHARD F. HOWARD               Director                                         May 30, 2002
-----------------------------------------
            Richard F. Howard

          /s/  LEWIS C. LANIER                Director                                         May 30, 2002
-----------------------------------------
             Lewis C. Lanier


          /s/  BRUCE E. MEISNER               Director                                         May 30, 2002
-----------------------------------------
            Bruce E. Meisner


      /s/  WILLIAM R. MCDONALD III            Director                                         May 30, 2002
-----------------------------------------
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

10.2 First Amendment to 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 33-15017))

10.3 1987 Special Stock Option Plan (restated as of May 15, 1997) (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-29111))

10.4 1997 Incentive Stock Option Plan (as amended and restated February 23, 1998) (incorporated by reference to Post-Effective Amendment No. 1 to Exhibit 99(a) to the Company's Registration Statement on Form S-8 (No. 333-32455))

10.5 First Amendment to 1997 Incentive Stock Option Plan, dated February 23, 1998 (incorporated by reference to Exhibit 99(b) to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 333-32455))

10.6 1997 Special Stock Option Plan (as amended and restated February 23, 1998) (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 333-33439))

10.7 First Amendment to 1997 Special Stock Option Plan, dated February 23, 1998 (incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (No. 333-33439))

10.8 Consulting and Non-Competition Agreement, dated as of January 29, 1998, between the Company and Charles F. Connor, Jr. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (No. 333-58711))

10.9 Rights Agreement, dated as of September 2, 1997, between the Company and American Stock Transfer & Trust Company, Rights Agent (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5,
               1997)

10.10 Credit Agreement, dated as of June 9, 1998, among the Company, certain Guarantors, First Union Commercial Corporation ("First Union"), as Agent and a Lender, and NationsBank N.A., American National Bank and Trust Company of Chicago and National City Commercial Finance, Inc., as Lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.11 Security Agreement, dated as of June 9, 1998, among the Company, certain Guarantors and First Union, as Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.12 Pledge Agreement, dated as of June 9, 1998, among the Company, certain Guarantors and First Union, as Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 1998)

10.13 Amendment to Credit Agreement and Consent, dated as of September 5, 1998, among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-58711)

10.14 Borrower Joinder Agreement dated as of February 26, 1999 between Fresh Foods Restaurant Group, LLC and First Union, as Agent (schedules omitted) (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.15 Amendment No. 2 to Credit Agreement and Waiver dated as of April 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.16 Amendment No. 3 to Credit Agreement dated as of May 14, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.17 Consent dated as of July 29, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and a Lender, and certain other Lenders (incorporated by reference to Exhibit
               10.36 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.18 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and David R. Clark (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.19 Amended and Restated Change in Control Agreement dated as of July 6, 1999 between the Company and James C. Richardson, Jr. (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.20 Severance, Consulting and Noncompete Agreement dated as of July 12, 1999 among Claremont Restaurant Group, LLC, the Company and
               L. Dent Miller (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.21 Severance, Consulting and Noncompete Agreement dated as of July 12, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and Richard F. Howard (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.22 Incentive Agreement dated as of August 18, 1999 among the Company, Pierre Foods, LLC and Norbert E. Woodhams, together with First Amendment to Incentive Agreement dated as of January 1, 2000 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.23 Severance, Consulting and Noncompete Agreement dated as of September 13, 1999 among Claremont Restaurant Group, LLC, the Company, HERTH Management, Inc. and James M. Templeton (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.24 Amendment No. 4 to Credit Agreement dated as of September 23, 1999 among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.25 Asset Purchase Agreement dated as of September 30, 1999 among Fairgrove Restaurants, LLC, the Company and Fresh Foods Sales, LLC (schedules and exhibits omitted) (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.26 Amended and Restated Management Services Agreement dated as of December 17, 1999 between HERTH Management, Inc. and the Company (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.27 Agreement dated December 21, 1999 between the Company and Gungor Solmaz, together with form of Agreement dated January 2000 between the Company and Gungor Solmaz (incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.28 Fifth Amendment to Credit Agreement and Consent dated as of December 30, 1999 by and among the Company, certain subsidiaries of the Company, First Union, as Agent and Lender, and certain other Lenders (schedules and exhibits omitted) (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.29 Consulting and Noncompete Agreement dated as of January 6, 2000 between the Company and L. Dent Miller (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.30 Consulting and Noncompete Agreement dated as of January 14, 2000 between the Company and Charles F. Connor, Jr. (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.31 Loan and Security Agreement, dated as of May 24, 2000, between the Company and Fleet Capital Corporation, as Lender (schedules omitted) (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for its fiscal year ended March 6, 2000)

10.32 Pierre Foods, Inc. Compensation Exchange Plan dated August 1, 2000 (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 2, 2000)

10.33 Assumption and Assignment Agreement dated as of April 17, 2001, between Columbia Hill, LLC and PF Management, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for its fiscal year ended March 3, 2001)

10.34 Cancellation and Assignment Agreement dated as of April 25, 2001, between David R. Clark, HERTH Management, Inc. and PF Management, Inc. (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for its fiscal year ended March 3,
               2001)

10.35 Amendment No. 1, dated as of May 5, 2001, to Loan and Security Agreement, dated as of May 24, 2000, between the Company and Fleet Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 2, 2001)

10.36 Cancellation and Termination on September 3, 2001, of Amended and Restated Management Services Agreement dated as of December 17, 1999, by and between Pierre Foods, Inc. and PF Management, Inc. (the successor by assignment from HERTH Management, Inc.) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.37 Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and James C. Richardson, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.38 Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and David R. Clark (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.39 Purchasing Agent Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and PF Purchasing, LLC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.40 Engagement Letter dated December 13, 2001, between PF Management, Inc. and William E. Simon & Sons, LLC (performance by PF Management, Inc. guaranteed by Pierre Foods, Inc.) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.41 Agreement and Restated Agreement and Plan of Share Exchange between Pierre Foods, Inc. and PF Management, Inc., dated as of December 20, 2001 (incorporated by reference to Appendix A to the Company's Preliminary Proxy Statement on Schedule 14A file on January 24, 2002)

10.42 Employment Agreement dated as of December 31, 2001, between the Company and Pamela M. Witters

10.43 Employment Agreement dated as of December 31, 2001, between the Company and Robert C. Naylor

10.44 Non-Exclusive Aircraft Dry Lease dated as of March 1, 2002, between the Company and Columbia Hill Aviation, LLC

10.45 Logistics Agreement dated as of March 3, 2002, between the Company and PF Distribution, LLC

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

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
PIERRE FOODS, INC.
INDEPENDENT AUDITORS' REPORT................................   F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of March 2, 2002 and March
     3, 2001................................................   F-3
  Consolidated Statements of Operations for the Years Ended
     March 2, 2002, March 3, 2001 and March 4, 2000.........   F-4
  Consolidated Statements of Shareholders' Equity for the
     Years Ended March 2, 2002,
     March 3, 2001 and March 4, 2000........................   F-5
  Consolidated Statements of Cash Flows for the Years Ended
     March 2, 2002, March 3, 2001 and March 4, 2000.........   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Pierre Foods, Inc.
Cincinnati, Ohio

     We have audited the accompanying consolidated balance sheets of Pierre Foods, Inc. and subsidiaries (the "Company") as of March 2, 2002 and March 3, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 2, 2002 and March 3, 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
April 26, 2002

                               PIERRE FOODS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 2,       MARCH 3,
                                                                  2002           2001
                                                              ------------   ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  4,577,982   $  1,813,185
  Certificate of deposit of special purpose entity (Note
    16).....................................................     1,240,000             --
  Accounts receivable, net (Notes 3 and 7)..................    21,469,035     18,197,902
  Inventories (Notes 4 and 7)...............................    23,852,855     26,804,063
  Refundable income taxes (Note 8)..........................        70,622      1,292,667
  Deferred income taxes (Note 8)............................     2,349,617      2,174,642
  Prepaid expenses and other current assets.................     1,624,161      1,033,015
                                                              ------------   ------------
         Total current assets...............................    55,184,272     51,315,474
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 5, 9 and 16)......    43,281,303     34,916,493
                                                              ------------   ------------
OTHER ASSETS:
  Trade name (Note 6).......................................    38,808,636     40,286,636
  Excess of cost over fair value of net assets of businesses
    acquired, net (Note 6)..................................    26,848,504     27,871,114
  Other intangible assets, net (Note 6).....................     2,171,067      2,363,956
  Note receivable-related party (Notes 3 and 16)............       993,247        935,044
  Deferred loan origination fees, net.......................     2,092,904      2,619,157
  Other.....................................................       440,931             --
                                                              ------------   ------------
         Total other assets.................................    71,355,289     74,075,907
                                                              ------------   ------------
         Total Assets.......................................  $169,820,864   $160,307,874
                                                              ============   ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of long-term debt (Note 7)...........  $    325,071   $     67,631
  Trade accounts payable....................................     4,972,870      5,368,066
  Accrued payroll and payroll taxes.........................     6,077,062      3,915,799
  Accrued interest..........................................     3,090,624      3,153,280
  Accrued promotions (includes related party payables of
    $32,833 at March 3, 2001)...............................     1,943,479      1,926,650
  Accrued taxes (other than income and payroll).............       566,677        584,206
  Other accrued liabilities.................................     1,147,558        409,835
                                                              ------------   ------------
         Total current liabilities..........................    18,123,341     15,425,467
LONG-TERM DEBT, less current installments (Note 7)..........   115,047,605    115,097,291
OBLIGATION OF SPECIAL PURPOSE ENTITY (Note 16)..............     5,858,139             --
OTHER LONG-TERM LIABILITIES (Note 16).......................     1,032,696      1,347,231
DEFERRED INCOME TAXES (Note 8)..............................     2,552,066      1,571,087
COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)..............            --             --
SHAREHOLDERS' EQUITY (Notes 11 and 16)
  Preferred stock -- par value $.10, authorized 2,500,000,
    no shares issued........................................            --             --
  Common stock -- no par value, authorized 100,000,000
    shares; issued and outstanding March 2,
    2002 -- 5,781,480 shares and March 3, 2001 -- 5,781,480
    shares..................................................     5,781,480      5,781,480
  Additional paid in capital................................    23,656,692     23,317,053
  Retained earnings.........................................     2,768,845      2,768,265
  Note receivable-related party.............................    (5,000,000)    (5,000,000)
                                                              ------------   ------------
         Total shareholders' equity.........................    27,207,017     26,866,798
                                                              ------------   ------------
         Total Liabilities and Shareholders' Equity.........  $169,820,864   $160,307,874
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                               PIERRE FOODS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                                MARCH 2,       MARCH 3,       MARCH 4,
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
REVENUES, NET (Note 13):
  Food processing...........................................  $242,605,000   $203,475,325   $176,969,884
  Ham curing................................................            --             --      2,096,052
                                                              ------------   ------------   ------------
         Total operating revenues, net......................   242,605,000    203,475,325    179,065,936
                                                              ------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of goods sold (Note 16 -- includes net related party
    transactions totaling $620,191 in fiscal 2002)..........   160,781,388    133,384,944    115,631,474
  Selling, general and administrative expenses (Notes 11 and
    16 -- includes related party transactions totaling
    $3,943,452, $4,199,591 and $3,983,434 in fiscal 2002,
    2001 and 2000, respectively)............................    61,725,969     55,751,791     59,180,564
  Loss on sale of Mom 'n' Pop's Country Ham, LLC (Note 1)...            --             --      2,857,160
  Net (gain) loss on disposition of property, plant and
    equipment...............................................        83,833         27,695        (22,038)
  Depreciation and amortization.............................     6,437,873      6,237,969      5,661,893
                                                              ------------   ------------   ------------
         Total costs and expenses...........................   229,029,063    195,402,399    183,309,053
                                                              ------------   ------------   ------------
OPERATING INCOME (LOSS).....................................    13,575,937      8,072,926     (4,243,117)
                                                              ------------   ------------   ------------
OTHER INCOME (EXPENSE)
  Interest expense (Note 16)................................   (13,206,634)   (13,334,022)   (14,985,577)
  Other income, net (Note 16 -- includes related party
    income totaling $58,203, $61,293 and $137,364 in fiscal
    2002, 2001 and 2000, respectively)......................       364,237        281,600        168,959
                                                              ------------   ------------   ------------
         Other expense, net.................................   (12,842,397)   (13,052,422)   (14,816,618)
                                                              ------------   ------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX.......................................................       733,540     (4,979,496)   (19,059,735)
INCOME TAX (PROVISION) BENEFIT (Note 8).....................      (732,960)       766,708      4,825,168
                                                              ------------   ------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................           580     (4,212,788)   (14,234,567)
DISCONTINUED OPERATIONS (Note 1):
  Income from discontinued restaurant segment (net of income
    taxes of $1,507,029)....................................            --             --      2,828,367
  Gain on disposal of discontinued restaurant segment (net
    of income taxes of $3,968,525)..........................            --             --      6,801,726
                                                              ------------   ------------   ------------
         Discontinued operations, net.......................            --             --      9,630,093
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................           580     (4,212,788)    (4,604,474)
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT (net of
  income tax benefit of $258,303 and $35,633 in fiscal 2001
  and 2000, respectively)...................................            --       (455,238)       (52,350)
                                                              ------------   ------------   ------------
NET INCOME (LOSS)...........................................  $        580   $ (4,668,026)  $ (4,656,824)
                                                              ============   ============   ============
NET INCOME (LOSS) PER COMMON SHARE -- BASIC AND DILUTED
  Income (loss) from continuing operations..................  $       0.00   $      (0.73)  $      (2.45)
  Discontinued operations...................................            --             --           1.66
  Extraordinary loss from early extinguishment of debt......            --          (0.08)         (0.01)
                                                              ------------   ------------   ------------
         Net income (loss)..................................  $       0.00   $      (0.81)  $      (0.80)
                                                              ============   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING -- BASIC AND DILUTED....     5,781,480      5,781,319      5,808,075

          See accompanying notes to consolidated financial statements.

                               PIERRE FOODS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 CAPITAL IN                   RECEIVABLE        TOTAL
                                     COMMON     EXCESS OF PAR    RETAINED        FROM       SHAREHOLDERS'
                                     STOCK          VALUE        EARNINGS     SHAREHOLDER      EQUITY
                                   ----------   -------------   -----------   -----------   -------------
BALANCE AT MARCH 6, 1999.........  $5,807,049    $23,251,845    $12,093,115   $        --    $41,152,009
Net loss.........................          --             --     (4,656,824)           --     (4,656,824)
Short swing profit
  reimbursement..................          --         48,542             --            --         48,542
Loan to shareholder (Note 16)....          --             --             --    (5,000,000)    (5,000,000)
Common stock options exercised
  (Note 11)......................      39,375        165,238             --            --        204,613
Accelerated vesting of stock
  options (Note 11)..............          --        345,970             --            --        345,970
Purchase of common stock.........     (68,024)      (510,180)            --            --       (578,204)
Issuance of common stock.........       2,600         14,466             --            --         17,066
                                   ----------    -----------    -----------   -----------    -----------
BALANCE AT MARCH 4, 2000.........   5,781,000     23,315,881      7,436,291    (5,000,000)    31,533,172
Net loss.........................          --             --     (4,668,026)           --     (4,668,026)
Issuance of common stock.........         480          1,172             --            --          1,652
                                   ----------    -----------    -----------   -----------    -----------
BALANCE AT MARCH 3, 2001.........   5,781,480     23,317,053      2,768,265    (5,000,000)    26,866,798
Net income.......................          --             --            580            --            580
Contributions of special purpose
  entity (Note 16)...............          --        339,639             --            --        339,639
                                   ----------    -----------    -----------   -----------    -----------
BALANCE AT MARCH 2, 2002.........  $5,781,480    $23,656,692    $ 2,768,845   $(5,000,000)   $27,207,017
                                   ==========    ===========    ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                               PIERRE FOODS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEARS ENDED
                                                              ---------------------------------------
                                                               MARCH 2,      MARCH 3,      MARCH 4,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $       580   $(4,668,026)  $(4,656,824)
                                                              -----------   -----------   -----------
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Extraordinary loss on extinguishment of debt before income
    tax benefit.............................................           --       713,541        87,983
  Depreciation and amortization.............................    6,437,873     6,237,969     8,199,039
  Amortization of deferred loan origination fees............      528,202       570,625       899,931
  Deferred income taxes.....................................      806,004       199,672         8,400
  Net loss on disposition of assets (net of writedowns).....       83,833        27,695     2,835,122
  Net gain on disposal of discontinued operations (Note
    1)......................................................           --            --   (10,770,251)
  Increase in other assets..................................     (440,931)           --            --
  Increase (decrease) in other long-term liabilities........     (314,535)     (291,235)    1,638,466
  Other noncash adjustments.................................           --         1,653       705,039
  Changes in operating assets and liabilities (net of
    effects from sales of ham curing operations and
    restaurant segments) providing (using) cash:
    Receivables.............................................   (3,271,133)   (1,004,642)     (287,077)
    Inventories.............................................    2,951,208    (1,778,642)    3,301,173
    Refundable income taxes, prepaid expenses and other
      assets................................................      630,899     1,302,056    (2,917,660)
    Trade accounts payable and other accrued liabilities....    2,440,434       769,300    (5,763,674)
                                                              -----------   -----------   -----------
        Total adjustments...................................    9,851,854     6,747,992    (2,063,509)
                                                              -----------   -----------   -----------
        Net cash provided by (used in) operating
          activities........................................    9,852,434     2,079,966    (6,720,333)
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sale of restaurant segment (Note 1).....           --            --    49,234,814
  Net proceeds from sale of Mom 'n' Pop's Country Ham, LLC
    (Note 1)................................................           --            --       147,239
  Proceeds from sales of assets to others...................        1,000        60,300       652,523
  Proceeds from sales of assets to other related parties....           --            --        19,750
  (Increase) decrease in related party notes receivables
    (Note 16)...............................................      (58,203)      238,513       441,782
  Decrease in other notes receivables.......................           --            --       103,974
  Capital expenditures to related parties (Note 16).........           --      (250,000)     (316,233)
  Capital expenditures -- other.............................   (5,994,017)   (2,514,050)   (5,171,445)
  Certificate of deposit of special purpose entity..........   (1,240,000)           --            --
  Other investing activities, net...........................           --            --        53,875
                                                              -----------   -----------   -----------
        Net cash provided by (used in) investing
          activities........................................   (7,291,220)   (2,465,237)   45,166,279
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under revolving credit agreement...........           --            --   (29,000,000)
  Principal payments on long-term debt (Note 16)............     (134,107)     (314,433)   (2,415,224)
  Loan origination fees.....................................       (1,949)     (188,575)     (177,909)
  Loan to shareholder.......................................           --            --    (5,000,000)
  Purchase of common stock..................................           --            --    (1,020,360)
  Capital contributions of special purpose leasing entity
    (Note 16)...............................................      339,639            --            --
  Proceeds from exercise of stock options...................           --            --       204,613
                                                              -----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................      203,583      (503,008)  (37,408,880)
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    2,764,797      (888,279)    1,037,066
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    1,813,185     2,701,464     1,664,398
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 4,577,982   $ 1,813,185   $ 2,701,464
                                                              ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                               PIERRE FOODS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION, ACQUISITION AND DISCONTINUED OPERATIONS

     Description of Business. Pierre Foods, Inc. (the "Company" or "Pierre Foods," formerly known as "Fresh Foods, Inc." or "Fresh Foods") is a vertically integrated producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the domestic foodservice market. The Company sells its products through various distribution channels under the Pierre(TM), Fast Choice(R), Fast Bite(R), Rib-B-Q(R), Chop House(TM), Deli Breaks(TM), Hot 'n' Ready(TM) and Mom 'n' Pop's(R) brand names. Prior to the sale of the ham curing business effective July 2, 1999, the Company also produced cured hams which were sold primarily through distributors to retail supermarkets under the "Mom 'n' Pop's"(R) brand name. In addition, prior to the sale of the restaurant segment effective October 7, 1999, the Company owned and operated 67 restaurants and franchised an additional 36 restaurants operating under the Sagebrush, Western Steer, Prime Sirloin and Bennett's concepts.

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

     The purchase was financed by the issuance of $115.0 million 10.75% Senior Notes Due 2006 (the "Senior Notes") and an initial borrowing under a five-year, $75.0 million, revolving bank credit facility. That $75.0 million facility was replaced in fiscal 2000 with a $25 million facility from a new lender (Note 7).

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

                               PIERRE FOODS, INC.

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

     Net revenues and income from discontinued operations are as follows:

                                                              MARCH 4, 2000
                                                              -------------
Net operating revenues......................................   $59,583,905
                                                               ===========
Operating profit............................................     4,502,401
Other expense, net..........................................       167,005
Income tax provision........................................     1,507,029
                                                               -----------
Income from discontinued restaurant segment.................   $ 2,828,367
                                                               ===========
Pretax gain on disposal of discontinued restaurant
  segment...................................................   $10,770,251
Income tax provision........................................     3,968,525
                                                               -----------
Gain on disposal of discontinued restaurant segment.........   $ 6,801,726
                                                               ===========

     Corporate Reorganization. On December 31, 1999, the Company completed a reorganization which merged Pierre Foods, LLC (Pierre Cincinnati) and Pierre Leasing, LLC into Fresh Foods, Inc. In July 2000, the Company changed its name to "Pierre Foods, Inc." Subsequent to the reorganization in 1999, Fresh Foods Properties, LLC is the only subsidiary of the Company.

     On April 26, 2001, the Company signed a definitive exchange agreement documenting a management buyout proposal by PF Management, Inc. ("PF Management"). In July, the Special Committee of the Board of Directors of the Company received a competing proposal from William E. Simon & Sons ("Simon") and Triton Partners ("Triton") in which Simon and Triton proposed to commence a tender offer to purchase the Company's common stock for $2.50 per share, subject to certain

                               PIERRE FOODS, INC.

  MANAGEMENT BUYOUT

conditions. The Special Committee was considering the Simon and Triton proposal in light of the exchange agreement and other factors when the Company was contacted in August by counsel to an Ad Hoc Committee of holders of the Company's 10 3/4% Senior Notes Due 2006 who stated that the members of the Ad Hoc Committee, collectively owning at least $90 million in aggregate principal amount of the Senior Notes, were interested in negotiating with the Company to restructure the Company's debt and equity capital. The Special Committee and the Board of Directors decided that the Company should pursue these negotiations; however, when the Company and the Ad Hoc Committee were unable to agree on a mutually acceptable proposal, the Company terminated formal negotiations with the Ad Hoc Committee.

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

     The Company is currently revising its preliminary proxy statement filed April 11, 2002 in preparation for a special meeting of the shareholders to consider the management buyout proposal, tentatively scheduled for June 26, 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include Pierre Foods, Inc. and subsidiary, as well as amounts of the special purpose leasing entity (see Note 16). All intercompany transactions have been eliminated.

     Fiscal Year. The Company reports the results of operations using a 52-53 week basis. Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks. Fiscal 2002, fiscal 2001 and fiscal 2000 represent 52 week periods.

     The Company's fiscal year ended March 2, 2002 is referred to herein as "fiscal 2002," its fiscal year ended March 3, 2001 is referred to herein as "fiscal 2001," and its fiscal year ended March 4, 2000 is referred to herein as "fiscal 2000."

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

     Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. Property under capital leases is amortized in accordance with the Company's normal depreciation policy. Depreciation expense, along with amortization of intangible assets, is recorded as a separate line item in the consolidated statements of operations. Cost of goods sold and selling, general and administrative expenses exclude depreciation expense.

     The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis, and determined no impairment charge was necessary at March 2, 2002.

                               PIERRE FOODS, INC.

     Intangible Assets. Intangible assets consist of the excess of cost over the fair value of net assets of businesses acquired, assembled workforce and trade name. The Company assesses recoverability of the excess cost over the assigned value of net assets acquired by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations. See "New Accounting Pronouncements" following.

     The estimated lives of the intangible assets are as follows:

Excess of cost over fair value of net assets acquired.......  15 - 30 years
Trade name..................................................       30 years
Assembled workforce.........................................       15 years

     Deferred Loan Origination Fees. Deferred loan origination fees associated with the Company's revolving credit facility and long-term debt are amortized based on the term of the respective agreements. This amortization expense is included in interest expense.

     Revenue Recognition. Revenue from sales of food processing products is recorded at the time title transfers. Standard shipping terms are FOB destination, therefore title passes at the time the product is delivered to the customer. Revenue is recognized as the net amount to be received after deductions for estimated discounts, product returns and other allowances.

     Promotions. Effective with the fiscal year beginning March 4, 2001, promotional expenses associated with rebates, marketing promotions and special pricing arrangements are recorded as a reduction of revenues at the time the sale is recorded, in accordance with EITF 0014. The appropriate reclasses were made for all other fiscal years presented. Certain of these expenses are estimated based on expected future payments to be made under these programs. The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company's future liability.

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense included in continuing operations for fiscal 2002, fiscal 2001 and fiscal 2000 was $810,367, $891,173 and $994,334, respectively.

     Research and Development. The Company expenses research and development costs as incurred. Research and development expense included in continuing operations for fiscal 2002, fiscal 2001 and fiscal 2000 was $372,797, $464,594 and $354,322, respectively.

     Distribution Expense. The Company expenses distribution costs as incurred. These costs include warehousing, fulfillment and freight costs, and are included in selling, general and administrative expense. Distribution expense included in continuing operations for fiscal 2002, fiscal 2001 and fiscal 2000 was $17,010,037, $18,219,688 and $16,894,823, respectively.

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

     Reclassifications. Financial statements for fiscal 2001 and fiscal 2000 have been reclassified, where applicable, to conform to the financial statement presentation used in fiscal 2002.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include sales discounts and promotional allowances, inventory reserves, insurance reserves, and useful lives assigned to intangible assets. Actual results could differ from those estimates.

                               PIERRE FOODS, INC.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivative instruments as either assets or liabilities in its statement of financial position and to measure those instruments at fair value. The Company adopted SFAS No. 133 effective March 4, 2001. The Company purchases natural gas contracts as a means of managing the risk of price changes in forecasted natural gas purchases. As of March 2, 2002, these contracts qualify for the normal purchases and sales exception within SFAS No. 133, and accordingly, the Company has not recorded the fair value of these contracts within the consolidated financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a material impact on its financial position and results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for the fiscal year beginning March 3, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

     Any impairment loss resulting from transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the fiscal quarter ending June 1, 2002. The Company is currently assessing the impact of SFAS 142 on its financial position and results of operation. As a result, the assembled work force, with an amortized balance of $2,171,067 at March 2, 2002, will be reclassified as goodwill. In addition, there are preliminary indications that the revised goodwill amount of $29,019,571 may be impaired. The assessment of the impact of SFAS 142 will be completed by the second quarter ending August 31, 2002.

     The reason for the potential impairment loss is the result of the change (effective March 3, 2002) in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, to the fair value approach which is stipulated in SFAS No. 142.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for the Company beginning March 2, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The Company does not believe that the adoption of SFAS 143 will have a material impact on its financial position and results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company's fiscal year beginning March 3, 2002. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial position and results of operations.

                               PIERRE FOODS, INC.

3.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                                              MARCH 2,      MARCH 3,
                                                                2002          2001
                                                             -----------   -----------
Accounts receivable:
  Trade accounts receivable (less allowance for doubtful
     receivables of $219,118 and $244,881 at March 2, 2002
     and March 3, 2001)....................................  $20,608,422   $17,802,086
  Other....................................................      860,613       395,816
                                                             -----------   -----------
          Total accounts receivable........................  $21,469,035   $18,197,902
                                                             ===========   ===========
Note receivable (includes accrued interest):
  Related parties; interest rates 8.25% to 9.0% (Note
     16)...................................................  $   993,247   $   935,044
                                                             -----------   -----------
          Total noncurrent note receivable.................  $   993,247   $   935,044
                                                             ===========   ===========

     See Note 16 regarding a $5,000,000 note receivable from a significant shareholder presented as a reduction of shareholders' equity.

4.  INVENTORIES

     A summary of inventories, by major classification, follows:

                                                              MARCH 2,      MARCH 3,
                                                                2002          2001
                                                             -----------   -----------
Manufacturing supplies.....................................  $ 1,199,647   $ 1,189,481
Raw materials..............................................    4,974,350     4,404,820
Work in process............................................          838         4,281
Finished goods.............................................   17,678,020    21,205,481
                                                             -----------   -----------
          Total............................................  $23,852,855   $26,804,063
                                                             ===========   ===========

                               PIERRE FOODS, INC.

5.  PROPERTY, PLANT AND EQUIPMENT

     The major components of property, plant and equipment are as follows:

                                                 ESTIMATED     MARCH 2,      MARCH 3,
                                                USEFUL LIFE      2002          2001
                                                -----------   -----------   -----------
Land..........................................                $ 1,270,025   $ 1,270,025
Land improvements.............................  10-20 years       382,304       382,304
Buildings.....................................  20-40 years    16,721,925    16,073,803
Leasehold improvements........................   5-20 years     1,517,143       670,143
Machinery and equipment.......................   5-20 years    30,954,454    28,459,116
Machinery and equipment under capital
  leases......................................   5-15 years       763,517       630,650
Furniture and fixtures........................   5-15 years     4,987,449     4,031,735
Aircraft (Note 16)............................     16 years     6,200,000            --
Automotive equipment..........................    2-5 years       542,412       487,504
Construction in progress......................                  1,318,912       636,828
                                                              -----------   -----------
          Total...............................                 64,658,141    52,642,108
Less accumulated depreciation and
  amortization................................                 21,376,838    17,725,615
                                                              -----------   -----------
  Property, plant and equipment, net..........                $43,281,303   $34,916,493
                                                              ===========   ===========

6.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              MARCH 2,      MARCH 3,
                                                                2002          2001
                                                             -----------   -----------
Trade name.................................................  $44,340,000   $44,340,000
Less accumulated amortization..............................   (5,531,364)   (4,053,364)
                                                             -----------   -----------
          Total............................................  $38,808,636   $40,286,636
                                                             ===========   ===========
Excess of cost over fair value of net assets of businesses
  acquired.................................................  $30,678,287   $30,678,287
Less accumulated amortization..............................   (3,829,783)   (2,807,173)
                                                             -----------   -----------
          Total............................................  $26,848,504   $27,871,114
                                                             ===========   ===========
Assembled workforce........................................  $ 2,893,400   $ 2,893,000
Less accumulated amortization..............................     (722,333)     (529,044)
                                                             -----------   -----------
          Total............................................  $ 2,171,067   $ 2,363,956
                                                             ===========   ===========

     Amortization expense was $2,693,499 for each of the fiscal years 2002, 2001 and 2000.

                               PIERRE FOODS, INC.

7.  FINANCING ARRANGEMENTS

     Long-term debt is comprised of the following:

                                                           MARCH 2, 2002   MARCH 3, 2001
                                                           -------------   -------------
10.75% Senior Notes, interest payable on June 1 and
  December 1 of each year, maturing on June 1, 2006......  $115,000,000    $115,000,000
9.25% to 11.5% capitalized lease obligations maturing
  2004 (Note 9)..........................................        97,291         164,922
                                                           ------------    ------------
          Total long-term debt...........................   115,097,291     115,164,922
          Less current installments......................        49,686          67,631
                                                           ------------    ------------
Long-term debt, excluding current installments...........  $115,047,605    $115,097,291
                                                           ============    ============

     The Senior Notes are unsecured obligations of the Company, subject to certain financial and non-financial covenants. At March 2, 2002, the Company was in compliance with all covenants under the Senior Notes.

     Effective May 24, 2000, the Company obtained a three-year variable rate $25 million revolving credit facility which provides that the Company will be able to borrow up to an amount (including standby letters of credit up to $5.0 million) equal to the lesser of $25.0 million less required minimum availability or a borrowing base (comprised of eligible accounts receivable and inventory). Funds available under the revolving credit facility may be used for general working capital needs. In addition, the Company is required to meet certain financial covenants regarding net worth, cash flow and restricted payments, including a restriction against dividend payouts. As of March 2, 2002, the Company was in compliance with the financial covenants under this facility.

     Effective May 30, 2000 the Company terminated a $75 million credit facility which resulted in the recognition of an extraordinary loss of $455,238, net of income taxes of $258,303 in fiscal 2001.

     The average rate on the $25 million revolving line of credit was 7.30% and 7.65% for the fiscal years ended March 2, 2002 and March 3, 2001, respectively. The average rate on the $75 million revolving line of credit was 8.27% for the fiscal year ended March 4, 2000. There were no outstanding borrowings under this facility at March 2, 2002 or March 3, 2001.

   LONG-TERM DEBT MATURITIES, INCLUDING CAPITAL LEASES (NOTE 9)
-------------------------------------------------------------------
 2003      2004      2005      2006         2007          TOTAL
-------   -------   -------   -------   ------------   ------------
$49,686.. $47,605   $    --   $    --   $115,000,000   $115,097,291

     Obligation of special purpose entity is comprised of a seven year variable rate note payable, due in monthly installments with a balloon payment due in December 2008 (see Note 16):

                                                               MARCH 2,     MARCH 3,
                                                                 2002         2001
                                                              ----------   ----------
Obligation of special purpose entity........................  $6,133,524   $       --
  Less current installments.................................     275,385           --
                                                              ----------   ----------
Obligation of special purpose entity, excluding current
  installments..............................................  $5,858,139   $       --
                                                              ==========   ==========

              OBLIGATION OF SPECIAL PURPOSE ENTITY
-----------------------------------------------------------------
                                           2007 AND
 2003      2004       2005       2006     THEREAFTER     TOTAL
-------  --------   --------   --------   ----------   ----------
$275,385.. $291,208 $307,941   $325,636   $4,933,354   $6,133,524

                               PIERRE FOODS, INC.

8.  INCOME TAXES

     The income tax provision (benefit) attributable to continuing operations is summarized as follows:

                                                           FISCAL YEARS ENDED
                                                  ------------------------------------
                                                  MARCH 2,    MARCH 3,      MARCH 4,
                                                    2002        2001          2000
                                                  --------   -----------   -----------
Current:
  Federal.......................................  $(59,063)  $(1,201,123)  $(5,477,218)
  State.........................................   (13,981)      (23,557)      191,094
                                                  --------   -----------   -----------
          Total current.........................   (73,044)   (1,224,680)   (5,286,124)
                                                  --------   -----------   -----------
Deferred:
  Federal.......................................   694,949       675,159      (404,262)
  State.........................................   111,055      (217,187)      865,218
                                                  --------   -----------   -----------
          Total deferred........................   806,004       457,972       460,956
                                                  --------   -----------   -----------
          Total provision (benefit).............  $732,960   $  (766,708)  $(4,825,168)
                                                  ========   ===========   ===========

     Actual income tax provision (benefits) are different from amounts computed by applying a statutory federal income tax rate to loss before income tax from continuing operations. The computed amount is reconciled to total income tax provision (benefit) from continuing operations.

                                                             FISCAL YEARS ENDED
                              --------------------------------------------------------------------------------
                                   MARCH 2, 2002               MARCH 3, 2001               MARCH 4, 2000
                              ------------------------   -------------------------   -------------------------
                                          PERCENT OF                   PERCENT OF                  PERCENT OF
                               AMOUNT    PRETAX INCOME     AMOUNT      PRETAX LOSS     AMOUNT      PRETAX LOSS
                              --------   -------------   -----------   -----------   -----------   -----------
Computed provision (benefit)
  at statutory rate.........  $249,404       34.0%       $(1,693,028)     (34.0)%    $(6,480,310)     (34.0)%
Tax effect resulting from:
  State income taxes, net of
    federal tax provision
    (benefit)...............    55,857        7.6           (158,889)      (3.2)         790,493        4.1
  Compensation limitation...   315,941       43.0            442,000        8.9          833,752        4.4
  Meals and entertainment...    80,429       11.0            117,368        2.4           90,648        0.5
  Other permanent
    differences.............    31,329        4.3            525,841       10.5          (59,751)      (0.3)
                              --------       ----        -----------      -----      -----------      -----
  Income tax provision
    (benefit)...............  $732,960       99.9%       $  (766,708)     (15.4)%    $(4,825,168)     (25.3)%
                              ========       ====        ===========      =====      ===========      =====

                               PIERRE FOODS, INC.

8.  INCOME TAXES, CONTINUED

     The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred income tax assets and liabilities for fiscal 2002 and fiscal 2001 is as follows:

                                              MARCH 2, 2002                            MARCH 3, 2001
                                  --------------------------------------   --------------------------------------
                                    ASSETS     LIABILITIES      TOTAL        ASSETS     LIABILITIES      TOTAL
                                  ----------   -----------   -----------   ----------   -----------   -----------
Current:
  Allowance for doubtful
    receivables.................  $  342,421            --   $   342,421   $   45,822   $        --   $    45,822
  Inventory.....................     657,455            --       657,455      811,625            --       811,625
  Accrued promotional expense...     757,957            --       757,957      751,394            --       751,394
  Accrued vacation pay..........     487,329            --       487,329      410,265            --       410,265
  Reserve for returns...........      48,591            --        48,591       35,721            --        35,721
  Reserves -- other.............     127,726            --       127,726       34,281            --        34,281
  Prepaid expenses..............          --      (172,885)     (172,885)          --      (168,178)     (168,178)
  Accrued bonus.................          --            --            --      107,809            --       107,809
  Accrued worker's
    compensation................      51,921            --        51,921      128,937            --       128,937
  Other.........................      49,102            --        49,102       16,966            --        16,966
                                  ----------   -----------   -----------   ----------   -----------   -----------
         Total current..........   2,522,502      (172,885)    2,349,617    2,342,820      (168,178)    2,174,642
                                  ----------   -----------   -----------   ----------   -----------   -----------
Noncurrent:
  Property, plant and
    equipment...................          --    (4,303,962)   (4,303,962)          --    (3,332,260)   (3,332,260)
  Consulting agreements.........     402,751            --       402,751      517,359            --       517,359
  Goodwill amortization.........          --    (3,650,651)   (3,650,651)                (2,675,410)   (2,675,410)
  General business credit
    carryforward................   1,070,799            --     1,070,799    1,070,799            --     1,070,799
  Alternative minimum tax credit
    carryforward................     654,317            --       654,317      654,317            --       654,317
  Federal loss carryforward.....   1,980,513            --     1,980,513    1,427,658            --     1,427,658
  State loss carryforward.......     609,988            --       609,988      528,718            --       528,718
  Other.........................     703,633       (19,454)      684,179      237,732            --       237,732
                                  ----------   -----------   -----------   ----------   -----------   -----------
         Total noncurrent.......   5,422,001    (7,974,067)   (2,552,066)   4,436,583    (6,007,670)   (1,571,087)
                                  ----------   -----------   -----------   ----------   -----------   -----------
         Total current and
           noncurrent...........  $7,944,503   $(8,146,952)  $  (202,449)  $6,779,403   $(6,175,848)  $   603,555
                                  ==========   ===========   ===========   ==========   ===========   ===========

     At March 2, 2002, federal and state operating loss carryovers of approximately $5,825,000 and $12,200,000, respectively, are available to offset future federal and state taxable income. The carryover periods range from five to twenty years, which will result in expirations of varying amounts beginning in fiscal 2007 and continuing through fiscal 2022.

     No valuation allowance has been provided as of March 2, 2002 because management believes that it is more likely than not that the deferred tax assets will be realized.

                               PIERRE FOODS, INC.

9.  LEASED PROPERTIES

     The Company operates certain machinery and equipment under leases classified as capital leases. The machinery and equipment leases have original terms ranging from one to eight years. The assets covered under these leases have carrying values of $163,256, $279,034 and $394,810 and at March 2, 2002, March 3, 2001 and March 4, 2000, respectively.

     Certain machinery and equipment are under operating leases with terms that are effective for varying periods until 2008. Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee. Amounts below include leases with related parties (see Note 16).

     At March 2, 2002, minimum rental payments required under operating and capital leases are summarized as follows:

                                              OPERATING LEASES
                                     -----------------------------------
                                                   MINIMUM
                                      MINIMUM     SUBLEASE                 CAPITAL
FISCAL YEAR                           PAYMENTS    RECEIPTS      TOTAL       LEASES      TOTAL
-----------                          ----------   ---------   ----------   --------   ----------
2003...............................  $  581,016   $ (34,260)  $  546,756   $ 56,640   $  603,396
2004...............................     329,639     (34,260)     295,379     49,805      345,184
2005...............................     218,747     (34,260)     184,487         --      184,487
2006...............................     634,815     (34,260)     600,555         --      600,555
2007...............................     126,796     (34,260)      92,536         --       92,536
Later years........................     289,200     (34,260)     254,940         --      254,940
                                     ----------   ---------   ----------   --------   ----------
Total minimum lease payments.......  $2,180,213   $(205,560)  $1,974,653    106,445   $2,081,098
                                     ==========   =========   ==========              ==========
Less amount representing
  interest.........................                                          (9,154)
                                                                           --------
Present value of minimum lease
  payments under capital leases
  (Note 7).........................                                        $ 97,291
                                                                           ========

     Rental expense charged to continuing operations is as follows:

                                                            FISCAL YEAR ENDED
                                                   ------------------------------------
                                                    MARCH 2,     MARCH 3,     MARCH 4,
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Real estate......................................  $  164,003   $  185,103   $  251,340
Equipment........................................   1,185,738      998,012      808,164
                                                   ----------   ----------   ----------
Total............................................  $1,349,741   $1,183,115   $1,059,504
                                                   ==========   ==========   ==========

                               PIERRE FOODS, INC.

10.  EMPLOYEE BENEFITS

     On March 1, 1994, the Company established an employee stock purchase plan through which employees, after meeting minimum eligibility requirements, may contribute up to 10% of their base earnings toward the purchase of the Company's common stock. The plan provides that the Company will make matching contributions of 25% of the employee's contribution. Participation in the plan is voluntary. All contributions are funded monthly and vest immediately. The Company's contributions to the plan included in continuing operations totaled $11,699 and $82,707 in fiscal 2001 and 2000, respectively. Effective June 16, 2000, the Company terminated the plan. During fiscal 2001, the plan assets, comprised of the Company's common stock and cash, totaling approximately $230,000 were distributed to plan participants based on their respective account balances.

     The Company maintains a 401(k) Retirement Plan for its employees which provides that the Company will make a matching contribution of up to 50% of an employee's voluntary contribution, limited to the lesser of 5% of that employee's annual compensation or $11,000 for fiscal 2002. The Company's contributions included in continuing operations were $450,085, $396,883, and $352,773 in fiscal 2002, 2001 and 2000, respectively.

     The Company provides employee health insurance benefits to employees. During fiscal 2001 and 2000, benefits were provided through both fully insured and self insurance group medical plans which are partially funded by the Company. During fiscal 2000, benefits were also provided through a Voluntary Employee Benefit Association ("VEBA") which is partially funded by the Company. During fiscal 2002, 2001 and 2000, contributions included in continuing operations were $1,579,999, $1,789,926 and $1,844,874, respectively.

     Effective August 1, 2000, the Company adopted the Pierre Foods, Inc. Compensation Exchange Plan. The Plan is a non-qualified deferred compensation plan in which eligible participants consist of highly compensated employees and the Company's Board of Directors. Cash contributions to the Plan were $55,270 and $56,167 during fiscal 2002 and fiscal 2001, respectively.

                               PIERRE FOODS, INC.

11.  CAPITAL STOCK

  STOCK OPTIONS

     The Company's 1987 Incentive Stock Option Plan and 1987 Special Stock Option Plan provided for the issuance of up to 625,000 shares each of the Company's stock to key employees. At March 2, 2002, no options were outstanding under these Plans.

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

     A summary of the changes in shares under option and the weighted-average exercise prices for these Plans follows:

                                            1997 INCENTIVE                1997 SPECIAL
                                           STOCK OPTION PLAN            STOCK OPTION PLAN
                                       -------------------------   ---------------------------
                                                     WEIGHTED                      WEIGHTED
                                                     AVERAGE                       AVERAGE
                                        SHARES    EXERCISE PRICE     SHARES     EXERCISE PRICE
                                       --------   --------------   ----------   --------------
Balance at March 6, 1999.............   812,798       $9.37         1,250,000       $ 9.50
  Forfeited or cancelled.............  (457,919)       9.07        (1,000,000)       10.27
  Granted............................   166,671        5.76                --           --
  Exercised..........................   (39,375)       5.20                --           --
                                       --------                    ----------
Balance at March 4, 2000.............   482,175        8.75           250,000         6.84
  Forfeited or cancelled.............  (246,375)       8.12           (12,500)        2.90
  Granted............................    25,000        2.00                --           --
                                       --------                    ----------
Balance at March 3, 2001.............   260,800        8.52           237,500         7.04
  Forfeited or cancelled.............   (80,800)       8.95          (112,500)        3.20
                                       --------                    ----------
Balance at March 2, 2002.............   180,000       $8.33           125,000       $10.50
                                       ========                    ==========

                               PIERRE FOODS, INC.

     A summary of the range of weighted average exercise prices and weighted average remaining contractual lives for options outstanding under the Plans at March 2, 2002 is as follows:

                                                                     SHARES
                                                     WEIGHTED      OUTSTANDING     AVERAGE
                                                     AVERAGE           AND       CONTRACTUAL
                                                  EXERCISE PRICE   EXERCISABLE      LIFE
                                                  --------------   -----------   -----------
1997 Special Stock Option Plan..................      $10.50         125,000      74 months
                                                                     -------
                                                                     125,000
                                                                     =======
1997 Incentive Stock Option Plan................      $10.50         131,000      75 months
                                                      $ 5.13          22,500      82 months
                                                      $ 5.38           1,500      86 months
                                                      $ 2.00          25,000     101 months
                                                                     -------
                                                      $ 8.33         180,000
                                                                     =======

     The Company accounts for its stock option plans using the intrinsic value based method. Accordingly, no compensation expense was recognized for stock-based compensation relating to options granted in fiscal 2001 and 2000 since the exercise price of the options approximated the fair market value on the date of grant. Had compensation for stock options granted been determined using the fair value based method, the Company's net income (loss) and net income (loss) per common share amounts for fiscal 2002, 2001, and 2000 would approximate the following pro forma amounts:

                                                           FISCAL YEARS ENDED
                            ---------------------------------------------------------------------------------
                                 MARCH 2, 2002              MARCH 3, 2001                MARCH 4, 2000
                            -----------------------   -------------------------   ---------------------------
                            AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA    AS REPORTED     PRO FORMA
                            -----------   ---------   -----------   -----------   ------------   ------------
Net Income (loss) from
  continuing operations...     $580       $(252,854)  $(4,212,788)  $(4,489,924)  $(14,234,567)  $(15,363,122)
Income from discontinued
  operations..............       --              --            --            --      9,630,093      9,051,558
Extraordinary loss........       --              --      (455,238)     (455,238)       (52,350)       (52,350)
                               ----       ---------   -----------   -----------   ------------   ------------
Net income (loss).........     $580       $(252,854)  $(4,668,026)  $(4,945,162)  $ (4,656,824)  $ (6,363,914)
Net income (loss) per
  common share -- basic
  and diluted:
  Net Income (loss) from
    continuing
    operations............     $ --       $   (0.04)  $     (0.73)  $     (0.78)  $      (2.45)  $      (2.65)
  Income from discontinued
    operations............       --              --            --            --           1.66           1.56
  Extraordinary loss......       --              --         (0.08)        (0.08)         (0.01)         (0.01)
                               ----       ---------   -----------   -----------   ------------   ------------
  Net income (loss).......     $ --       $   (0.04)  $     (0.81)  $     (0.86)  $      (0.80)  $      (1.10)
Weighted average fair
  value of options
  granted.................                $      --                 $      1.09                  $       2.87

                               PIERRE FOODS, INC.

     The fair value of options granted under the Company's stock option plans during fiscal 2001 and 2000 were estimated on the date of grant using the Black-Scholes option pricing model. No options were issued in fiscal 2002.

     The weighted-average assumptions used were as follows:

                                                             MARCH 3, 2001   MARCH 4, 2000
                                                             -------------   -------------
Dividend yield.............................................        --              --
Expected volatility........................................      73.9%           62.6%
Risk free interest rate....................................       4.1%            6.0%
Expected lives.............................................       3.5             3.5

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

     On August 28, 1997, the Company's Board of Directors declared a dividend distribution of one Right for each share of the Company's common stock to the Company's shareholders of record at the close of business on September 10, 1997. Each Right entitles the record holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock, Series A, of the Company at a purchase price of $30. The Rights are attached to the Company's common stock and are not exercisable except under the limited circumstances set forth in the Rights Agreement relating to the acquisition of, or the commencement of a tender offer for, 15% or more of the Company's common stock. The Rights may be redeemed at a price of $.001 per Right by the Company any time prior to any person or group acquiring 15% or more of the Company's common stock and will expire on September 10, 2007. Until the Rights separate from the Company's common stock, each newly-issued share of such common stock will have a Right attached. The Rights do not have voting or dividend rights

PREFERRED STOCK

     The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $.10 per share in one or more series. All rights and preferences of each series are to be established by the Company prior to issuance. There are no issues of this class of stock outstanding as of March 2, 2002.

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

                               PIERRE FOODS, INC.

12.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company's nonderivative financial instruments consist primarily of cash and cash equivalents, trade and note receivables, trade payables and long-term debt. The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     At March 2, 2002, excluding long-term debt, the book values of each of the nonderivative financial instruments recorded in the Company's balance sheet are considered representative of fair value due to variable interest rates, short terms to maturity and/or short length of time outstanding.

     The fair value of the Company's Senior Notes is estimated based on quoted market prices and interest rates currently available for issuance of debt with similar terms and remaining maturities. As of March 2, 2002 and March 3, 2001, the fair value of the Senior Notes was $57,500,000 and $41,975,000, respectively.

                               PIERRE FOODS, INC.

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

     During fiscal 2000, corporate expenses related to the management of the food processing, restaurant and ham curing segments are excluded from profit for reportable segments. During fiscal 2001, subsequent to the sales of the restaurant segment and ham curing business, corporate expenses are included in food processing profit for reportable segments.

     The following tables set forth revenue and operating profit by segment included in continuing operations:

                                                 FOOD           HAM
                                              PROCESSING       CURING         TOTAL
                                             ------------   ------------   ------------
Fiscal 2002:
  Revenues, net from external customers....  $242,605,000   $         --   $242,605,000
  Depreciation and amortization............     6,437,873             --      6,437,873
  Segment profit...........................    13,575,937             --     13,575,937
  Segment assets...........................   169,820,864             --    169,820,864
  Expenditures for capital assets (Note
     15)...................................    12,194,017             --     12,194,017
Fiscal 2001:
  Revenues, net from external customers....  $203,475,325   $         --   $203,475,325
  Depreciation and amortization............     6,237,969             --      6,237,969
  Segment profit...........................     8,072,926             --      8,072,926
  Segment assets...........................   160,307,874             --    160,307,874
  Expenditures for capital assets..........     2,764,050             --      2,764,050
Fiscal 2000:
  Revenues, net from external customers....  $176,969,884   $  2,096,052   $179,065,936
  Depreciation and amortization............     5,419,582         95,488      5,515,070
  Segment profit (loss)....................    15,330,661       (268,767)    15,061,894
  Segment assets...........................   143,236,471             --    143,236,471
  Expenditures for capital assets..........     4,318,863             --      4,318,863

                               PIERRE FOODS, INC.

                                                           FISCAL YEARS ENDED
                                              ---------------------------------------------
                                              MARCH 2, 2002   MARCH 3, 2001   MARCH 4, 2000
                                              -------------   -------------   -------------
Profit or Loss:
Total profit for reportable segments........   $13,575,937    $  8,072,926    $ 15,061,894
Corporate expenses..........................            --              --     (16,447,851)
Loss on sale of Mom 'n Pop's Country Ham,
  LLC.......................................            --              --      (2,857,160)
Interest and other expense, net.............   (12,842,397)    (13,052,422)    (14,816,618)
                                               -----------    ------------    ------------
     Income (loss) from continuing
       operations before income tax
       provision (benefit)..................   $   733,540    $ (4,979,496)   $(19,059,735)
                                               ===========    ============    ============

                                                    SEGMENT                 CONSOLIDATED
                                                    TOTALS      CORPORATE     TOTAL(1)
                                                  -----------   ---------   ------------
Other Significant Items:
Fiscal 2002:
  Expenditures for capital assets...............  $12,194,017   $     --    $12,194,017
  Depreciation and amortization.................    6,437,873         --      6,437,873
Fiscal 2001:
  Expenditures for capital assets...............  $ 2,764,050   $     --    $ 2,764,050
  Depreciation and amortization.................    6,237,969         --      6,237,969
Fiscal 2000:
  Expenditures for capital assets...............  $ 4,318,863   $690,544    $ 5,009,407
  Depreciation and amortization.................    5,515,070    146,823      5,661,893

---------------

 (1)Excludes discontinued restaurant segment expenditures for assets and depreciation and amortization.

     Sales by major product line are as follows:

                                                          FISCAL YEARS ENDED
                                             ---------------------------------------------
                                             MARCH 2, 2002   MARCH 3, 2001   MARCH 4, 2000
                                             -------------   -------------   -------------
Food Processing
  Fully-cooked protein products............  $138,980,147    $111,221,290    $103,081,473
  Microwaveable sandwiches.................    95,779,974      85,196,416      66,389,287
  Bakery and other products................     7,844,879       7,057,619       7,499,124
                                             ------------    ------------    ------------
     Total food processing revenues........  $242,605,000    $203,475,325    $176,969,884
                                             ============    ============    ============
Ham Curing
  Sliced hams..............................  $         --    $         --    $  1,530,118
  Whole hams...............................            --              --         565,934
                                             ------------    ------------    ------------
     Total ham curing revenues.............  $         --    $         --    $  2,096,052
                                             ============    ============    ============

     Significantly all revenues and long-lived assets are derived and reside in the United States.

                               PIERRE FOODS, INC.

14. COMMITMENTS AND CONTINGENCIES

     Under the provisions of the Purchase Agreement with Carousel Capital, the Company is responsible for all income tax and payroll taxes for the period prior to the sale, relating to Claremont Restaurant Group and related subsidiaries. The Company believes it has properly recorded any such liabilities to taxing authorities.

     The Company provides a secured letter of credit in the amount of $1,500,000 to its insurance carrier for the underwriting of certain performance bonds, which expires in fiscal 2003. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker's compensation and general liability claims. Letters of credit for these claims totaled $225,000, $360,000 and $500,000 in fiscal 2002, fiscal 2001 and fiscal
2000, respectively. In addition, the Company provides secured letters of credit to a limited number of suppliers. Letters of credit for suppliers totaled $500,000 and $250,000 in fiscal 2002 and fiscal 2001, respectively.

     The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.

                                                        COMMITMENTS BY FISCAL YEAR
                               ----------------------------------------------------------------------------
                                                                                  2007 AND
                                  2003          2004        2005       2006      THEREAFTER       TOTAL
                               -----------   ----------   --------   --------   ------------   ------------
Letters of Credit............  $ 2,225,000   $       --   $     --   $     --   $         --   $  2,225,000
Purchase Commitments for
  Capital Projects...........    9,610,281           --         --         --             --      9,610,281
                               -----------   ----------   --------   --------   ------------   ------------
    Total....................  $11,835,281   $       --   $     --   $     --   $         --   $ 11,835,281
                               ===========   ==========   ========   ========   ============   ============

                                                  CONTRACTUAL OBLIGATIONS BY FISCAL YEAR
                               ----------------------------------------------------------------------------
                                                                                  2007 AND
                                  2003          2004        2005       2006      THEREAFTER       TOTAL
                               -----------   ----------   --------   --------   ------------   ------------
Long-Term Debt...............  $        --   $       --   $     --   $     --   $115,000,000   $115,000,000
Capital Lease Obligations....       49,686       47,605         --         --             --         97,291
Operating Lease
  Obligations................      581,016      329,639    218,747    634,815        415,996      2,180,213
Consulting and Noncompete
  Agreements.................      339,291      423,651    269,754         --             --      1,032,696
Obligation of Special Purpose
  Entity.....................      275,385      291,208    307,941    325,636      4,933,354      6,133,524
                               -----------   ----------   --------   --------   ------------   ------------
    Total....................  $ 1,245,378   $1,092,103   $796,442   $960,451   $120,349,350   $124,443,724
                               ===========   ==========   ========   ========   ============   ============

                               PIERRE FOODS, INC.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and net income taxes refunded is as follows:

                                                            FISCAL YEARS ENDED
                                               ---------------------------------------------
                                               MARCH 3, 2002   MARCH 4, 2001   MARCH 4, 2000
                                               -------------   -------------   -------------
Interest.....................................   $12,612,803     $12,790,175     $14,495,414
Income taxes.................................   $ 1,164,569     $ 2,760,172     $ 3,585,875

     During the fourth quarter of fiscal 2002, the special purpose leasing entity exchanged a note payable in the amount of $6,200,000 for the purchase of an aircraft for $6,200,000, in a non-cash transaction (see Note 16).

16.  TRANSACTIONS WITH RELATED PARTIES

     Related party transactions recorded in continuing operations during fiscal 2002, 2001 and 2000 arose in connection with the following relationships:

     Under an agreement with a management services entity owned by certain officers and directors, as amended on December 17, 1999, the Company received corporate management services, which included, among other things, strategic planning, investor relations, management of the Company's banking, accounting and legal relationships and general oversight. Management fees paid under this agreement were in lieu of salary compensation for certain of the Company's senior executives. Amounts paid under the agreement were $925,000 in fiscal 2002, and $1,300,000 during each of fiscal 2001 and 2000. In addition, during fiscal 2001 and 2000 the Company paid bonuses of $1,775,000 and $1,695,522, respectively, to the management services entity and its senior executives. Effective April 25, 2001, the agreement was assigned to another management services entity, owned by certain officers and directors. Fees paid in fiscal 2002 under the assigned agreement were $325,000, with an additional $350,000 paid as a termination fee, and $292,500 paid in bonuses to its senior executives. This agreement was cancelled as of September 3, 2001. In addition, $426,435 was paid to this entity for reimbursement of expenses incurred in connection with the exchange as required by the amended exchange agreement (see
Note 1).

     The Company uses the services of an entity in which the Company's principal shareholders have substantial ownership interests. Services provided by this entity include accounting, tax and administrative services, as well as consulting services related to the development of new sales, warehousing and distribution programs. Total payments for such services were $1,133,850 and $862,400 in fiscal 2002 and 2001, respectively.

     The Company uses the services of an entity owned by the Company's principal shareholders. This entity serves as an exclusive purchasing agent pursuant to a three-year agreement that commenced September 3, 2001. Under the agreement, the entity pays $100,000 per quarter for the right to serve as exclusive purchasing agent. Net payments to the purchasing entity were $620,191 in fiscal 2002, and are recorded in cost of goods sold.

     During the fourth quarter of fiscal 2002, the Company leased an aircraft from an entity owned by the Company's principal shareholders. Under this lease, the Company maintained its own flight department and was responsible for all operating costs. Total payments under that lease were $168,263 in fiscal 2002. Effective March 1, 2002, that lease was cancelled and replaced with a four-year non-exclusive operating lease agreement. Pursuant to the new lease, the Company is obligated to make minimum quarterly lease payments of $471,500 each for the right to use the aircraft for a specified number of hours. Under this lease arrangement, the entity is responsible for all expenses incurred in the operation and use of the aircraft, except that the Company must provide its own crew. On March 1, 2002, the Company paid $943,000 as a refundable deposit under the agreement and $471,500 for its first quarterly lease payment.

                               PIERRE FOODS, INC.

     The aircraft leasing entity is not a subsidiary of the Company, however the Company considers the entity a non-independent special purpose leasing entity. Accordingly, the entity's financial condition, results of operations and cash flows have been included in the Company's consolidated financial statements. Under the terms of the operating lease with the entity, and the financing agreements between the entity and its creditor, the Company does not maintain the legal rights of ownership to the aircraft, nor does the entity's creditor maintain any legal recourse to the Company.

     The Company has agreed to lease warehouse space from an entity in which the Company's principal shareholders have substantial ownership interests. The lease is a ten-year term to begin the first day the facility is operational. During fiscal 2001, the Company paid $250,000 for specialized construction costs.

     The Company uses the services of an entity in which one of the Company's principal shareholders has a substantial ownership interest. This entity provides general construction and maintenance services. Total payments for such services were $142,050 in fiscal 2002.

     The Company uses the services of an entity in which the Company's principal shareholders have substantial ownership interests. This entity provides team-building opportunities for customers and employees. Total payments for such services were $89,250 in fiscal 2002.

     During fiscal 2000, the Company maintained comprehensive insurance coverage through an insurance agency whose owner was a principal shareholder of the Company. Payments made to this agency totaled $447,000 in fiscal 2000.

     During fiscal 2000, the Company maintained two notes receivable from two of its principal shareholders. During fiscal 2001, one note plus accrued interest was paid in full. The Company recorded interest income of $58,203, $61,293 and $137,364 in fiscal 2002, 2001 and 2000, respectively, on related party notes receivable.

     The Company obtained public relations, investor relations and graphic design services from a marketing services entity that was owned by a current director. Payments for these services totaled $7,000 and $221,000, during fiscal 2001 and 2000, respectively. During fiscal 2001, the marketing services entity was sold by the director.

     The Company has mutual leasing agreements with certain related individuals and with certain companies in which the Company's principal shareholders have substantial ownership interests. Total payments under such leasing agreements were $109,400 in fiscal 2002, and $103,200 in each of fiscal 2001 and 2000.

     Until February 2001, two directors had direct and indirect interests in an entity with which a product licensing agreement had been signed. Under the terms of the agreement, the Company could produce and market certain products under brand names owned by the entity in exchange for royalty payments. Production of such a product began in mid-fiscal 1999. Royalties paid totaled $156,000 and $120,000 during fiscal 2001 and 2000, respectively. During February 2001, these directors resigned their positions.

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

                               PIERRE FOODS, INC.

     On December 16, 1999, the Board of Directors approved a loan to Mr. James
C. Richardson, the Company's current Chairman, of an amount up to $8.5 million for the purpose of enabling Mr. Richardson to purchase shares of the Company's common stock owned by certain shareholders. The terms of the loan provide that outstanding amounts will bear a simple interest rate of 8.5%, with principal and interest due at maturity, three years from the date of the loan. At March 2, 2002, disbursements under the loan approval totaled $5 million. Due to the nature of the loan, the outstanding balance is presented as a reduction of shareholders' equity.

     On June 30, 1999, the Company replaced the existing Change in Control Agreement with the entity's former Chief Financial Officer (Mr. Harris) with a Bonus Agreement which specified the amounts of bonus payments to be received upon disposition of Claremont Restaurant Group. The Company paid $1,059,701 under the terms of this agreement in fiscal 2000 as a result of the sale. The related expense is included in continuing operations in selling, general and administrative expense.

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

     On September 3, 2001, the Company entered into Employment Agreements with the Company's current Chairman (Mr. Richardson) and current Vice-Chairman (Mr. Clark). The agreements specify terms relating to salary, bonus and benefits to be paid to the executive during the three-year term of the agreements.

     During fiscal 2000, the Company replaced an existing Change in Control Agreement with the Company's former Chairman (Mr. Howard) with a Severance, Consulting, and Noncompete Agreement. Payments made to Mr. Howard under this new agreement totaled $1,389,503 and are included in continuing operations in selling, general and administrative expense.

     During fiscal 2000, the Company sold its ham curing business to the management group of that subsidiary for $995,000, resulting in a net loss of $2,857,160. During fiscal 2002, the Company purchased pork products from the ham curing business totaling $150,720.

     On August 18, 1999, the Company entered into an Incentive Agreement with the Company's current President (Mr. Woodhams), which replaced a Change in Control Agreement and Employment Contract. The agreement, as amended on January 1, 2000 and December 31, 2001, specifies terms relating to salary and bonus amounts to be paid to the executive during the four-year term of the agreement, as well as severance and disposition bonus amounts to be received upon any sale of the Company.

     On December 31, 2001, the Company entered into Employment Agreements the Company's current Chief Financial Officer (Ms. Witters) and current Senior Vice President of Sales (Mr. Naylor). The agreements specify terms relating to salary, bonus and benefit amounts to be paid to the executive during the three-year term of the agreements, as well as severance and disposition bonus amounts to be received upon any sale of the Company.

                               PIERRE FOODS, INC.

     Related party transactions recorded in discontinued operations during fiscal 2000 and 1999 arose in connection with the following relationships:

     During fiscal 2000, the Company replaced certain existing Change in Control Agreements with two key restaurant executives (Mr. Miller and Mr. Templeton) with Severance, Consulting and Noncompete Agreements. These agreements, which became effective with the disposition of the restaurant operations, provide the terms under which the two executives are to provide consulting services to Claremont Restaurant Group, and stipulate that they are to refrain from engaging in competitive activities related to restaurant operations and franchising for a period of five years. On October 7, 1999, payments totaling $2,015,361 were made to the two restaurant executives as a result of these agreements, and the consulting and noncompete agreements were transferred to Carousel Capital Partners, L.P., the purchaser of Claremont Restaurant Group. The costs of the agreements are reflected in the gain on disposal of discontinued restaurant segment (Note 1).

     Immediate family members of a current director have ownership interests in companies from which the Company purchased restaurant equipment, furnishings and supplies. Purchases from these companies totaled $13,000 during fiscal 2000.

     The Company had mutual leasing agreements with certain related individuals and with certain companies in which the Company's principal shareholders have substantial ownership interests. Total payments under such leasing agreements were $867,800 during fiscal 2000.

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

17.  SUBSEQUENT EVENTS

     On March 3, 2002, the Company entered into a one-year agreement with an entity owned by the Company's principal shareholders that will serve as an exclusive logistics agent for the Company. Under the agreement, warehousing, fulfillment and transportation services will be provided by the entity.

     On March 27, 2002, the Company filed a current report on Form 8-K, announcing the delisting of its common stock from the Nasdaq Small Cap Market, and its transfer to the Over-the-Counter Bulletin Board.

     On April 11, 2002, the Company filed a revised preliminary proxy statement with the Securities and Exchange Commission in connection with a special meeting of shareholders, at which the shareholders will be asked to adopt and approve the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001.

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


          /s/ Norbert E. Woodhams                 /s/ Pamela M. Witters
--------------------------------------    --------------------------------------
Norbert E. Woodhams                       Pamela M. Witters
President and Chief Executive Officer     Chief Financial Officer and Treasurer

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             QUARTERS ENDED
                                         -------------------------------------------------------
                                          6/2/2001        9/1/2001      12/1/2001     3/2/2002
                                         -----------     -----------   -----------   -----------
Operating revenues.....................  $50,825,924     $57,839,217   $68,021,456   $65,918,403
Gross profit...........................  $17,569,859     $19,384,359   $22,685,668   $22,183,726
Income (loss) from continuing
  operations...........................  $  (760,635)    $  (251,171)  $   887,587   $   124,799
Net income (loss)......................  $  (760,635)    $  (251,171)  $   887,587   $   124,799
Loss from continuing operations per
  common share -- basic and diluted....  $     (0.13)    $     (0.04)  $      0.15   $      0.02

                                          6/3/2000        9/2/2000      12/2/2000     3/3/2001
                                         -----------     -----------   -----------   -----------
Operating revenues.....................  $44,333,524     $47,151,034   $58,682,269   $53,308,498
Gross profit...........................  $15,114,027     $16,138,529   $19,967,911   $18,869,914
Loss from continuing operations........  $(1,445,351)    $(1,022,886)  $  (397,851)  $(1,346,700)
Extraordinary loss.....................  $  (455,238)(1) $        --   $        --   $        --
Net income (loss)......................  $(1,900,589)    $(1,022,886)  $  (397,851)  $(1,346,700)
Loss from continuing operations per
  common share -- basic and diluted....  $     (0.25)    $     (0.18)  $     (0.07)  $     (0.23)

---------------

(1)Represents an extraordinary loss from early extinguishment of debt.