Form 10-K/A
period 2002-03-02
PIERRE FOODS INC
filed 2002-06-14
CIK 67494

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
                                                                    ========         ========         ========


FISCAL 2002 COMPARED TO FISCAL 2001


         REVENUES, NET. Net revenues increased by $39.1 million, or 19.2%. The increase in net revenues was due the introduction of new products and to an increase in demand in all core customer channels. The significant new product line introduced was the Chop House(TM) burger line, marketed primarily to restaurants. This new line added significant volume to the lower margin customer channel. Of all core customer channels, which include restaurants, schools, vending and convenience stores, the restaurant channel had the greatest increase in demand.

         COST OF GOODS SOLD. Cost of goods sold increased by $27.4 million, or 20.5%. As a percentage of revenues, cost of goods sold increased from 65.6% to 66.3%. This increase primarily was due to an increase in raw material prices and a change in product mix to lower margin product, offset by improved production efficiencies. Our primary raw materials are beef, pork and chicken. In fiscal 2002, beef prices increased approximately 14% over fiscal 2001 prices, compared to pork and chicken price increases of 11% and 4%, respectively, in fiscal 2002 compared to fiscal 2001. These increases in raw material prices are generally passed on to the customer through adjustments to product pricing with no significant impact to product demand. Production efficiencies were realized through process improvements, including equipment modifications and labor reduction, combined with an increase in production volume spread over a stable fixed overhead base.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $6.0 million, or 10.7%, primarily due to an increase in overhead costs to support the increase in sales volume. As a percentage of revenues, selling, general and administrative expenses decreased from 27.4% to 25.4%, primarily due to cost reduction initiatives in distribution, including freight and storage consolidation programs implemented in fiscal 2002.


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


         OTHER EXPENSE, NET. The primary component of net other expense for fiscal 2001 and 2000 is interest expense. Net other expense decreased by $1.8 million, or 11.9% in fiscal 2001 compared to fiscal 2000. This decrease primarily was due to the change in the Company's credit facility from a $75 million facility to a $25 million facility during fiscal 2001, resulting in decreased bank fees, as well as decreased borrowings in fiscal 2001 compared to fiscal 2000, resulting in lower interest expense (see --- "Liquidity and Capital Resources" below). Other non-operating expenses were not significant.


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


         PURCHASING AGREEMENT. Effective September 3, 2001, the Company entered into a three-year purchasing agreement with PF Purchasing, LLC ("PF Purchasing"), owned 50% by each of the Company's Chairman and the Company's Vice Chairman. Under the agreement, PF Purchasing will make an incentive payment to the Company of $100,000 per quarter in consideration for the opportunity to act as the Company's exclusive purchasing agent. In addition, PF Purchasing will provide guaranteed pricing on certain raw materials purchased by the Company, which pricing is based primarily on historical raw material prices and which will serve to keep costs down. In exchange, PF Purchasing will be entitled to receive all rebates or discounts receivable by the Company from suppliers and vendors for orders negotiated and placed by PF Purchasing. In the fiscal year ended March 2, 2002, net fees paid to PF Purchasing were approximately $620,000, comprised of approximately $820,000 in rebates and discounts paid due to negotiated price savings, offset by $200,000 in incentive payments received.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 2, 2002, March 3, 2001 or March 4, 2000. Certain of the Company's outstanding nonderivative financial instruments at March 2, 2002 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. There was no significant change in market risk from fiscal 2001 to fiscal 2002.


INTEREST RATE RISK


         The Company manages the potential loss on long-term debt from changing interest rates by issuing a combination of fixed and variable-rate debt in amounts and maturities that management considers appropriate. Of the Company's long-term debt outstanding at March 2, 2002 and March 3, 2001, all principal amounts were accruing interest at fixed rates. In the future, should the Company borrow funds under its variable-rate revolving credit facility, which may include up to $50 million of variable rate debt under the anticipated Foothill Capital credit facility, a rise in prevailing interest rates could adversely affect the Company's financial condition, results of operations and cash flows. The following table summarizes the Company's market risks associated with long-term debt outstanding at March 2, 2002. The table presents principal cash outflows and related interest rates by maturity date.

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


FOREIGN EXCHANGE RATE RISK


         The Company primarily bills customers in foreign countries in US dollars. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company's products may be more expensive for those customers to pay for in their local currency. At March 2, 2002 and March 3, 2001, all trade receivables were denominated in US dollars.


COMMODITY PRICE RISK


         Certain raw materials used in food processing products are exposed to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The Company manages this risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. The Company's primary commodity price exposures relate to beef, pork, poultry, soy and packaging materials used in food processing products. At March 2, 2002 and March 3, 2001, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company's current positions with respect to such pricing exposures.


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

                                       PIERRE FOODS, INC.

                                       By:  /s/ PAMELA M. WITTERS
                                           -------------------------------------
                                            Pamela M. Witters
                                            Chief Financial Officer, Treasurer
                                               and Secretary



Dated: June 14, 2002

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

10.35 Amendment No. 1, dated as of May 5, 2001, to Loan and Security Agreement, dated as of May 24, 2000, between the Company and Fleet Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 2, 2001)

10.36 Cancellation and Termination on September 3, 2001, of Amended and Restated Management Services Agreement dated as of December 17, 1999, by and between Pierre Foods, Inc. and PF Management, Inc. (the successor by assignment from HERTH Management, Inc.) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.37 Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and James C. Richardson, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.38 Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and David R. Clark (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.39 Purchasing Agent Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and PF Purchasing, LLC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.40 Engagement Letter dated December 13, 2001, between PF Management, Inc. and William E. Simon & Sons, LLC (performance by PF Management, Inc. guaranteed by Pierre Foods, Inc.) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.41 Agreement and Restated Agreement and Plan of Share Exchange between Pierre Foods, Inc. and PF Management, Inc., dated as of December 20, 2001 (incorporated by reference to Appendix A to the Company's Preliminary Proxy Statement on Schedule 14A file on January 24, 2002)


10.42 Employment Agreement dated as of December 31, 2001, between the Company and Pamela M. Witters (incorporated by reference to
               Exhibit 10.42 to the Company's Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.43 Employment Agreement dated as of December 31, 2001, between the Company and Robert C. Naylor (incorporated by reference to
               Exhibit 10.43 to the Company's Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.44 Non-Exclusive Aircraft Dry Lease dated as of March 1, 2002, between the Company and Columbia Hill Aviation, LLC (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.45 Logistics Agreement dated as of March 3, 2002, between the Company and PF Distribution, LLC (incorporated by reference to
               Exhibit 10.45 to the Company's Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

12 Calculation of Ratios of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to the Company's Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

21             Subsidiaries of Pierre Foods, Inc. (incorporated by reference to
               Exhibit 21 to the Company's Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

23             Independent Auditors' Consent

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for its fiscal year ended March 2, 2002)


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

                               PIERRE FOODS, INC.

     The aircraft leasing entity is not a subsidiary of the Company, however the Company considers the entity a non-independent special purpose leasing entity. The leasing entity was incorporated November 13, 2001, but was inactive until December 10, 2001, when the entity entered into its first leasing arrangement with the Company. Accordingly, the entity's financial condition, results of operations and cash flows have been included in the Company's fourth quarter consolidated financial statements. Under the terms of the operating lease with the entity, and the financing agreements between the entity and its creditor, the Company does not maintain the legal rights of ownership to the aircraft, nor does the entity's creditor maintain any legal recourse to the Company.


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