Form 10-Q
period 2002-06-01
PIERRE FOODS INC
filed 2002-07-16
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______________ to _______________

Commission File Number: 0-7277

PIERRE FOODS, INC.
(Exact name of registrant as specified in its charter)

North Carolina
(State or other jurisdiction of incorporation or organization)

56-0945643
(I.R.S. Employer Identification No.)

9990 Princeton Road
Cincinnati, Ohio 45246
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (513) 874-8741

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

Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2002

Common Stock, no par value	5,781,480

PIERRE FOODS, INC.

INDEX

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets — June 1, 2002 and March 2, 2002	1-2

Consolidated Statements of Operations and Retained Earnings — Thirteen Weeks Ended June 1, 2002 and Thirteen Weeks Ended June 2, 2001	3-4

Consolidated Statements of Cash Flows — Thirteen Weeks Ended June 1, 2002 and Thirteen Weeks Ended June 2, 2001	5-6

Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Part II. Other Information:

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16

Index to Exhibits	17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	June 1, 2002	March 2, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,351	$4,577,982
Certificates of deposit of special purpose entity	1,240,000	1,240,000
Accounts receivable, net (includes related party receivables of $195,000 and employee receivables of $465,000 in fiscal 2003)	18,510,190	21,469,035
Inventories	31,386,151	23,852,855
Refundable income taxes	56,675	70,622
Deferred income taxes	2,349,617	2,349,617
Prepaid expenses and other current assets	2,116,307	1,624,161

Total current assets	55,723,291	55,184,272

PROPERTY, PLANT AND EQUIPMENT, NET	44,197,045	43,281,303

OTHER ASSETS:
Trade name, net	38,808,636	38,808,636
Goodwill, net	29,019,571	29,019,571
Notes receivable – related party	993,247	993,247
Deferred loan origination fees, net	3,514,365	2,092,904
Other	423,072	440,931

Total other assets	72,758,891	71,355,289

Total Assets	$172,679,227	$169,820,864

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

	(Unaudited)
	June 1, 2002	March 2, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$328,848	$325,071
Trade accounts payable	4,440,936	4,972,870
Accrued interest	6,181,250	3,090,624
Accrued payroll and payroll taxes	4,033,247	6,077,062
Accrued promotions	2,137,036	1,943,479
Accrued taxes (other than income and payroll)	733,341	566,677
Other accrued liabilities (includes related party liabilities of $2,085,265 at June 1, 2002)	3,089,021	1,147,558

Total current liabilities	20,943,679	18,123,341

LONG-TERM DEBT, less current installments	115,605,593	115,047,605

OBLIGATION OF SPECIAL PURPOSE ENTITY	5,854,800	5,858,139

OTHER LONG-TERM LIABILITIES	950,268	1,032,696

DEFERRED INCOME TAXES	2,552,066	2,552,066

SHAREHOLDERS’ EQUITY:
Preferred stock – par value $.10, authorized 2,500,000 shares; no shares issued	—	—
Common stock – no par value, authorized 100,000,000 shares; issued and outstanding June 1, 2002 and March 2, 2002 – 5,781,480 shares	5,781,480	5,781,480
Additional paid in capital	23,336,098	23,656,692
Retained earnings	2,655,243	2,768,845
Note receivable – related party	(5,000,000)	(5,000,000)

Total shareholders’ equity	26,772,821	27,207,017

Total Liabilities and Shareholders’ Equity	$172,679,227	$169,820,864

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Thirteen Weeks Ended

	June 1, 2002	June 2, 2001

REVENUES	$61,760,799	$50,825,924

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,186,801 in fiscal 2003)	40,252,835	33,256,065
Selling, general and administrative expenses (includes related party transactions totaling $6,298,742 and $1,438,063 in fiscal 2003 and fiscal 2002, respectively)	17,458,871	14,310,961
Loss on disposition of property, plant and equipment, net	23,408	—
Depreciation and amortization	988,667	1,581,620

Total costs and expenses	58,723,781	49,148,646

OPERATING INCOME	3,037,018	1,677,278

OTHER INCOME (EXPENSE):
Interest expense	(3,417,515)	(3,275,357)
Other income, net — (including interest) (includes related party income of $195,000 and $14,551 in fiscal 2003 and 2002, respectively)	212,942	76,809

Other expense, net	(3,204,573)	(3,198,548)

LOSS BEFORE INCOME TAX BENEFIT	(167,555)	(1,521,270)

INCOME TAX BENEFIT	53,953	760,635

NET LOSS	$(113,602)	$(760,635)

See accompanying notes to unaudited consolidated financial statements.

RETAINED EARNINGS:
Balance at beginning of period	$2,768,845	$2,768,265
Net loss	(113,602)	(760,635)

Balance at end of period	$2,655,243	$2,007,630

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.02)	$(.13)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	5,781,480	5,781,480

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended

	June 1, 2002	June 2, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,602)	$(760,635)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	988,667	1,581,620
Amortization of deferred loan origination fees	137,150	131,966
Loss on disposition of property, plant and equipment, net	23,408
Decrease in other assets	17,859	—
Decrease in other long-term liabilities	(82,428)	(76,414)
Changes in operating assets and liabilities:
Receivables	2,958,845	2,290,651
Inventories	(7,533,296)	(2,428,612)
Refundable income taxes, prepaid expenses and other current assets	(478,199)	(1,168,646)
Trade accounts payable and other accrued liabilities	2,816,561	(3,733,816)

Total adjustments	(1,151,433)	(3,403,251)

Net cash used in operating activities	(1,265,035)	(4,163,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	30,000	—
Capital expenditures	(1,957,817)	(808,855)

Net cash used in investing activities	(1,927,817)	(808,855)

See accompanying notes to unaudited consolidated financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	659,319	3,192,822
Principal payments on long-term debt	(100,893)	(33,266)
Loan origination fees	(1,558,611)	—
Distributions by special purpose leasing entity	(320,594)	—

Net cash provided by (used in) financing activities	(1,320,779)	3,159,556

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,513,631)	(1,813,185)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,577,982	1,813,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,351	$—

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 1, 2002 and March 2, 2002, the results of operations for the thirteen weeks ended June 1, 2002 and June 2, 2001, and the cash flows of the Company for the thirteen weeks ended June 1, 2002 and June 2, 2001. Financial statements for the thirteen weeks ended June 2, 2001 have been reclassified, where applicable, to conform to financial statement presentation used for the thirteen weeks ended June 1, 2002. The thirteen week period ended June 1, 2002 is referred to as “first quarter 2003” and the thirteen week period ended June 2, 2001 is referred to as “first quarter 2002.”

     The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

     The results of interim operations for first quarter 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s March 2, 2002 audited consolidated financial statements and notes thereto.

2.  Inventories

     A summary of inventories, by major classifications, follows:

	June 1, 2002	March 2, 2002

Manufacturing supplies	$1,351,961	$1,199,647
Raw materials	5,531,152	4,975,188
Finished goods	24,503,038	17,678,020

Total	$31,386,151	$23,852,855

3.  Intangible Assets

     The Company adopted FASB Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective March 3, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption, which will occur during the Company’s second quarter ending August 31, 2002. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle effective March 3, 2002. Accordingly, the financial statements for first quarter 2003 would be restated for any such impairment loss.

     The Company is currently assessing the impact of SFAS 142 on its financial position and results of operation. As a result, the assembled work force, with an amortized balance of $2,171,067 at June 1, 2002, was reclassified as goodwill. In addition, there are indications that the revised goodwill amount of $29,019,571 may be impaired. The reason for the potential impairment loss is the result of the change (effective March 3, 2002) in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, to the fair value approach which is stipulated in SFAS 142. The intangible asset established for trade name is deemed to have an indefinite life because the trade name is expected to generate cashflows indefinitely. Accordingly, as required by SFAS 142, amortization of both goodwill and tradename has been discontinued. The assessment of the impact of SFAS 142 will be completed by second quarter ending August 31, 2002.

     As of June 1, 2002, the Company had the following acquired intangible assets recorded:

	June 1, 2002	June 1, 2002	June 1, 2002
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Goodwill	$33,571,687	$(4,552,116)	$29,019,571

Intangible assets with indefinite lives:
Trade name	$44,340,000	$(5,531,364)	$38,808,636

Total	$77,911,687	$(10,083,480)	$67,282,207

     As required by SFAS 142, the results for first quarter 2002 have not been restated. The table below presents the effect on net loss and loss per share as if SFAS 142 had been in effect for first quarter 2002:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 1, 2002	June 2, 2001

Reported net loss	$(113,602)	$(760,635)
Add back:
Goodwill and tradename amortization (net of tax)	—	336,688

Adjusted net loss	$(113,602)	$(423,947)

Basic and diluted net loss per share:
Reported net loss	$(.02)	$(.13)
Adjusted net loss	$(.02)	$(.07)

4.  Long-Term Debt

     Effective May 29, 2002, the Company terminated its $25 million credit facility, and obtained a new five-year variable rate secured credit facility in an aggregate amount up to $50 million. The new facility includes a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. The collateral for the facility includes substantially all of the Company’s assets. As of June 1, 2002, the Company had borrowings under this new facility of $.6 million and borrowing availability of approximately $18.2 million. As of June 2, 2001, the Company had borrowings under its former $25 million credit facility of $3.2 million and borrowing availability of approximately $18.4 million. In addition, at June 1, 2002 and June 2, 2001, the Company was in compliance with the financial covenants under each facility.

     The Company’s Chairman and Vice Chairman agreed to guarantee payment of the new $50 million facility in exchange for guarantee fees to be paid annually, equal to 1.5% each of the amount committed for lending under the facility. As of June 1, 2002, no payments had been made under these agreements.

5.  Comprehensive Income

     Total comprehensive loss is comprised solely of the net loss in fiscal 2003 and fiscal 2002. Comprehensive loss was $113,602 and $760,635 for first quarter 2003 and first quarter 2002, respectively.

6.  Supplemental cash flow disclosures — cash paid (received) during the period

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 1, 2002	June 2, 2001

Interest	$189,739	$6,234,934

Income taxes net of refunds received	$(67,900)	$(47,397)

7.  Recently Issued Accounting Guidance.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.” See Note 3 for discussion of the Company’s adoption of SFAS 142.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for the Company beginning March 3, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The adoption of SFAS 143 did not have a material impact on the Company’s financial position and results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for the Company’s fiscal year beginning March 3, 2002. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on the Company’s financial position and results of operations.

8.  Related Party Transactions

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% each by the Company’s Chairman and Vice Chairman. Under the agreement, PF Distribution will serve as an exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. In first quarter 2003, distribution expense recorded in selling, general and administrative expense was approximately $5.9 million, of which approximately $4.8 million had been paid to PF Distribution as of June 1, 2002.

9.  Subsequent Event

     A definitive proxy statement was filed with the Securities and Exchange Commission and mailed to shareholders on June 25, 2002, in connection with a special meeting of shareholders scheduled to be held on July 26, 2002, at which the shareholders will be asked to adopt and approve the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2003 Compared to First Quarter 2002

     Revenues, net. Net revenues increased by $10.9 million, or 21.5%. The increase in net revenues was due to the introduction of new products and to an increase in demand in all core customer channels. The significant new product line introduced was the Chop House burger line, marketed primarily to restaurants. This new line added significant volume to the lower margin customer channel. Of all core customer channels, which include restaurants, schools, vending and convenience stores, the restaurant channel had the greatest increase in demand.

     Cost of goods sold. Cost of goods sold increased by $7.0 million, or 21.0%. As a percentage of revenues, cost of goods sold decreased from 65.4% to 65.2%. This decrease primarily was due to a decrease in beef, pork and chicken raw material prices and improved production efficiencies, offset by a change in product mix to lower margin products. Production efficiencies were realized through process improvements, including equipment modifications and labor reduction, combined with an increase in production volume spread over a stable fixed overhead base.

     Selling, general and administrative. Selling, general and administrative expenses increased by $3.1 million, or 22.0%, primarily due to an increase in overhead costs to support the increase in sales volume. As a percentage of revenues, selling, general and administrative expenses increased from 28.2% to 28.3%.

     Depreciation and amortization. Depreciation and amortization expense decreased by $.6 million, or 37.5%, due primarily to the adoption of SFAS 142 in fiscal 2003 which discontinued amortization of goodwill and intangibles with indefinite lives.

     Other expense, net. The primary component of net other expense for first quarter 2003 and first quarter 2002 is interest expense. Interest expense consists primarily of interest on fixed rate long-term debt (see -— “Liquidity and Capital Resources” below). Net other expense remained constant at $3.2 million for each of fiscal years 2003 and 2002.

     Income tax benefit. The effective tax rate for first quarter 2003 was 32.2% compared to 50% for first quarter 2002. The decrease in the effective tax rate is due primarily to the effects of permanent timing differences and compensation deduction limitations in fiscal 2002.

Liquidity and Capital Resources

     Net cash used in operating activities was $1.3 million for first quarter 2003, as compared to $4.2 million for first quarter 2002. The primary components of the change in net cash used in operating activities were 1) an increase in inventory of $7.5 million due to the seasonal building of inventories which normally occurs during the late spring and early summer to service market channels that require heavy shipments in late summer and early fall; offset by 2) a decrease in accounts receivable by $3.0 million and 3) an increase in accrued interest by $3.1 million due to the timing of the Company’s semi-annual interest payment on the Senior Notes.

     Net cash used in investing activities was $1.9 million for first quarter 2003, compared to $.8 million for first quarter 2002, due to an increase in capital expenditures for plant improvements.

     Net cash used in financing activities was $1.3 million for first quarter 2003, compared to net cash provided by financing activities of $3.2 million for first quarter 2002. The decrease in cash provided by financing activities was due primarily to a decrease in borrowings under the revolving credit facility of $2.5 million for first quarter 2003 compared to first quarter 2002, and loan origination fees of $1.6 million incurred in first quarter 2003 that did not occur in first quarter 2002.

     Effective May 29, 2002, the Company terminated its $25 million credit facility. Also, effective May 29, 2002, the Company obtained a five-year variable-rate $50 million revolving credit facility from a new lender, which includes a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     As of June 1, 2002, the Company had borrowings under this new facility of $.6 million and borrowing availability of approximately $18.2 million. As of June 2, 2001, the Company had borrowings under its former $25 million credit facility of approximately $3.2 million and borrowing availability of approximately $18.4 million. In addition, at June 1, 2002 and June 2, 2001, the Company was in compliance with the financial covenants under each of the facilities.

     The Company has budgeted approximately $11.2 million for capital expenditures for the remainder of fiscal 2003. These expenditures are primarily devoted to a plant expansion in order to maintain the current revenue growth trend. Additional expenditures are designated for routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the $50 million credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

     If the Company continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand. Management believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the $50 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

     The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require future capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity — none of which is assured — will be necessary for the Company to continue to service existing debt.

Logistics Agreement

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% each by the Company’s Chairman and Vice Chairman. Under the agreement, PF Distribution will serve as an exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services is based on flat rates per pound, which are calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In first quarter 2003, distribution expense recorded in selling, general and administrative expense was approximately $5.9 million, of which approximately $4.8 million had been paid to PF Distribution as of June 1, 2002.

Seasonality

     Except for sales to school districts, which represent approximately 26% of total sales and which decline during the early spring and summer and early January, there is no significant seasonal variation in sales.

Management Buyout

     A definitive proxy statement was filed with the Securities and Exchange Commission on June 25, 2002, in connection with a special meeting of shareholders, at which the shareholders will be asked to adopt and approve the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in its annual report for the fiscal year ended March 2, 2002, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at June 1, 2002 or March 2, 2002. Certain of the Company’s outstanding nonderivative financial instruments at June 1, 2002 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at June 1, 2002 have not changed materially since March 2, 2002. All long-term debt outstanding at June 1, 2002, comprised of $115.0 million of Senior Notes, $.6 million of outstanding borrowings under the revolving credit facility and $5.9 million of obligation of special purpose entity, was accruing interest at fixed rates. In the future, should the Company borrow funds under its existing credit facility or other long-term financing sources, a rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.

Cautionary Statement As To Forward Looking Information

     Certain statements made in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include: substantial leverage and insufficient cash flow from operations; restrictions imposed by the Company’s debt instruments; management control; factors inhibiting takeover; limited secondary market for common stock; price volatility; restriction of payment of dividends; competitive considerations; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies; dependence on key personnel; potential labor disruptions and the effects of the pending management buyout. Shareholder approval of the management buyout is not assured. The Company’s failure to close that transaction for any reason could have material adverse effects on the Company and the markets for its securities. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

See the Index to Exhibits provided elsewhere in this report.

     (b)  Reports on Form 8-K

None.

     (c)  Other Filings

A definitive proxy statement was filed with the Securities and Exchange Commission on June 25, 2002, in connection with a special meeting of shareholders, at which the shareholders will be asked to adopt and approve the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

Date: July 16, 2002	By:	/s/ Norbert E. Woodhams

Norbert E. Woodhams President and Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2002	By:	/s/ Pamela M. Witters

Pamela M. Witters Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for its fiscal year ended February 27, 1998)

4.1	Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2	Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3	Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.4	Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.5	Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.6	Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.7	Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.8	First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

4.9	Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.10	Third Supplemental Indenture dated as of October 8, 1999 between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.1	Guarantee Fee Agreement between the Company and James C. Richardson, dated as of May 23, 2002

10.2	Guarantee Fee Agreement between the Company and David R. Clark, dated as of May 23, 2002

10.3	Loan and Security Agreement by and among the Company and Foothill Capital Corporation, as Lender, dated as of May 29, 2002 (schedules omitted)

10.4	Amendment No. 1 to Amended and Restated Agreement and Plan of Share Exchange between the Company, PF Management, Inc., James C. Richardson, Jr. and David R. Clark, dated as of June 20, 2002

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

     The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.