Form 10-Q
period 2002-08-31
PIERRE FOODS INC
filed 2002-10-15
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2002

        OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transaction period from ___________________ to ___________________

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

Yes [X]                     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Class A Common Stock	Outstanding at October 15, 2002 100,000

PIERRE FOODS, INC.

INDEX

Page No.
Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets - August 31, 2002 and March 2, 2002	3 - 4

Consolidated Statements of Operations and Retained Earnings - Thirteen Weeks Ended August 31, 2002 and Thirteen Weeks Ended September 1, 2001	5 - 6

Consolidated Statements of Operations and Retained Earnings - Twenty-six Weeks Ended August 31, 2002 and Twenty-six Weeks Ended September 1, 2001	7 - 8

Consolidated Statements of Cash Flows - Twenty-six Weeks Ended August 31, 2002 and Twenty-six Weeks Ended September 1, 2001	9 - 10

Notes to Consolidated Financial Statements	11 - 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II. Other Information:

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

Certifications	22 - 23

Index to Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	August 31, 2002	March 2, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85,769	$4,577,982
Certificates of deposit of special purpose entity	1,240,000	1,240,000
Accounts receivable, net (includes related party receivables of $106,000 and employee receivables of $3,365,000 in fiscal 2003)	23,345,585	21,469,035
Inventories	33,704,949	23,852,855
Refundable income taxes	198,908	70,622
Deferred income taxes	2,349,617	2,349,617
Prepaid expenses and other current assets	3,434,587	1,624,161

Total current assets	64,359,415	55,184,272

PROPERTY, PLANT AND EQUIPMENT, NET	50,089,280	43,281,303

OTHER ASSETS:
Trade name, net	38,808,636	38,808,636
Goodwill, net	29,019,571	29,019,571
Note receivable — related party	993,247	993,247
Deferred loan origination fees, net	3,336,951	2,092,904
Other	405,214	440,931

Total other assets	72,563,619	71,355,289

Total Assets	$187,012,314	$169,820,864

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

	(Unaudited)
	August 31, 2002	March 2, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$333,907	$325,071
Trade accounts payable	7,505,459	4,972,870
Accrued interest	3,073,736	3,090,624
Accrued payroll and payroll taxes	5,215,125	6,077,062
Accrued promotions	1,916,284	1,473,954
Accrued taxes (other than income and payroll)	791,428	566,677
Other accrued liabilities (includes related party liabilities of $370,017 and employee payables of $1,125,000 at August 31, 2002)	2,291,591	1,617,083

Total current liabilities	21,127,530	18,123,341

LONG-TERM DEBT, less current installments	131,270,512	115,047,605

OBLIGATION OF SPECIAL PURPOSE ENTITY	5,782,862	5,858,139

OTHER LONG-TERM LIABILITIES	866,263	1,032,696

DEFERRED INCOME TAXES	2,552,066	2,552,066

SHAREHOLDERS’ EQUITY:
Preferred stock — none at August 31, 2002 and par value $.10, authorized 2,500,000 shares; no shares issued at March 2, 2002	—	—
Common stock — no par value, 100,000 shares authorized, issued and outstanding at August 31, 2002 and no par value, authorized 100,000,000 shares; issued and outstanding at March 2, 2002 - 5,781,480 shares	5,781,480	5,781,480
Additional paid in capital	23,656,692	23,656,692
Retained earnings	974,909	2,768,845
Note receivable — related party	(5,000,000)	(5,000,000)

Total shareholders’ equity	25,413,081	27,207,017

Total Liabilities and Shareholders’ Equity	$187,012,314	$169,820,864

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Thirteen Weeks Ended

	August 31, 2002	September 1, 2001

REVENUES	$61,533,655	$57,839,217

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,013,356 in fiscal 2003)	40,979,098	38,454,858
Selling, general and administrative expenses (includes related party transactions totaling $6,449,381 and $686,978 in fiscal 2003 and fiscal 2002, respectively)	17,000,115	15,043,653
(Gain) loss on disposition of property, plant and equipment, net	(13,000)	13,557
Depreciation and amortization	978,693	1,553,815

Total costs and expenses	58,944,906	55,065,883

OPERATING INCOME	2,588,749	2,773,334

OTHER INCOME (EXPENSE):
Interest expense	(3,615,736)	(3,292,574)
Other income, net — (including interest) (includes related party income of $192,484 and $14,551 in fiscal 2003 and 2002, respectively)	213,616	16,898

Other expense, net	(3,402,120)	(3,275,676)

LOSS BEFORE INCOME TAX BENEFIT	(813,371)	(502,342)

INCOME TAX BENEFIT	142,233	251,171

NET LOSS	$(671,138)	$(251,171)

See accompanying notes to unaudited consolidated financial statements.

RETAINED EARNINGS:
Balance at beginning of period	$2,655,243	$2,007,630
Net loss	(671,138)	(251,171)
Distributions by special purpose leasing entity	(1,009,196)	—

Balance at end of period	$974,909	$1,756,459

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(6.71)	$(.04)
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	5,781,480

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Twenty-Six Weeks Ended

	August 31, 2002	September 1, 2001

REVENUES	$123,294,454	$108,665,141

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $2,200,157 in fiscal 2003)	81,231,933	71,710,923
Selling, general and administrative expenses (includes related party transactions totaling $12,748,123 and $2,125,041 in fiscal 2003 and fiscal 2002, respectively)	34,458,986	29,354,614
Loss on disposition of property, plant and equipment, net	10,408	13,557
Depreciation and amortization	1,967,360	3,135,435

Total costs and expenses	117,668,687	104,214,529

OPERATING INCOME	5,625,767	4,450,612

OTHER INCOME (EXPENSE):
Interest expense	(7,033,251)	(6,567,931)
Other income, net — (including interest) (includes related party income of $387,484 and $29,102 in fiscal 2003 and fiscal 2002, respectively)	426,558	93,707

Other expense, net	(6,606,693)	(6,474,224)

LOSS BEFORE INCOME TAX BENEFIT	(980,926)	(2,023,612)

INCOME TAX BENEFIT	196,186	1,011,806

NET LOSS	$(784,740)	$(1,011,806)

See accompanying notes to unaudited consolidated financial statements.

RETAINED EARNINGS:
Balance at beginning of period	$2,768,845	$2,768,265
Net loss	(784,740)	(1,011,806)
Distributions by special purpose leasing entity	(1,009,196)	—

Balance at end of period	$974,909	$1,756,459

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(7.85)	$(.17)
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	5,781,480

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended

	August 31, 2002	September 1, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(784,740)	$(1,011,806)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,967,360	3,135,435
Amortization of deferred loan origination fees	339,420	263,810
Loss on disposition of property, plant and equipment, net	10,408	13,557
(Increase) decrease in other assets	35,717	(482,142)
Decrease in other long-term liabilities	(166,433)	(154,289)
Changes in operating assets and liabilities:
Receivables	(1,876,550)	(2,034,218)
Inventories	(9,852,094)	(3,916,016)
Refundable income taxes, prepaid expenses and other current assets	(1,938,712)	(1,153,443)
Trade accounts payable and other accrued liabilities	2,995,353	1,280,551

Total adjustments	(8,485,531)	(3,046,755)

Net cash used in operating activities	(9,270,271)	(4,058,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	43,000	1,000
Capital expenditures	(8,828,745)	(2,579,082)

Net cash used in investing activities	(8,785,745)	(2,578,082)

See accompanying notes to unaudited consolidated financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	16,249,527	4,867,915
Principal payments on long-term debt	(93,061)	(44,457)
Loan origination fees	(1,583,467)	—
Distributions by special purpose leasing entity	(1,009,196)	—

Net cash provided by financing activities	13,563,803	4,823,458

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,492,213)	(1,813,185)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,577,982	1,813,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,769	$—

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2002 and March 2, 2002, the results of operations for the thirteen weeks and twenty-six weeks ended August 31, 2002 and September 1, 2001, and the cash flows of the Company for the twenty-six weeks ended August 31, 2002 and September 1, 2001. Financial statements for the year-to-date period ended September 1, 2001 (“fiscal 2002”) have been reclassified, where applicable, to conform to financial statement presentation used for the year-to-date period ended August 31, 2002 (“fiscal 2003”). The thirteen week period ended August 31, 2002 is referred to as “second quarter 2003” and the thirteen week period ended September 1, 2001 is referred to as “second quarter 2002.”

     The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

     The results of interim operations for fiscal 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s March 2, 2002 audited consolidated financial statements and notes thereto.

2.      Inventories

     A summary of inventories, by major classifications, follows:

	August 31, 2002	March 2, 2002

Manufacturing supplies	$1,269,607	$1,199,647
Raw materials	4,957,506	4,975,188
Finished goods	27,477,836	17,678,020

Total	$33,704,949	$23,852,855

3.      Intangible Assets

     The Company adopted FASB Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective March 3, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. As a result, during first quarter 2002, the assembled work force with an amortized balance of $2,171,067 was reclassified as goodwill. In addition, the intangible asset established for trade name is deemed to have an indefinite life because the trade name is expected to generate cashflows indefinitely. Accordingly, amortization of both goodwill and tradename has been discontinued.

     As required by FAS 142, during second quarter 2002, the Company completed its first step transitional goodwill impairment test. The results of the first step transitional impairment test indicate that the revised goodwill amount of $29,019,571 may be impaired. Since the first step transitional test indicates that goodwill may be impaired, a second step transitional test is required to be completed by March 1, 2003. Any impairment loss resulting from the second step transitional impairment test would be recorded as a cumulative effect of a change in accounting principle effective March 3, 2002. Accordingly, the financial statements for interim quarters of fiscal 2003 would be restated for any such impairment loss. The reason for the potential impairment loss is the result of the change (effective March 3, 2002) in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, to the fair value approach which is stipulated in SFAS 142.

     As of August 31, 2002, the Company had the following acquired intangible assets recorded:

	August 31, 2002	August 31, 2002	August 31, 2002
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Goodwill	$33,571,687	$(4,552,116)	$29,019,571

Intangible assets with indefinite lives:
Trade name	$44,340,000	$(5,531,364)	$38,808,636

Total	$77,911,687	$(10,083,480)	$67,282,207

     As required by SFAS 142, the results for first and second quarters 2002 have not been restated. The table below presents the effect on net loss and loss per share as if SFAS 142 had been in effect for first and second quarters 2002:

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	August 31, 2002	September 1, 2001

Reported net loss	$(784,740)	$(1,011,806)
Add back:
Goodwill and tradename amortization (net of tax)	—	673,376

Adjusted net loss	$(784,740)	$(338,430)

Basic and diluted net loss per share:
Reported net loss	$(7.85)	$(.17)
Adjusted net loss	$(7.85)	$(.06)

4.      Long-Term Debt

     Effective May 29, 2002, the Company terminated its $25 million credit facility, and obtained a new five-year variable rate secured credit facility in an aggregate amount up to $50 million. The new facility includes a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. The collateral for the facility includes substantially all of the Company’s assets. As of August 31, 2002, the Company had borrowings under this new facility of $16.2 million and borrowing availability of approximately $3.6 million. As of September 1, 2001, the Company had borrowings under its former $25 million credit facility of $4.9 million and borrowing availability of approximately $18.1 million. In addition, at August 31, 2002 and September 1, 2001, the Company was in compliance with the financial covenants under each facility.

     The Company’s Chairman and Vice Chairman agreed to guarantee payment of the new $50 million facility in exchange for guarantee fees to be paid annually in advance, equal to 1.5% each of the amount committed for lending under the facility. During the fiscal quarter ended August 31, 2002, $750,000 was paid to each of the Company’s Chairman and Vice Chairman, and as of August 31, 2002, $187,500 each had been amortized.

5.      Common Stock

     On July 26, 2002, PF Management, Inc. closed its management buyout of the Company. This going-private transaction resulted in the exchange of each share of common stock owned by a person other than PF Management for the right to receive $2.50 in cash. There were 5,781,480 shares issued and outstanding immediately before the closing. Of that amount, 2,151,268 shares were owned by persons other than PF Management. After the closing, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 100,000 shares of Class A common stock as the only authorized class of capital stock of the Company. All 100,000 shares of authorized common stock have been issued to PF Management.

6.     Comprehensive Income

     Total comprehensive loss is comprised solely of the net loss in fiscal 2003 and fiscal 2002. Comprehensive loss was $671,138 and $251,171 for the second quarter 2003 and the second quarter 2002, respectively; and $784,740 and $1,011,806 for fiscal 2003 and fiscal 2002, respectively.

7.      Supplemental cash flow disclosures — cash paid (received) during the period

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	August 31, 2002	September 1, 2001

Interest	$6,710,719	$6,333,191

Income taxes net of	$	$
refunds received	(152,616)	(356,802)

8.      Recently Issued Accounting Guidance.

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

9.      Related Party Transactions

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% each by the Company’s Chairman and Vice Chairman. Under the agreement, PF Distribution will serve as an exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. In the second quarter 2003, distribution expense recorded in selling, general and administrative expense was approximately $6.1 million. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $12.0 million, of which approximately $11.7 million had been paid to PF Distribution as of August 31, 2002.

     All other related party transactions are consistent with those described at March 2, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2003 Compared to Second Quarter 2002

     Revenues, net. Net revenues increased by $3.7 million, or 6.4%. The increase in net revenues was primarily due to a significant new customer, to the introduction of new products and to an increase in demand in all core customer channels. Sales to the new customer significantly increased the Company’s microwavable sandwich sales. The significant new product line introduced was the Chop House burger line, marketed primarily to restaurants. This new line added significant volume to the lower margin customer channel.

     Cost of goods sold. Cost of goods sold increased by $2.5 million, or 6.6%. As a percentage of revenues, cost of goods sold increased from 66.5% to 66.6%. This increase primarily was due to a change in product mix to lower margin products, offset by a decrease in beef and pork raw material prices and improved production efficiencies. Production efficiencies, including favorable material usage, were realized through process improvements combined with an increase in production volume spread over a stable fixed overhead base.

     Selling, general and administrative. Selling, general and administrative expenses increased by $2.0 million, or 13.0%, primarily due to an increase in overhead costs to support the increase in sales volume. As a percentage of revenues, selling, general and administrative expenses increased from 26.0% to 27.6%.

     Depreciation and amortization. Depreciation and amortization expense decreased by $.6 million, or 37.0%, due primarily to the adoption of SFAS 142 in fiscal 2003 which discontinued amortization of goodwill and intangibles with indefinite lives.

     Other expense, net. The primary component of net other expense for second quarter 2003 and second quarter 2002 is interest expense. Interest expense consists primarily of interest on fixed rate long-term debt (see — “Liquidity and Capital Resources” below). Net other expense increased by $.1 million or 3.9% in fiscal year 2003.

     Income tax benefit. The effective tax rate for second quarter 2003 was 17.5% compared to 50% for second quarter 2002. The decrease in the effective tax rate is due primarily to the effects of permanent timing differences and compensation deduction limitations in fiscal 2002.

Fiscal 2003 Compared to Fiscal 2002

     Revenues, net. Net revenues increased by $14.6 million, or 13.5%. The increase in net revenues was primarily due to a significant new customer, to the introduction of new products and to an increase in demand in all core customer channels. Sales to the new customer significantly increased the Company’s microwavable sandwich sales. The significant new product line introduced was the Chop House burger line, marketed primarily to restaurants. This new line added significant volume to the lower margin customer channel.

     Cost of goods sold. Cost of goods sold increased by $9.5 million, or 13.3%. As a percentage of revenues, cost of goods sold decreased from 66.0% to 65.9%. This decrease primarily was due to a decrease in beef raw material prices and improved production efficiencies, offset by an increase in pork and chicken raw material prices and a by change in product mix to lower margin products. Production efficiencies, including favorable material usage, were realized through process improvements combined with an increase in production volume spread over a stable fixed overhead base.

     Selling, general and administrative. Selling, general and administrative expenses increased by $5.1 million, or 17.4%, primarily due to an increase in overhead costs to support the increase in sales volume. As a percentage of revenues, selling, general and administrative expenses increased from 27.0% to 27.9%.

     Depreciation and amortization. Depreciation and amortization expense decreased by $1.2 million, or 37.3%, due primarily to the adoption of SFAS 142 in fiscal 2003 which discontinued amortization of goodwill and intangibles with indefinite lives.

     Other expense, net. The primary component of net other expense for fiscal 2003 and fiscal 2002 is interest expense. Interest expense consists primarily of interest on fixed rate long-term debt (see -— “Liquidity and Capital Resources” below). Net other expense increased by $.1 million or 2%.

     Income tax benefit. The effective tax rate for fiscal 2003 was 20.0% compared to 50% for fiscal 2002. The decrease in the effective tax rate is due primarily to the effects of permanent timing differences and compensation deduction limitations in fiscal 2002.

     Liquidity and Capital Resources

     Net cash used in operating activities was $9.3 million for fiscal 2003, as compared to $4.1 million for fiscal 2002. The primary components of the change in net cash used in operating activities were 1) an increase in inventory of $9.9 million due to the seasonal building of inventories which normally occurs during the late spring and early summer to service market channels that require heavy shipments in late summer and early fall; 2) an increase in accounts payable and other accrued liabilities of $3.0 million; offset by 3) a decrease in amortization expense of $1.3 million due to the discontinuance of amortization of goodwill under FAS 142.

     Net cash used in investing activities was $8.8 million for fiscal 2003, compared to $2.6 million for fiscal 2002, due to an increase in capital expenditures for plant improvements and a plant expansion.

     Net cash provided by financing activities was $13.6 million for fiscal 2003, compared to net cash provided by financing activities of $4.8 million for fiscal 2002. The increase in cash provided by financing activities was due primarily to an increase in borrowings under the revolving credit facility of $11.4 million for fiscal 2003 compared to fiscal 2002, offset by loan origination fees of $1.6 million incurred in fiscal 2003 that did not occur in fiscal 2002 and special purpose entity member distributions of $1.0 million incurred in fiscal 2003 that did not occur in fiscal 2002.

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

     As of August 31, 2002, the Company had borrowings under this new facility of $16.2 million and borrowing availability of approximately $3.6 million. As of September 1, 2001, the Company had borrowings under its former $25 million credit facility of approximately $4.9 million and borrowing availability of approximately $18.1 million. In addition, at August 31, 2002 and September 1, 2001, the Company was in compliance with the financial covenants under each of the facilities.

     The Company has budgeted approximately $4.3 million for capital expenditures for the remainder of fiscal 2003. These expenditures are primarily devoted to a plant expansion in order to maintain the current revenue growth trend. Additional expenditures are designated for routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the $50 million credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

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

Logistics Agreement

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% each by the Company’s Chairman and Vice Chairman. Under the agreement, PF Distribution will serve as an exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services is based on flat rates per pound, which are calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In the second quarter 2003, distribution expense recorded in selling, general and administrative expense was approximately $6.1 million. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $12.0 million, of which approximately $11.7 million had been paid to PF Distribution as of August 31, 2002.

Seasonality

     Except for sales to school districts, which represent approximately 26% of total sales and which decline during the early spring and summer and early January, there is no significant seasonal variation in sales.

Management Buyout

     On July 26, 2002, the Company’s shareholders approved the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002 and the management buyout of the Company was completed on July 26, 2002. The Company is now a wholly-owned subsidiary of PF Management, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in its annual report for the fiscal year ended March 2, 2002, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at August 31, 2002 or March 2, 2002. Certain of the Company’s outstanding nonderivative financial instruments at August 31, 2002 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at August 31, 2002 have not changed materially since March 2, 2002. All long-term debt outstanding at August 31, 2002, comprised of $115.0 million of Senior Notes, $16.2 million of outstanding borrowings under the revolving credit facility and $5.8 million of obligation of special purpose entity, was accruing interest at fixed rates. In the future, should the Company borrow funds under its existing credit facility or other long-term financing sources, a rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.

Cautionary Statement As To Forward Looking Information

     Certain statements made in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include: substantial leverage and insufficient cash flow from operations; restrictions imposed by the Company’s debt instruments; management control; restriction of payment of dividends; competitive considerations; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies; dependence on key personnel and potential labor disruptions. Shareholder approval of the management buyout is not assured. The Company’s failure to close that transaction for any reason could have material adverse effects on the Company and the markets for its securities. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See the Index to Exhibits provided elsewhere in this report.

(b)	Reports on Form 8-K

The Company announced on July 26, 2002 the completion of a share exchange with PF Management, Inc. resulting in a management buyout of Pierre Foods, Inc.

(c)	Other Filings

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

Date: October 15, 2002	By:	/s/ Norbert E. Woodhams Norbert E. Woodhams President and Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2002	By:	/s/ Pamela M. Witters Pamela M. Witters Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Norbert E. Woodhams, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Pierre Foods, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Company’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Norbert E. Woodhams Norbert E. Woodhams President and Chief Executive Officer (Principal Executive Officer)

I, Pamela M. Witters, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Pierre Foods, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Company’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Pamela M. Witters Pamela M. Witters Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for its fiscal year ended February 27, 1998)

3.3	Articles of Restatement of Pierre Foods, Inc., dated July 30, 2002

4.1	Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2	Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3	Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.4	Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.5	Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.6	Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.7	Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.8	First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

4.9	Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.10	Third Supplemental Indenture dated as of October 8, 1999 between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

10.1	Guarantee Fee Agreement between the Company and James C. Richardson, dated as of May 23, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 1, 2002)

10.2	Guarantee Fee Agreement between the Company and David R. Clark, dated as of May 23, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 1, 2002)

10.3	Loan and Security Agreement by and among the Company and Foothill Capital Corporation, as Lender, dated as of May 29, 2002 (schedules omitted) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 1, 2002)

10.4	Amendment No. 1 to Amended and Restated Agreement and Plan of Share Exchange between the Company, PF Management, Inc., James C. Richardson, Jr. and David R. Clark, dated as of June 20, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 1, 2002)

10.5	Articles of Share Exchange Between PF Management, Inc. and Pierre Foods, Inc. dated July 26, 2002

10.6	Amended and Restated Bylaws of Pierre Foods, Inc., dated September 18, 2002

99.1	Risk Factors

99.2	Written Statement of Chief Executive Officer

99.3	Written Statement of Chief Financial Officer

     The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.