Form 10-Q
period 2002-11-30
PIERRE FOODS INC
filed 2003-01-14
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002

     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from __________________________ to __________________________

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

Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 13, 2003

Class A Common Stock	100,000

PIERRE FOODS, INC.

INDEX

Page No.

Part I. Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets - November 30, 2002 and March 2, 2002	3 - 4
Consolidated Statements of Operations and Retained Earnings - Thirteen Weeks Ended November 30, 2002 and Thirteen Weeks Ended December 1, 2001	5 – 6
Consolidated Statements of Operations and Retained Earnings - Thirty-nine Weeks Ended November 30, 2002 and Thirty-nine Weeks Ended December 1, 2001	7 – 8
Consolidated Statements of Cash Flows - Thirty-nine Weeks Ended November 30, 2002 and Thirty-nine Weeks Ended December 1, 2001	9 - 10
Notes to Consolidated Financial Statements	11 - 14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information:
Item 5 Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21
Certifications	22 - 23
Index to Exhibits	24 - 25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES______________________________________

Consolidated Balance Sheets

	(Unaudited)
	November 30, 2002	March 2, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$413,588	$4,577,982
Certificates of deposit of special purpose entity	1,240,000	1,240,000
Accounts receivable, net (includes related party receivables of $2,365,000 in fiscal 2003)	25,080,735	21,469,035
Inventories	27,515,429	23,852,855
Refundable income taxes	—	70,622
Deferred income taxes	2,349,617	2,349,617
Prepaid expenses and other current assets (includes related party prepaid of $750,000 in fiscal 2003)	2,866,379	1,624,161

Total current assets	59,465,748	55,184,272

PROPERTY, PLANT AND EQUIPMENT, NET	52,881,909	43,281,303

OTHER ASSETS:
Trade name, net	38,808,636	38,808,636
Goodwill, net	29,019,571	29,019,571
Note receivable – related party	993,247	993,247
Deferred loan origination fees, net	3,133,530	2,092,904
Other	387,281	440,931

Total other assets	72,342,265	71,355,289

Total Assets	$184,689,922	$169,820,864

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES______________________________________

	(Unaudited)
	November 30, 2002	March 2, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$356,743	$325,071
Trade accounts payable	6,180,358	4,972,870
Accrued interest	6,147,473	3,090,624
Accrued payroll and payroll taxes	6,031,301	6,077,062
Accrued promotions	2,439,527	1,473,954
Income taxes payable	1,024,746	—
Accrued taxes (other than income and payroll)	441,058	566,677
Other accrued liabilities (includes related party liabilities of $2,147,574 in fiscal 2003)	3,693,983	1,617,083

Total current liabilities	26,315,189	18,123,341

LONG-TERM DEBT, less current installments	121,575,001	115,047,605

OBLIGATION OF SPECIAL PURPOSE ENTITY	5,665,814	5,858,139

OTHER LONG-TERM LIABILITIES	780,997	1,032,696

DEFERRED INCOME TAXES	2,552,066	2,552,066

SHAREHOLDERS’ EQUITY:
Preferred stock – par value $.10, authorized 2,500,000 shares; no shares issued	—	—
Common stock – no par value, 100,000 shares authorized, issued and outstanding at November 30, 2002 and no par value, authorized 100,000,000 shares; issued and outstanding at March 2, 2002 –5,781,480 shares	5,781,480	5,781,480
Additional paid in capital	23,656,692	23,656,692
Retained earnings	3,362,683	2,768,845
Note receivable – related party	(5,000,000)	(5,000,000)

Total shareholders’ equity	27,800,855	27,207,017

Total Liabilities and Shareholders’ Equity	$184,689,922	$169,820,864

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES______________________________________

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Thirteen Weeks Ended

	November 30, 2002	December 1, 2001

REVENUES	$78,758,011	$68,021,456

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,203,822 and $53,296 in fiscal 2003 and fiscal 2002, respectively)	52,655,502	45,335,788
Selling, general and administrative expenses (includes related party transactions totaling $5,126,569 and $720,577 in fiscal 2003 and fiscal 2002, respectively)	18,148,871	16,084,493
(Gain) loss on disposition of property, plant and equipment, net	(5,492)	35,150
Depreciation and amortization	1,003,958	1,534,905

Total costs and expenses	71,802,839	62,990,336

OPERATING INCOME	6,955,172	5,031,120

OTHER INCOME (EXPENSE):
Interest expense	(3,587,361)	(3,277,375)
Other income, net — (including interest) (includes related party income of $1,061 and $14,551 in fiscal 2003 and 2002, respectively)	16,117	21,429

Other expense, net	(3,571,244)	(3,255,946)

INCOME BEFORE INCOME TAX BENEFIT	3,383,928	1,775,174
INCOME TAX PROVISION	(1,223,048)	(887,587)

NET INCOME	$2,160,880	$887,587

See accompanying notes to unaudited consolidated financial statements.

RETAINED EARNINGS:
Balance at beginning of period		$974,909		$1,756,459
Net income		2,160,880		887,587
Contributions by special purpose leasing entity		226,894		—

Balance at end of period		$3,362,683		$2,644,046

NET INCOME PER COMMON SHARE – BASIC AND	$		$
DILUTED		21.61		.15
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED		100,000		5,781,480

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES______________________________________

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Thirty-Nine Weeks Ended

	November 30, 2002	December 1, 2001

REVENUES	$202,052,465	$176,686,597

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $3,403,979 and $53,296 in fiscal 2003 and fiscal 2002, respectively)	133,887,435	117,046,711
Selling, general and administrative expenses (includes related party transactions totaling $17,874,692 and $2,845,618 in fiscal 2003 and fiscal 2002, respectively)	52,607,857	45,439,107
Loss on disposition of property, plant and equipment, net	4,916	48,707
Depreciation and amortization	2,971,318	4,670,340

Total costs and expenses	189,471,526	167,204,865

OPERATING INCOME	12,580,939	9,481,732

OTHER INCOME (EXPENSE):
Interest expense	(10,620,612)	(9,845,306)
Other income, net — (including interest) (includes related party income of $388,545 and $43,652 in fiscal 2003 and fiscal 2002, respectively)	442,675	115,136

Other expense, net	(10,177,937)	(9,730,170)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	2,403,002	(248,438)
INCOME TAX (PROVISION) BENEFIT	(1,026,862)	124,219

NET INCOME (LOSS)	$1,376,140	$(124,219)

See accompanying notes to unaudited consolidated financial statements.

RETAINED EARNINGS:
Balance at beginning of period	$2,768,845	$2,768,265
Net income (loss)	1,376,140	(124,219)
Distributions by special purpose leasing entity	(782,302)	—

Balance at end of period	$3,362,683	$2,644,046

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND
DILUTED	$.44	$(.02)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	3,128,730	5,781,480

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES______________________________________

Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended

	November 30, 2002	December 1, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,376,140	$(124,219)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,971,318	4,670,340
Amortization of deferred loan origination fees	542,841	396,026
Loss on disposition of property, plant and equipment, net	4,916	48,707
(Increase) decrease in other assets	53,650	(458,791)
Decrease in other long-term liabilities	(251,699)	(233,653)
Changes in operating assets and liabilities:
Receivables	(3,611,700)	(1,223,854)
Inventories	(3,662,574)	418,744
Refundable income taxes, prepaid expenses and other current assets	(1,171,596)	(252,407)
Trade accounts payable and other accrued liabilities	8,160,176	3,200,212

Total adjustments	3,035,332	6,565,324

Net cash provided by operating activities	4,411,472	6,441,105

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	83,000	1,000
Capital expenditures	(12,659,840)	(3,603,504)

Net cash used in investing activities	(12,576,840)	(3,602,504)

See accompanying notes to unaudited consolidated financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	6,559,134	—
Principal payments on long-term debt	(192,391)	(58,067)
Loan origination fees	(1,583,467)	—
Distributions by special purpose leasing entity	(782,302)	—

Net cash provided (used in) by financing activities	4,000,974	(58,067)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,164,394)	2,780,534
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,577,982	1,813,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$413,588	$4,593,719

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES______________________________________

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 2002 and March 2, 2002, the results of operations for the thirteen weeks and thirty-nine weeks ended November 30, 2002 and December 1, 2001, and the cash flows of the Company for the thirty-nine weeks ended November 30, 2002 and December 1, 2001. Financial statements for the year-to-date period ended December 1, 2001 (“fiscal 2002”) have been reclassified, where applicable, to conform to financial statement presentation used for the year-to-date period ended November 30, 2002 (“fiscal 2003”). The thirteen week period ended November 30, 2002 is referred to as “third quarter 2003” and the thirteen week period ended December 1, 2001 is referred to as “third quarter 2002.”

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

2. Inventories

     A summary of inventories, by major classifications, follows:

	November 30, 2002	March 2, 2002

Manufacturing supplies	$1,273,940	$1,199,647
Raw materials	5,500,503	4,975,188
Finished goods	20,740,986	17,678,020

Total	$27,515,429	$23,852,855

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

     As of November 30, 2002, the Company had the following acquired intangible assets recorded:

	November 30, 2002	November 30, 2002	November 30, 2002
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Goodwill	$33,571,687	$(4,552,116)	$29,019,571

Intangible assets with indefinite lives:
Trade name	$44,340,000	$(5,531,364)	$38,808,636

Total	$77,911,687	$(10,083,480)	$67,828,207

     As required by SFAS 142, the results for first, second and third quarters 2002 have not been restated. The table below presents the effect on net loss and loss per share as if SFAS 142 had been in effect for first, second and third quarters 2002:

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	November 30, 2002	December 1, 2001

Reported net income (loss)
Add back:	$1,376,140	$(124,219)
Goodwill and tradename amortization (net of tax)	—	1,010,064

Adjusted net income	$1,376,140	$885,845

Basic and diluted net income (loss) per share:
Reported net income (loss)	$13.76	$(.02)
Adjusted net income	$13.76	$.15

4. Long-Term Debt

     Effective May 29, 2002, the Company terminated its $25 million credit facility, and obtained a new five-year variable rate secured credit facility in an aggregate amount up to $50 million. The new facility includes a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. The collateral for the facility includes substantially all of the Company’s assets. As of November 30, 2002, the Company had borrowings under this new facility of $6.6 million and borrowing availability of approximately $8.6 million. As of December 1, 2001, the Company had no borrowings under its former $25 million credit facility and borrowing availability of approximately $20.9 million. In addition, at November 30, 2002 and December 1, 2001, the Company was in compliance with the financial covenants under each facility. (see —Item 5 “Other Information”)

     The Company’s Chairman and Vice Chairman agreed to guarantee payment of the new $50 million facility in exchange for guarantee fees to be paid annually in advance, equal to 1.5% each of the amount committed for lending under the facility. During the fiscal period ended November 30, 2002, $750,000 was paid to each of the Company’s Chairman and Vice Chairman, and as of November 30, 2002, $375,000 each had been amortized.

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

6. Comprehensive Income

     Total comprehensive income (loss) is comprised solely of net income (loss) in fiscal 2003 and fiscal 2002. Comprehensive income (loss) was $2,160,880 and $887,587 for the third quarter 2003 and the third quarter 2002, respectively; and $1,376,140 and $(124,219) for fiscal 2003 and fiscal 2002, respectively.

7. Supplemental cash flow disclosures — cash paid (received) during the period

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	November 30, 2002	December 1, 2001

Interest	$7,020,922	$6,393,473

Income taxes net of refunds received	$(68,506)	$(327,554)

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

9. Related Party Transactions

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% each by the Company’s Chairman and Vice Chairman. Under the agreement, PF Distribution will serve as an exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. In the third quarter 2003, distribution expense recorded in selling, general and administrative expense was approximately $4.7 million. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $16.9 million, of which approximately $16.0 million had been paid to PF Distribution as of November 30, 2002.

     All other related party transactions are consistent with those described at March 2, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2003 Compared to Third Quarter 2002

     Revenues, net. Net revenues increased by $10.7 million, or 15.8%. The increase in net revenues was primarily due to the substantial development of new customers, to the introduction of a new sandwich line within the foodservice distribution channel, and to increased revenues in existing product lines.

     Cost of goods sold. Cost of goods sold increased by $7.3 million, or 16.1%. As a percentage of revenues, cost of goods sold increased from 66.6% to 66.9%. This increase primarily was due to a change in product mix to lower margin products and unfavorable insurance and utilities expense, offset by a decrease in beef raw material prices. Production efficiencies remained consistent with third quarter 2002, as did the cost of labor.

     Selling, general and administrative. Selling, general and administrative expenses increased by $2.1 million, or 12.8%, primarily due to an increase in costs to support the increase in sales volume. As a percentage of revenues, selling, general and administrative expenses decreased from 23.6% to 23.0%.

     Depreciation and amortization. Depreciation and amortization expense decreased by $0.5 million, or 34.6%, due primarily to the adoption of SFAS 142 in fiscal 2003 which discontinued amortization of goodwill and intangibles with indefinite lives.

     Other expense, net. The primary component of net other expense for third quarter 2003 and third quarter 2002 is interest expense. Interest expense consists primarily of interest on fixed rate long-term debt (see -— “Liquidity and Capital Resources” below). Net other expense increased by $0.3 million or 9.7% in fiscal year 2003.

     Income taxes. The effective tax rate for third quarter 2003 was 36.1% compared to 50.0% for third quarter 2002. The decrease in the effective tax rate is due primarily to the effects of permanent timing differences and compensation deduction limitations in fiscal 2002.

Fiscal 2003 Compared to Fiscal 2002

     Revenues, net. Net revenues increased by $25.4 million, or 14.4%. The increase in net revenues was primarily due to the substantial development of new customers, to the introduction of a new sandwich line within the foodservice distribution channel, and to increased revenues in existing product lines.

     Cost of goods sold. Cost of goods sold increased by $16.8 million, or 14.4%. As a percentage of revenues, cost of goods sold increased from 66.2% to 66.3%. This increase primarily was due to a change in product mix to lower margin products and unfavorable insurance and utilities expense, offset by a decrease in beef raw material prices. The cost of labor for fiscal 2003 was consistent with fiscal 2002.

     Selling, general and administrative. Selling, general and administrative expenses increased by $7.2 million, or 15.8%, primarily due to an increase in costs to support the increase in sales volume. As a percentage of revenues, selling, general and administrative expenses increased from 25.7% to 26.0%.

     Depreciation and amortization. Depreciation and amortization expense decreased by $1.7 million, or 36.4%, due primarily to the adoption of SFAS 142 in fiscal 2003 which discontinued amortization of goodwill and intangibles with indefinite lives.

     Other expense, net. The primary component of net other expense for fiscal 2003 and fiscal 2002 is interest expense. Interest expense consists primarily of interest on fixed rate long-term debt (see -— “Liquidity and Capital Resources” below). Net other expense increased by $0.4 million or 4.6%.

     Income taxes. The effective tax rate for fiscal 2003 was 42.7% compared to 50.0% for fiscal 2002. The decrease in the effective tax rate is due primarily to the effects of permanent timing differences and compensation deduction limitations in fiscal 2002.

Liquidity and Capital Resources

     Net cash provided by operating activities was $4.4 million for fiscal 2003, as compared to $6.4 million for fiscal 2002. The primary components of the change in net cash provided by operating activities were 1) an increase in inventory of $3.7 million due to the seasonal building of inventories; 2) an increase in accounts receivable of $3.6 million; and 3) an increase in refundable income taxes, prepaid expenses and other current assets of $1.2 million; offset by 4) an increase in accounts payable and other accrued liabilities of $5.1 million; 5) an increase in accrued interest of $3.1 million; and 6) a decrease in depreciation and amortization expense of $1.7 million primarily due to the discontinuance of amortization of goodwill under FAS 142.

     Net cash used in investing activities was $12.6 million for fiscal 2003, compared to $3.6 million for fiscal 2002, due to an increase in capital expenditures for plant improvements and a plant expansion.

     Net cash provided by financing activities was $4.0 million for fiscal 2003, compared to net cash used in financing activities of $0.1 million for fiscal 2002. The increase in cash provided by financing activities was due primarily to an increase in borrowings under the revolving credit facility of $6.6 million for fiscal 2003 compared to fiscal 2002, offset by loan origination fees of $1.6 million incurred in fiscal 2003 that did not occur in fiscal 2002 and special purpose entity member distributions of $0.8 million incurred in fiscal 2003 that did not occur in fiscal 2002.

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

     As of November 30, 2002, the Company had borrowings under this new facility of $6.6 million and borrowing availability of approximately $8.6 million. As of December 1, 2001, the Company had no borrowings under its former $25 million credit facility and borrowing availability of approximately $20.9 million. In addition, at November 30, 2002 and December 1, 2001, the Company was in compliance with the financial covenants under each of the facilities. (see —Item 5 “Other Information”)

     The Company has budgeted approximately $0.6 million for capital expenditures for the remainder of fiscal 2003. These expenditures are primarily for routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the $50 million credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

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

Logistics Agreement

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% each by the Company’s Chairman and Vice Chairman. Under the agreement, PF Distribution will serve as an exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services is based on flat rates per pound, which are calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In the third quarter 2003, distribution expense recorded in selling, general and administrative expense was approximately $4.7 million. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $16.9 million, of which approximately $16.0 million had been paid to PF Distribution as of November 30, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in its annual report for the fiscal year ended March 2, 2002, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at November 30, 2002 or March 2, 2002. Certain of the Company’s outstanding nonderivative financial instruments at November 30, 2002 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at November 30, 2002 have not changed materially since March 2, 2002. Of the long-term debt outstanding at November 30, 2002, the $115.0 million of Senior Notes accrued interest at a fixed rate, while the $6.6 million of outstanding borrowings under the revolving credit facility and the $5.7 million of obligation of special purpose entity accrued interest at variable rates. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during fiscal 2003 would have decreased net income for that period by approximately $40,000.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On November 6, 2002, the Company received a notice of default from Cede & Co., a nominee for the Depository Trust Company (“DTC”), as the recordholder for the beneficial owners of $50,480,000 million in principal amount of the Company’s 10-3/4% Senior Notes due 2006 (the “Notes”). This notice alleged that the Company was in non-financial default of the Indenture governing the Notes. The Company disagrees that it has violated any Indenture covenants.

     On November 21, 2002, the Company received a letter from its lender, Foothill Capital Corporation (“Foothill”), stating that the Company was in technical default of its Loan and Security Agreement with Foothill due to the alleged default under the Indenture. However, Foothill has continued to provide funds to the Company under the Agreement, including providing the Company with the funds necessary to make the interest payment due to the Noteholders under the Indenture on December 2, 2002.

     On or about December 27, 2002, the Company received an acceleration notice given by DTC on behalf of the beneficial owners of $44,980,000 million in principal amount of the Notes. This notice said that the due date of the Notes was being accelerated based on the Company’s failure to cure the alleged defaults described in the November 6 letter. On December 31, 2002, the Company sent a letter to all Noteholders, in care of U.S. Bank, N.A., the Indenture trustee (the “Trustee”), reiterating its position that the Company had violated no Indenture covenants and that there was therefore no basis for accelerating the Notes.

     On January 6, 2003, the Company received a letter from counsel to the Trustee requesting instructions from the Company with respect to action the Trustee should take in light of the alleged default under the Indenture, and has asked the Company to provide information in response to the alleged default. The Company expects to provide this information to the Trustee on or about the date of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
See the Index to Exhibits provided elsewhere in this report.
(b)	Reports on Form 8-K
None
(c)	Other Filings
None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

Date: January 14, 2003	By:	/s/ Norbert E. Woodhams Norbert E. Woodhams President and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2003	By:	/s/ Pamela M. Witters Pamela M. Witters Chief Financial Officer (Principal Financial Officer)

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ Pamela M. Witters Pamela M. Witters Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))
3.2	Amended and Restated Bylaws of Pierre Foods, Inc., dated September 18, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)
3.3	Articles of Restatement of Pierre Foods, Inc., dated July 30, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)
4.1	Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)
4.2	Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)
4.3	Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)
4.4	Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)
4.5	Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)
4.6	Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)
4.7	Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)
4.8	First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))
4.9	Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)
4.10	Third Supplemental Indenture dated as of October 8, 1999 between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)
10.1	Waiver and Release of Change in Control Agreement to the Company by David R. Clark, dated as of October 17, 2002
10.2	Waiver and Release of Change in Control Agreement to the Company by James C. Richardson, Jr., dated as of October 21, 2002

Exhibit No.	Description

99.1	Risk Factors
99.2	Written Statement of Chief Executive Officer
99.3	Written Statement of Chief Financial Officer

     The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.