Form 10-K
period 2003-03-01
PIERRE FOODS INC
filed 2004-03-09
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 1, 2003

Commission File Number—0-7277

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter (August 31, 2002) was $0.00.

     The number of shares of Pierre Foods, Inc. Common Stock outstanding as of May 20, 2003 was 100,000. The aggregate market value of Pierre Foods, Inc. Common Stock held by non-affiliates of Pierre Foods, Inc. as of May 20, 2003 was $0.00.

i

PART I

Item 1. Description of Business

General Development of Business

     Pierre Foods, Inc. (the “Company” or “Pierre Foods”) is a producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the foodservice market. The Company’s predecessor was founded as a North Carolina corporation in 1966 to own and operate restaurants. The Company’s food processing business was originally developed to support its restaurants, but grew independently to become its principal business. In recognition of this fact, in May 1998, the Company, then known as “WSMP, Inc.,” changed its name to “Fresh Foods, Inc.” In June 1998, the Company consummated the purchase of substantially all of the business in Cincinnati, Ohio, and a portion of the business in Caryville, Tennessee (collectively, “Pierre Cincinnati”), conducted by the Pierre Foods Division of Hudson Foods, Inc. (“Hudson”), a subsidiary of Tyson Foods, Inc. (“Tyson”). Pierre Cincinnati was a value-added food processor selling principally to the foodservice and packaged foods markets. In September 1998, the Company implemented a tax-exempt reorganization of its corporate structure. The reorganization established Fresh Foods, Inc. as a holding company, consolidated 32 subsidiaries into 12 subsidiaries and separated the Company’s food processing and restaurant businesses. In July 1999, the Company sold its ham curing business, and in October 1999, the Company disposed of its restaurant segment. The Company now operates solely in the food processing business, its sole segment. In December 1999, the Company implemented another tax-exempt reorganization of its corporate structure to further streamline its operations into one subsidiary. In July 2000, the Company, then known as “Fresh Foods, Inc.,” changed its name to “Pierre Foods, Inc.”

     In this document, unless the context otherwise requires, the term “Company” refers to Pierre Foods, Inc. and its current and former subsidiaries. The Company’s fiscal year ended March 3, 2001 is referred to as “fiscal 2001,” its fiscal year ended March 2, 2002 is referred to as “fiscal 2002,” and its fiscal year ended March 1, 2003 is referred to as “fiscal 2003.”

Narrative Description of the Business

     The Company produces a wide variety of fully-cooked beef, chicken and pork products, hand-held convenience sandwiches and value-added bakery products. The Company’s current product line consists of over 1,000 stock keeping units (“SKUs”). At its Cincinnati facility, the Company produces specialty beef, chicken and pork products that are typically custom-developed to meet specific customer requirements. The Company also offers proprietary product development, special ingredients and recipes as well as custom packaging and marketing programs to its customers. The Company’s bakery and sandwich assembly plant is located at the Company’s Claremont, North Carolina facility. The Company’s primary markets and distribution channels include national restaurant chains, primary and secondary schools, vending, convenience stores, warehouse clubs and other niche foodservice and packaged foods markets.

The following table sets forth the Company’s net revenue and percent of revenue contributed during the past three fiscal years by its various product channels and classes:

	Revenues by Source
	Fiscal 2003		Fiscal 2002		Fiscal 2001

	Net Revenues	%	Net Revenues	%	Net Revenues	%

	(in millions)		(in millions)		(in millions)
Food Processing:
Fully-Cooked Protein Products	$149.3	54.0	$139.7	57.4	$111.2	54.6
Microwaveable Sandwiches	119.1	43.1	95.8	39.4	85.2	41.9
Bakery and Other Products	7.9	2.9	7.8	3.2	7.1	3.5

Total Food Processing	$276.3	100.0	$243.3	100.0	$203.5	100.0

Sales and Marketing

     The Company’s team of sales and marketing professionals has significant experience in the Company’s markets for fully-cooked protein and bakery products and microwaveable sandwiches. The sales, marketing and new product development functions are organized predominantly by distribution channel. In addition to its direct sales force, the Company utilizes a nationwide network of over 80 independent food brokers, all of whom are compensated primarily by payment of sales commissions.

     The Company’s marketing strategy includes distributor and consumer promotions, trade promotions, advertising and participation in trade shows and exhibitions. The Company participates in numerous conferences and is a member of 18 national industry organizations. Company representatives serve on the boards of a number of industry organizations, including the American Meat Institute, the American School Food Service Association (Executive Board), the American Commodity Distribution Association, the National Food Service Management Institute Governing Board, the American Dietetic Association, the School Nutrition Dietary Practice Group and the National Association of Convenience Stores.

Raw Materials

     The primary materials used in the food processing operations include boneless chicken, beef and pork trim, flour, yeast, seasonings, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under seven day payment terms. Historically, raw material costs have remained stable and any price increases have generally been passed on to the customer. The Company does not hedge in the futures markets.

     The Company purchases all of its raw materials from outside sources. The Company does not depend on a single source for any significant item except for, as requested by a customer, the utilization of a single source raw material supplier for production specific to that customer. The single source supplier allows for consistent supply and competitive pricing for the Company. Furthermore, the Company believes that its sources of supply for raw materials are adequate for its present needs and does not anticipate any difficulty in acquiring such materials in the future.

Trademarks and Licensing

     The Company markets food products under a variety of brand names, including Pierre and DesignTM, Pierre Pizza ParlorTM, Pierre Main Street DinerTM, Pierre SelectTM, Fast Bites®, Fast Choice®, Rib-B-Q®, Hot ‘n Ready®, Big AZ®, Chop House®, Deli Breaks™ and Mom ‘n’ Pop’s® brand. The Company regards its trademarks and service marks as having significant value in marketing its food products. Pursuant to licenses acquired, the Company began producing and marketing microwaveable Checkers, Krystal, Rally’s, Tony Roma’s and Nathan’s Famous sandwiches through its existing distribution channels. The term of each such license is subject to renewal and satisfaction of sales volume requirements. The Company has national distribution rights for Rally’s, Krystal and Checkers for vending, as well as distribution rights for Tony Roma’s and Nathan’s Famous products.

Seasonality

     Except for sales to school districts, which represent approximately 21% of total sales and which decline significantly during summer and early January, there is no seasonal variation in the Company’s sales.

Competition

     The food production business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting spending habits and other demographic factors. In sales of meat products, the Company faces strong price competition from a variety of large meat processing concerns, including Tyson, ConAgra, Zartic, Inc. and Advance Food Company, and from smaller local and regional operations. In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country. The sandwich industry is extremely fragmented, with few large direct competitors but low barriers to entry and indirect competition in the form of numerous other products. The Company’s competitors in the sandwich industry include Market Fare Foods, Bridgford Foods Corp., Jimmy Dean Foods and E.A. Sween.

Research and Development

     The Company employs seven food technologists in the product and process development department. Ongoing food production research and development activities include development of new products, improvement of existing products and refinement of food production processes. These activities resulted in the launch of approximately 143 new SKUs in fiscal 2003. Over 27% of fiscal 2003 food processing sales were related to products developed in the last two years, based on the Company’s definition of a new product. In fiscal 2003, 2002 and 2001, the Company spent approximately $649,000, $373,000 and $465,000, respectively, on product development programs.

Government Regulation

     The food production industry is subject to extensive federal, state and local government regulation. The Company’s food processing facilities and food products are subject to frequent inspection by the United States Department of Agriculture (“USDA”), Food and Drug Administration (“FDA”) and other government authorities. In July 1996, the USDA issued strict new policies against contamination by food-borne pathogens and established the Hazard Analysis and Critical Control Points (“HACCP”) system. The Company is in compliance with all FDA or USDA regulations, including HACCP standards.

     The Company’s operations are governed by laws and regulations relating to workplace safety and worker health that, among other things, establish noise standards and regulate the use of hazardous chemicals in the workplace. The Company also is subject to numerous federal, state and local environmental laws. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its facilities and the land on which its facilities are or had been situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. The Company does not believe that compliance with environmental laws will have a substantial material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries.

     The Company’s operations are subject to licensing and regulation by a number of state and local governmental authorities, which include health, safety, sanitation, building and fire agencies. Operating costs are affected by increases in costs of providing health care benefits, the minimum hourly wage, unemployment tax rates, sales taxes and other similar matters over which the Company may have no control. The Company is subject to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

Employees

     As of March 1, 2003, the Company employed approximately 1,600 persons. The Company has experienced no work stoppage attributed to labor disputes and considers its employee relations to be good.

Item 2. Properties

     Principal Offices. The Company’s main office is located in the facility it owns in Cincinnati, Ohio. The Company also leases 6,000 square feet of executive office space in Hickory, North Carolina from an affiliated party for $116,000 per year at terms no less favorable than those which could be obtained from an unaffiliated third party.

     Food Processing Plants. The Company produces its fully-cooked meat products, packaged sandwiches and specialty bread products at facilities it owns in Cincinnati, Ohio and Claremont, North Carolina. The Cincinnati facility occupies buildings totaling approximately 225,000 square feet, following a 25,000 square foot building expansion during fiscal 2003. The Claremont facility occupies buildings totaling approximately 150,000 square feet. The Company also owns and uses a 23,000 square foot building in Claremont, North Carolina for additional office space.

     The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company nevertheless engages periodically in construction and other capital improvement projects as the Company believes is necessary to expand and improve the efficiency of its facilities.

Item 3. Legal Proceedings

     Pierre Foods and its subsidiaries are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     On July 26, 2002, PF Management, Inc. closed its management buyout of the Company. This going-private transaction resulted in the Company becoming a wholly-owned subsidiary of PF Management; accordingly, there is no public trading market for the Company’s common stock. The Company had 5,781,480 shares of common stock issued and outstanding and 2,500,000 shares of preferred stock authorized, none of which were outstanding, immediately before the closing. After the closing, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 100,000 shares of Class A common stock as the only authorized class of capital stock of the Company. All 100,000 shares of authorized common stock have been issued to PF Management. All per share amounts and outstanding shares have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the transaction. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

     The Company did not declare a cash dividend during fiscal 2003 or fiscal 2002. The Company’s debt instruments restrict its ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the Company’s consolidated financial statements and supplementary data. Regardless of the scope of such restrictions, the Company’s policy is to reinvest any earnings rather than pay dividends.

Item 6. Selected Financial Data

     The following selected historical financial information has been derived from audited consolidated financial statements of the Company. Such financial information should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and the other financial information contained elsewhere herein. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and supplementary data.

	Fiscal Years Ended

	March 1,	March 2,	March 3,	March 4,	March 6,
	2003	2002	2001	2000	1999

	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$276,339	$243,278	$203,475	$179,415	$150,455
Cost of goods sold	184,092	160,781	133,385	115,968	101,356
Selling, general and administrative	71,352	62,399	55,752	59,193	33,673
Loss on sale of Mom ‘n’ Pop’s Country Ham, LLC	—	—	—	2,857	—
Net (gain) loss on disposition of property, plant and equipment	89	84	27	(22)	1,004
Depreciation and amortization	4,125	6,438	6,238	5,662	4,902

Operating income (loss)	16,681	13,576	8,073	(4,243)	9,520
Interest expense	14,228	13,206	13,334	14,986	12,332
Other income, net	447	364	281	169	409
Income tax benefit (provision)	(1,122)	(733)	767	4,825	613

Income (loss) from continuing operations	1,778	1	(4,213)	(14,235)	(1,790)
Income from discontinued operations (2)	—	—	—	2,828	4,285
Gain on disposal of discontinued operations (2)	—	—	—	6,802	—
Extraordinary item (1)	—	—	(455)	(52)	(64)
Cumulative effect of accounting change (3)	(18,605)	—	—	—	—

Net income (loss)	$(16,827)	$1	$(4,668)	$(4,657)	$2,431

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED:
Income (loss) from continuing operations	$17.78	$0.01	$(42.13)	$(142.35)	$(17.90)
Income from discontinued operations	—	—	—	28.28	42.85
Gain on disposal of discontinued operations	—	—	—	68.02	—
Extraordinary item	—	—	(4.55)	(0.52)	(0.64)
Cumulative effect of accounting change	(186.05)	—	—	—	—

Net income (loss)	$(168.27)	$0.01	$(46.68)	$(46.57)	$24.31

OTHER DATA:
Capital expenditures	$16,216	$5,994	$2,764	$5,488	$15,479
BALANCE SHEET DATA:
Working capital	$40,716	$37,061	$35,890	$36,403	$27,126
Total assets	168,781	169,821	160,308	164,727	216,989
Total debt	136,348	121,231	115,165	115,479	146,940
Shareholders’ equity	8,998	27,207	26,867	31,533	41,152

(1)	Reflects an extraordinary loss from early extinguishment of debt in the amount of $455 in fiscal 2001, $52 in fiscal 2000 and $64 in fiscal 1999.

(2)	Reflects income from discontinued operations in the amount of $2,828 and $4,285 in fiscal 2000 and fiscal 1999, respectively. In addition, reflects gain from disposal of discontinued operations of $6,802 in fiscal 2000. See Note 1 – Basis of Presentation, Acquisition and Discontinued Operations to the consolidated financial statements.

(3)	Reflects a loss due to a cumulative effect of accounting change in the amount of $18,605 in fiscal 2003. See Note 2– Summary of Significant Accounting Policies— to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include those items discussed in Exhibit 99.1 hereto. The risks discussed in Exhibit 99.1 may not be exhaustive, and new risk factors emerge over time. Readers should not place undue reliance on the predictive value of forward-looking statements.

Results of Operations

     Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks. The results for fiscal 2003, 2002 and 2001 contain 52 weeks.

     Results for fiscal 2003, 2002 and 2001 are shown below:

	Fiscal Years Ended

	March 1,	March 2,	March 3,
	2003	2002	2001

	(in millions)
Revenues, net	$276.3	$243.3	$203.5
Cost of goods sold	184.1	160.8	133.4
Selling, general and administrative	71.3	62.4	55.8
Net loss on disposition of property, plant and equipment	0.1	0.1	—
Depreciation and amortization	4.1	6.4	6.2

Operating income	16.7	13.6	8.1
Interest and other expense, net	(13.8)	(12.9)	(13.1)

Income (loss) before income tax, extraordinary item and cumulative effect of accounting change	2.9	0.7	(5.0)
Income tax (provision) benefit	(1.1)	(0.7)	0.8

Income (loss) before extraordinary item and cumulative effect of accounting change	1.8	—	(4.2)
Extraordinary item	—	—	(0.5)
Cumulative effect of accounting change	(18.6)	—	—

Net income (loss)	$(16.8)	$—	$(4.7)

Fiscal 2003 Compared to Fiscal 2002

     Revenues, net. Net revenues increased by $33.1 million, or 13.6%. The increase in net revenues was primarily due to the substantial development of new customers, to the introduction of a new sandwich line within the foodservice distribution channel and to increased revenues in existing product lines. Of all core customer channels, which include restaurants, schools, vending and convenience stores, the restaurant channel had the greatest increase in demand.

     Cost of goods sold. Cost of goods sold increased by $23.3 million, or 14.5%. As a percentage of revenues, cost of goods sold increased from 66.3% to 66.8%. This increase primarily was due to a change in product mix to lower margin products and unfavorable insurance and utilities expense, offset by a decrease in the prices of beef, pork and chicken, the Company’s primary raw materials. In fiscal 2003, beef, pork and chicken prices decreased approximately 9%, 34% and 6%, respectively, compared to fiscal 2002. The cost of labor for fiscal 2003 was consistent with fiscal 2002.

     Selling, general and administrative. Selling, general and administrative expenses increased by $9.0 million, or 14.3%, primarily due to an increase in overhead costs to support the increased sales volume. As a percentage of revenues, selling, general and administrative expenses increased from 25.4% to 25.6%.

     Depreciation and amortization. Depreciation and amortization decreased by $2.3 million, or 35.9%, primarily due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) in fiscal 2003, which discontinued amortization of goodwill and intangibles with indefinite lives, offset by depreciation related to an increase in capital expenditures due to a significant plant expansion. As a percentage of net operating revenues, depreciation and amortization decreased from 2.7% to 1.5%.

     Interest expense and other income. The primary component of interest expense and other income, net for fiscal 2003 and fiscal 2002 was interest expense, which consists primarily of interest on fixed rate long-term debt. Net other expense increased by $0.9 million, or 7.3%. This increase primarily was due to a change in the credit facility and increased borrowings under that facility (see – “Liquidity and Capital Resources” below).

     Income tax benefit. The effective tax rate for fiscal 2003 was 38.7% compared to 99.9% for fiscal 2002. The decrease in the effective tax rate is primarily due to the limitation on the deductibility of executive compensation in fiscal 2002, combined with the effects of permanent differences in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

     Revenues, net. Net revenues increased by $39.8 million, or 19.6%. The increase in net revenues was due to the introduction of new products and to an increase in demand in all core customer channels. The significant new product line introduced was the Chop House® burger line, marketed primarily to restaurants. This new line added significant volume to the lower margin customer channel. Of all core customer channels, which include restaurants, schools, vending and convenience stores, the restaurant channel had the greatest increase in demand.

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

     Selling, general and administrative. Selling, general and administrative expenses increased by $6.6 million, or 11.9%, primarily due to an increase in overhead costs to support the increase in sales volume. As a percentage of revenues, selling, general and administrative expenses decreased from 27.4% to 25.7%, primarily due to cost reduction initiatives in distribution, including freight and storage consolidation programs implemented in fiscal 2002.

     Depreciation and amortization. Depreciation and amortization increased by $0.2 million, or 3.2%, due to the increase in capital expenditures. As a percentage of net revenues, depreciation and amortization decreased from 3.1% to 2.7%.

     Interest expense and other income, net. The primary component of interest expense and other income, net for fiscal 2002 and fiscal 2001 was interest expense. Interest expense consists primarily of interest on fixed rate long-term debt, and decreased from $13.3 million to $13.2 million.

     Income tax (provision)/benefit. The effective tax rate for fiscal 2002 was 99.9% compared to 15.4% for fiscal 2001. The increase in the effective tax rate is due primarily to the limitation on the deductibility of executive compensation, combined with the effects of permanent differences.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates. Such differences could be material to the financial statements.

     The Company believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company’s application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

     The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its financial statements.

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

     Goodwill and Other Intangible Assets. During fiscal 2002 and prior years, Goodwill and other intangible assets were being amortized using the straight line method over a 30 year period. The carrying value of goodwill and other intangible assets was evaluated periodically as events and circumstances indicate a possible inability to recover its carrying amount. Amortization expense recognized for the fiscal years ended March 2, 2002 and March 3, 2001 was $2,693,499 for each year.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets,” which was effective for the fiscal year beginning March 3, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon the Company’s adoption of SFAS 142 on March 3, 2002, the Company ceased amortizing goodwill and indefinite-lived intangibles. Also effective March 3, 2002, the Company reclassified assembled workforce to goodwill.

     As prescribed under SFAS 142, the Company tested goodwill for impairment during fiscal 2003 using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the entity with its net asset value (or carrying amount), including goodwill. If the fair value of the entity exceeds its net asset value, goodwill of the entity is considered not impaired and the second step of the goodwill impairment test is not needed. If the net asset value of the entity exceeds the fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the entity’s goodwill with the carrying amount of that goodwill. If the carrying amount of the entity’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent to recognizing an impairment loss, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Reversal of a previously recognized impairment loss is prohibited.

     During fiscal 2003, upon adoption of SFAS 142, the Company utilized a valuation technique based on market values of publicly-traded equity, as adjusted, plus publicly-owned subordinated notes, which were determined in conjunction with the Management Buyout in fiscal 2003 (See Note 1 – Basis of Presentation, Acquisition and Discontinued Operations for discussion on Management Buyout). The Company’s analysis showed that the carrying value of the goodwill exceeded its fair value, requiring the Company to determine the implied fair value of its goodwill. Upon completion of that analysis, management determined that the entire net carrying value of its goodwill was impaired. The carrying amount, $29,019,571, net of the related effect on income taxes, $10,415,037, was written-off by the Company and reported as the Cumulative Effect of an Accounting Change, net of income taxes in the statement of operations. See Note 2 –Summary of Significant Accounting Policies – for further discussion.

     Promotions. Promotional expenses associated with rebates, marketing promotions and special pricing arrangements are recorded as a reduction of revenues or selling expense at the time the sale is recorded. Certain of these expenses are estimated based on historical trends and expected future payments to be made under these programs. The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s liability under the programs.

     Going Concern Assumption. Significant assumptions underlie the belief that the Company anticipates that its fiscal 2004 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its new $40 million credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant capital requirements of the Company.

Liquidity and Capital Resources

     Net cash provided by operating activities was $0.04 million for fiscal 2003, compared to net cash provided by operating activities of $9.9 million and $2.1 million for fiscal 2002 and fiscal 2001, respectively. The primary causes of the decrease in net cash provided by operating activities for fiscal 2003 were: (1) an increase in inventories of $8.7 million; (2) an increase in accounts receivable of $2.2 million and (3) an increase in refundable income taxes, prepaid expenses and other assets of $1.7 million; offset by (4) an increase in trade accounts payable and other accrued liabilities of $4.9 million. The increase in net cash provided by operating activities from fiscal 2001 to fiscal 2002 was primarily due to the increase in operating income of $5.5 million. The primary components of net cash provided by operating activities for fiscal 2002 were: (1) a decrease in inventories of $3.0 million and (2) an increase in trade accounts payable and other accrued liabilities of $2.4 million; offset by (3) an increase in accounts receivable of $3.3 million. The Company had positive working capital at March 1, 2003 and March 2, 2002 of $40.7 million and $37.1 million, respectively.

     Net cash used in investing activities was $16.1 million for fiscal 2003. The primary components were routine capital expenditures and a significant plant expansion totaling $16.2 million. Net cash used in investing activities was $7.3 million for fiscal 2002. The primary component was routine capital expenditures totaling $6.0 million. Net cash used in investing activities was $2.5 million for fiscal 2001. The primary components were for routine capital expenditures totaling $2.5 million, offset by the collection of a related party note receivable of $0.2 million.

     Net cash provided by financing activities was $11.8 million for fiscal 2003, due to (1) increased borrowing under the revolving credit facility of $15.1 million; offset by (2) loan origination fees of $1.6 million incurred in fiscal 2003 that did not occur in fiscal 2002; (3) special purpose entity distributions of $1.4 incurred in fiscal 2003 that did not occur in fiscal 2002 and (4) principal payments on long-term debt of $0.3 million. Net cash provided by financing activities was $0.2 million for fiscal 2002, due to the capital contribution to the special purpose leasing entity (see Aircraft Operating Lease Agreement below), offset by principal payments on the Company’s capital leases and principal payments related to the obligation of the special purpose leasing entity. Net cash used in financing activities was $0.5 million for fiscal 2001. The major components were principal payments on the Company’s capital leases of $0.3 million and fees of $0.2 million associated with the Company’s $25 million revolving credit facility secured May 24, 2000.

     Effective May 29, 2002, the Company terminated its $25 million credit facility. Also, effective May 29, 2002, the Company obtained a five-year variable-rate $50 million revolving credit facility from a new lender, which included a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. At March 1, 2003, the Company had $0.3 million in cash and cash equivalents on hand, had outstanding borrowings under the revolving credit facility of $15.1 million, and had approximately $4.6 million of additional borrowing availability. Funds available under the Company’s credit facility were available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility carried interest at floating rates based upon the interest rate option selected from time to time by the Company and were secured by a first-priority security interest in substantially all of the Company’s assets. In addition, the Company was required to satisfy certain financial covenants regarding cash flow and capital expenditures. At March 1, 2003, the Company was in compliance with the financial covenants under the facility, but continued compliance will depend upon future cash flows and net income, which are not assured. In November 2002, the Company received a notice alleging that the Company was in violation of certain non-financial covenants within the Indenture governing its Senior Notes. The Company disagrees that it has violated any Indenture covenants. Following the allegation of default, the lender under the credit facility limited the Company’s ability to borrow under the credit facility. However, the lender continued to provide funds to the Company under the credit facility on a limited basis. See “Restructuring of Senior Notes” below for further discussion.

     Subsequent to fiscal 2003 year end, effective August 13, 2003, the Company terminated its five-year variable-rate $50 million revolving credit facility. Also effective August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from a new lender, which includes a $5 million real estate term loan subline, a $5 million equipment term loan subline and a $7.5 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new facility at August 13, 2003 was 5% (prime plus 1%). Borrowings under the new facility are due the earlier of ninety days prior to the redemption of the Senior Notes or August 13, 2006. Repayment is also required in the amount of the proceeds from the sale of any collateral. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     Fiscal 2003 net cash provided by operating activities was sufficient to provide necessary working capital and to service existing debt. These cash requirements were satisfied through a combination of funds provided by cash on hand at the end of fiscal 2002, net cash provided by operating activities during fiscal 2003, and borrowings under the former $50 million revolving credit facility. The Company anticipates that its fiscal 2004 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under the new $40 million revolving credit facility.

     The Company has budgeted approximately $15.9 million for capital expenditures in fiscal 2004. These expenditures are primarily devoted to a plant expansion in order to maintain the current revenue growth trend. Additional expenditures are designated for routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the new $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

     If the Company continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the new $40 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

     The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require future capital expansion projects to increase existing plant capacity in order to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.

     Special Purpose Entity. The Company leases an aircraft from Columbia Hill Aviation, LLC (“Columbia Hill Aviation”), owned 100% by PF Management. Columbia Hill Aviation is not a subsidiary of the Company; however, the Company considers Columbia Hill Aviation a non-independent special purpose entity. Accordingly, Columbia Hill Aviation’s financial condition, results of operations and cash flows have been included in the Company’s consolidated financial statements. Under the terms of the operating lease with Columbia Hill Aviation, and the financing agreements between Columbia Hill Aviation and its creditor, the Company does not maintain the legal rights of ownership to the aircraft, nor does Columbia Hill Aviation’s creditor maintain any legal recourse to the Company. See also “Restructuring of Senior Notes” below concerning the Company’s assumption, subsequent to March 1, 2003, of the airplane lease currently held by Columbia Hill Aviation.

     Logistics Agreement. Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% each by the Company’s Chairman and Vice Chairman. The agreement was amended on March 2, 2003 to provide for a continuous term. Under the agreement, PF Distribution serves as the exclusive logistics agent for the Company, and provides all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services is based on flat rates per pound, which are calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates are determined based on historical costs and industry standards. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $21.7 million, of which approximately $21.3 million had been paid to PF Distribution as of March 1, 2003. See also “Restructuring of Senior Notes” below concerning the termination, subsequent to March 1, 2003, of the logistics agreement with PF Distribution.

     Restructuring of Senior Notes. On November 6, 2002, the Company received a notice of default from Cede & Co., a nominee for the Depository Trust Company (“DTC”), as the recordholder for the beneficial owners of approximately $50.5 million in principal amount of the Company’s 10-3/4% Senior Notes due 2006 (the “Notes”). This notice alleged that the Company was in non-financial default of the Indenture governing the Notes. On November 21, 2002, the Company received a letter from Foothill Capital Corporation (“Foothill”), its lender at that time, stating that the Company was in technical default of its Loan and Security Agreement with Foothill due to the alleged default under the Indenture. However, Foothill continued to provide funds to the Company under the loan agreement, including providing the Company with the funds necessary to make the interest payment due to the Noteholders under the Indenture.

     On or about December 27, 2002, the Company received an acceleration notice given by DTC on behalf of the beneficial owners of approximately $45.0 million in principal amount of the Notes. This notice said that the due date of the Notes was being accelerated based on the Company’s failure to cure the alleged defaults described in the November 6 letter. On December 31, 2002, the Company sent a letter to all Noteholders, in care of U.S. Bank, National Association, the Indenture trustee (the “Trustee”), reiterating its position that the Company had violated no Indenture covenants and that there was therefore no basis for accelerating the Notes.

     On January 6, 2003, the Company received a letter from counsel to the Trustee requesting instructions from the Company with respect to action the Trustee should take in light of the alleged default under the Indenture, and asked the Company to provide information in response to the alleged default. The Company provided information in response to the alleged defaults. The Trustee subsequently requested additional information and the Company complied with that request. In reliance on two officers’ certificates from the Company, which the Trustee is entitled to rely on under the terms of the Indenture, that explained why the alleged covenant violations did not constitute an event of default, the Trustee took the position in February 2003 that no event of default had occurred under the Indenture.

     While the Company did not believe that it had violated the Indenture and therefore there was no basis for accelerating the Notes, in order to settle the dispute with certain noteholders, on August 1, 2003, the Company agreed in principle with a committee (the “Ad Hoc Committee”) representing holders of $53.2 million in principal amount of the Company’s Notes (approximately 46% of the outstanding Notes) to a restructuring of the Notes (the “Restructuring”). The Company and the Ad Hoc Committee subsequently engaged in negotiations regarding the terms of a Fourth Supplemental Indenture and other documents to effectuate the Restructuring. On January 30, 2004, the Company and the Ad Hoc Committee completed these negotiations and distributed consent solicitation materials to all noteholders of record on January 30, 2004.

     The Fourth Supplemental Indenture agreed upon by the Company and the Ad Hoc Committee and sent with the consent solicitation materials to the noteholders contained the following terms:

• an increase in the annual interest rate on the Notes to 12.25% through March 31, 2005, and 13.25% thereafter;

• a grant to the noteholders of liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s current credit facility with Fleet Capital Corporation (“Fleet”);

• a repurchase right allowing all of the noteholders to require the Company to repurchase their Notes at par plus accrued interest on March 31, 2005;

• the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Notes outstanding at the end of the Company’s fiscal years;

• the addition of restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions;

• the termination of all related party transactions, except for certain specifically-permitted transactions;

• the assumption by the Company of approximately $15.4 million of subordinated debt of PF Management;

• a requirement that the Company comply with certain corporate governance standards, appoint an independent director acceptable to the Company and the noteholders to its board and hire an independent auditor to monitor the Company’s compliance with the Indenture; and

• the payment of a cash consent fee payment (the “Consent Payment”) equal to 3% of the principal amount of Notes held by each noteholder that consented to the Restructuring.

     In consideration for the Restructuring, the Fourth Supplemental Indenture also provided that any and all existing defaults under the Indenture would be waived if holders of a majority in aggregate principal amount of the Notes approved the Restructuring. In addition, the consenting noteholders would waive any other claims they may have against the Company and its affiliates.

     The consent solicitation terminated at 5:00 P.M. Eastern time, on Monday, March 1, 2004. Consents of holders of $112.4 million in aggregate principal amount of the outstanding Notes, representing 97.74% of the outstanding Notes, consented to the Fourth Supplemental Indenture. In addition, the Company satisfied the other conditions to the closing of the Restructuring, as follows:

• paying the fees of the Ad Hoc Committee’s legal counsel and financial advisor;

• paying the fees of the Trustee and its legal counsel;

• obtaining executed Consents to Assignment and Assumption and Subordination from each creditor of PF Management whose debt was assumed by the Company;

• paying the Consent Payment to the Trustee (which payment will be disbursed by the Trustee to the noteholders who consented to the Restructuring); and

• delivering to the Trustee an officer’s certificate and an opinion of counsel concluding that all conditions precedent to the closing of the Restructuring and all covenants required under the Indenture had been satisfied.

     Accordingly, because consents of holders of a majority in aggregate principal amount of the Notes were received by the Company and the other conditions precedent to the closing of the Restructuring were satisfied, the Trustee and the Company executed the Fourth Supplemental Indenture on March 8, 2004 (the “Closing Date”). Concurrently with the execution of the Fourth Supplemental Indenture, the Company terminated all of its contracts with related parties, except the following related party relationships that are specifically permitted under the terms of the Fourth Supplemental Indenture:

• the Company will continue to compensate its directors and officers, subject to approval of such compensation by the Company’s board, including the independent director;

• the Company’s $5 million loan to Mr. James Richardson will remain outstanding until a Change of Control event (as defined in the Indenture) has occurred. Subject to the lien of Fleet, the note underlying this loan will be pledged to the Trustee as collateral for the Notes;

• the Company will continue to lease its Hickory, North Carolina office from a related party for aggregate annual rent payments of not more than $116,000; and

• the guarantees of value and validity of the collateral securing the Company’s credit facility with Fleet given by Messrs. James Richardson and David Clark will remain outstanding.

     As a result of the termination of all other related party transactions, subsequent to March 8, 2004, the Company will perform the purchasing and distribution services internally. Other related party services will be outsourced as necessary at comparable cost. In addition, certain executive compensation is limited, with provisions for bonuses based on EBITDA and cash payments made on the Senior Notes which could significantly increase the limitation.

     Also concurrently with the execution of the Fourth Supplemental Indenture, the Company assumed approximately $15.4 million of debt of PF Management and took title to an aircraft transferred from a related party subject to existing purchase money debt. Principal payments of the former PF Management debt will be $4.8 million during fiscal year 2005, $3.6 million during fiscal year 2006 and $7.0 million during fiscal year 2007.

     As noted above, the Fourth Supplemental Indenture contains a waiver of all defaults of the Indenture through the Closing Date (the “Default Waivers”). In accordance with the terms of the Indenture, the Default Waivers bind all holders of Notes regardless of whether a particular holder consented to the Fourth Supplemental Indenture. The waiver of all other claims the consenting noteholders have against the Company and its affiliates, however, does not bind the noteholders that did not consent to the Fourth Supplemental Indenture.

Commercial Commitments, Contingencies and Contractual Obligations

     The Company provided a secured letter of credit in the amount of $3,500,000 in fiscal 2003 and $1,500,000 in both fiscal 2002 and fiscal 2001 to its insurance carrier for the underwriting of certain performance bonds, which expires in fiscal 2004. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker’s compensation and general liability claims. Letters of credit for these claims totaled $125,000, $225,000 and $360,000 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. In addition, the Company provides secured letters of credit to a limited number of suppliers. Letters of credit for suppliers totaled $250,000 and $500,000 in fiscal 2003 and fiscal 2002, respectively.

     The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

	Commitments by Fiscal Year

					2008 and
	2004	2005	2006	2007	Thereafter	Total

Letters of Credit	$3,875,000	$—	$—	$—	$—	$3,875,000
Purchase Commitments for Capital Projects	3,729,986	—	—	—	—	3,729,986
Total	$7,604,986	$—	$—	$—	$—	$7,604,986

	Contractual Obligations by Fiscal Year

					2008 and
	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt	$—	$15,356,129	$115,000,000	$—	$—	$130,356,129
Capital Lease Obligations	79,611	21,875	9,170	—	—	110,656
Operating Lease Obligations	788,266	554,377	316,384	256,071	77,769	1,992,867
Consulting and Noncompete Agreements	334,901	358,504	—	—	—	693,405
Obligation of Special Purpose Entity	289,856	306,511	324,123	342,747	4,618,432	5,881,669

Total	$1,492,634	$16,597,396	$115,649,677	$598,818	$4,696,201	$139,034,726

     See Notes 14 and 17 to the Consolidated Financial Statements for a further discussion of commitments, contingencies and contractual obligations.

Inflation

     The Company believes that inflation has not had a material impact on its results of operations for fiscal 2003, fiscal 2002 or fiscal 2001. The Company does not expect inflation to have a material impact on its results of operations for fiscal 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 1, 2003, March 2, 2002 or March 3, 2001. Certain of the Company’s outstanding nonderivative financial instruments at March 1, 2003 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. There was no significant change in market risk from fiscal 2002 to fiscal 2003.

Interest Rate Risk

     The Company manages potential loss on long-term debt from changing interest rates by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at March 1, 2003 have not changed materially since March 2, 2002. Of the long-term debt outstanding at March 1, 2003, the $115.0 million of Senior Notes accrued interest at a fixed rate, while the $15.1 million of outstanding borrowings under the revolving credit facility and the $5.6 million obligation of Columbia Hill Aviation accrued interest at variable rates. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during fiscal 2003 would have decreased the Company’s income before the cumulative effect of an accounting change for that period by approximately $33,000.

     The following table summarizes the Company’s market risks associated with long-term debt outstanding at March 1, 2003. The table presents principal cash outflows and related interest rates by maturity date.

	March 1, 2003
	Expected Maturities in Fiscal Years
	Long-Term Debt

			Weighted Average
	Variable Rate	Fixed Rate	Interest Rate

2004	$79,611	$—	10.13%
2005	15,378,004	—	11.36%
2006	9,170	115,000,000	11.36%
2007	—	—	10.75%
Thereafter	—	—	8.23%

Total	$15,466,785	$115,000,000	10.75%

Fair Value	$15,466,785	$85,100,000	10.75%

Foreign Exchange Rate Risk

     The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada. The Company does not believe the foreign exchange rate risk on Canadian sales is material. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency. At March 1, 2003 and March 2, 2002, all trade receivables were denominated in US dollars.

Commodity Price Risk

     Certain raw materials used in food processing products are exposed to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The Company manages this risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. The Company’s primary commodity price exposures relate to beef, pork, poultry, soy and packaging materials used in food processing products. Subsequent to fiscal 2003 year end, the Company experienced a significant increase in the price of beef. The Company is managing the increase in beef prices by passing on cost increases to customers and by improving the formulation of beef products. At March 1, 2003, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company’s current positions with respect to such pricing exposures.

Fair Value of Financial Instruments

     The Company’s nonderivative financial instruments consist primarily of cash and cash equivalents, trade and note receivables, trade payables and long-term debt. The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See further discussion at Note 12 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

     The information required by this Item is set forth on pages F-1 through F-34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s President and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

     JAMES C. RICHARDSON, JR., CHAIRMAN, age 54, has been a director since 1987, and became Chairman of the Board of Directors on December 16, 1999. From 1993 until then he had served as Chief Executive Officer of the Company. From 1996 until becoming Chairman, he had served as Vice Chairman. Mr. Richardson has served the Company as an executive officer since 1987, including Executive Vice President from 1989 to 1993 and President from 1993 to 1996.

     DAVID R. CLARK, VICE CHAIRMAN, age 47, has been a director since 1996 and Vice Chairman since 1999. He joined the Company as its President and Chief Operating Officer in 1996 and held those positions until he became Vice Chairman. From 1994 to 1996, he served as Executive Vice President and Chief Operating Officer of Bank of Granite, located in Granite Falls, North Carolina.

     BOBBY G. HOLMAN, DIRECTOR, age 68, has been a director since 1994. He served as the Company’s Chief Financial Officer and Treasurer from 1994 until his retirement in 1997. During fiscal 2003, Mr. Holman was a member of the Audit and Special Committees of the Board of Directors, until those committees were disbanded in September 2002.

     WILLIAM R. McDONALD III, DIRECTOR, age 69, has been a director since 1991. From 1989 until his retirement in 1999, he was Branch Manager of American Pharmaceutical Services, a subsidiary of Mariner Post-Acute Network, or its predecessors. American Pharmaceutical Services provides pharmaceutical needs and prescription services to nursing homes. Mr. McDonald served as Mayor of the City of Hickory, North Carolina, an elective office he held from 1981 to December 2001. During fiscal 2003, he served on the Audit and Sensitive Transactions Committees of the Company’s Board of Directors, until those committees were disbanded in September 2002.

     BRUCE E. MEISNER, DIRECTOR, age 54, was elected to the Board of Directors by the Board itself on February 3, 2000 to fill the unexpired term of L. Dent Miller, who had resigned from the Board concurrent with his retirement from the Company. Mr. Meisner is the proprietor of Bruce E. Meisner Appraisal Company in Hickory, North Carolina, a company providing real estate appraisal services. During fiscal 2003, Mr. Meisner served on the Audit, Executive Compensation and Special Committees, until those committees were disbanded in September 2002.

     JOHN H. GRIGG, DIRECTOR, age 42, was elected to the Board of Directors on December 11, 2003 to fill the position of a new director following the expansion of the Board of Directors to six members. Mr. Grigg is the founder and President of LTA, LLC, a publishing and event business since 2001. From 1989 to 2000, he served as Partner and Managing Director of Bowles Hollowell Conner & Co. and First Union Capital Markets, investment banking firms.

     NORBERT E. WOODHAMS, PRESIDENT AND CHIEF EXECUTIVE OFFICER, age 58, became the Company’s President and Chief Executive Officer on December 16, 1999. Immediately prior to his election to those offices, Mr. Woodhams was President of Pierre Foods, LLC, the Company’s operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998. From 1994 to 1998, he served as President of Hudson Specialty Foods, a food processing division of Hudson. Upon the acquisition of Hudson by Tyson in January 1998, Mr. Woodhams became President of Pierre. Mr. Woodhams served as a director from 1998 to September 2002.

     PAMELA M. WITTERS, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY, age 47, became the Company’s Chief Financial Officer on December 16, 1999, and Senior Vice President on October 26, 2000. She served the Company as Vice President of Finance from 1998 to 1999. From 1994 to 1998, she worked with Deloitte & Touche LLP in Hickory, North Carolina.

     ROBERT C. NAYLOR, SENIOR VICE PRESIDENT OF SALES, age 52, became the Company’s Senior Vice President of Sales on December 16, 1999. Immediately prior, he was Senior Vice President of Sales of Pierre Foods, LLC, the Company’s operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998. From 1978 to 1998, he served in various sales positions for Pierre Cincinnati, including Vice President of Sales.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Until the completion of the management buyout of the Company on July 26, 2002, Section 16(a) of the Securities Exchange Act of 1934 required the Company’s directors and executive officers and persons who owned ten percent or more of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such persons were required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they filed. To the Company’s knowledge, based upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, no persons failed to make timely filings during the Company’s fiscal year ended March 1, 2003.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

     The following information relates to compensation paid by the Company to its Chief Executive Officer and each of the highly compensated Executive Officers (collectively, the “Named Executive Officers”).

							Long Term
							Compensation
		Annual Compensation					Option Awards
							(# of Shares	All Other
Name and	Fiscal	Salary		Bonus		Other	Underlying	Compensation
Principal Position	Year	($)		($)		($) (1)	Options)	($) (2)

James C. Richardson, Jr.	2003	$1,000,800		$1,615,000		$276,947	$0	$0
Chairman	2002	481,148	(3)	750,000	(4)	207,314	0	0
	2001	0	(3)	1,775,000	(4)	0	0	0
David R. Clark	2003	$1,000,800		$1,750,000		$0	$0	$3,200
Vice Chairman	2002	665,604	(5)	1,368,800		18,876	0	3,200
	2001	150,000	(5)	0		0	0	3,200
Norbert E. Woodhams President and	2003	$350,000		$678,563		$0	$0	$3,200
Chief Executive Officer	2002	307,693		324,771		0	0	3,200
	2001	300,000		0		0	0	3,200
Pamela M. Witters Chief Financial Officer,	2003	$210,000		$407,137		$0	$0 (6)	$3,200
Treasurer and Secretary	2002	184,669		201,426		0	0	3,200
	2001	152,500		20,000		0	25,000	3,200
Robert C. Naylor Senior Vice	2003	$220,000		$427,140		$0	$0 (7)	$1,040
President of Sales	2002	193,860		202,416		0	0	1,040
	2001	183,600		0		0	0	1,040

(1)	For fiscal 2003 and fiscal 2002, consists of the value of life insurance premiums. For all periods shown, company cars and certain other benefits are excluded, as such items did not exceed 10% of the individual’s annual salary and bonus.

(2)	Includes matching contributions made by the Company to the Company’s 401(k) plan.

(3)	For fiscal 2002, includes compensation by HERTH Management Inc. (“HERTH”) and subsequently PF Management through September 3, 2001, plus salary beginning September 3, 2001. For fiscal 2001, no salary was paid to Mr. Richardson, who was instead compensated solely by HERTH. The Company paid PF Management $967,500 in fiscal 2002, consisting of $325,000 under the management services agreement, $350,000 as a cancellation fee, and $150,000 as bonuses paid to Mr. Richardson. The Company paid HERTH $2,550,000 in fiscal 2001, consisting of $1,300,000 pursuant to the HERTH agreement and an additional $1,250,000 in the aggregate as bonuses paid to Mr. Richardson for his leadership on strategic initiatives. See “Certain Relationships and Related Party Transactions.”

(4)	For fiscal 2002, includes management performance bonuses of $600,000 paid directly to HERTH and management performance bonuses of $150,000 paid directly to PF Management. For fiscal 2001, includes management performance bonuses of $1,250,000 paid directly to HERTH, plus $525,000 paid directly to Mr. Richardson by the Company.

(5)	For fiscal 2002, excludes $100,000 and for fiscal 2001, excludes $200,000 paid by the Company and offset from amounts owing to HERTH. See “Employment Contracts and Change in Control Agreements” and “Certain Relationships and Related Party Transactions.”

(6)	Effective July 26, 2002, Ms. Witters received $12,500 in exchange for the cancellation of all outstanding options to purchase common stock that had been issued and were outstanding, including options not yet exercisable as of the date of cancellation.

(7)	Effective July 26, 2002, Mr. Naylor cancelled all outstanding options to purchase common stock that had been issued and were outstanding, including options not yet exercisable as well as options exercisable as of the date of cancellation. No value was received in connection with the cancellation of the options due to the excess of the exercise price of the options over the market value of the common stock.

AGGREGATED OPTION EXERCISES IN FISCAL 2003
AND FISCAL YEAR-END OPTION VALUES

     No options were exercised during fiscal 2003.

     All exercisable and unexercisable options were cancelled effective July 26, 2002, and all of the Company’s Employee Stock Option Plans were terminated. Ms. Witters received $12,500 in exchange for the cancellation of options. No value was received by any other option holder in connection with the cancellation of options due to the excess of the exercise price of the options over the market value of the common stock.

COMPENSATION OF DIRECTORS

     During fiscal 2003, from the beginning of the fiscal year through September 17, 2002, directors were paid $10,000 per Board meeting attended, $5,000 per Audit, Executive Compensation and Sensitive Transactions Committee meeting attended, and $2,500 per Special Committee meeting attended, except that directors who were employees of the Company received no payment for services as directors. Effective September 18, 2002, all committees were disbanded and directors were subsequently paid $5,000 per Board meeting attended.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

     On September 3, 2001, each of James C. Richardson, Jr., the Company’s Chairman, and David R. Clark, the Company’s Vice Chairman, executed an Employment Agreement with the Company for three years at an annual base salary of $1,000,800, which may be increased from time to time by the Board of Directors. The Company can also award bonuses to Mr. Richardson and Mr. Clark based upon other considerations. See “Executive Compensation.” Each of these employment agreements will be automatically extended for additional, successive one-year terms, unless the Company or the respective employee gives prior notice of termination. Should Mr. Richardson’s or Mr. Clark’s employment be terminated by the Company without cause, or by reason of death or disability, or should Mr. Richardson or Mr. Clark resign from employment for good reason, then the Company would be obligated to make a severance payment to him equal to the sum of his base salary as would be due in the aggregate for the remainder of the initial three-year term or the one-year renewal term then in effect, as the case may be, but which shall not be less than three months of his base salary then in effect.

     In the case of Mr. Clark, the Employment Agreement dated as of September 3, 2001 replaced the Employment Agreement between the Company and Mr. Clark dated June 30, 1996, as amended February 23, 1998 (the “superseded agreement”). As amended, the superseded agreement provided for an annual base salary of $350,000 and an annual bonus based on the Company’s financial performance. Under the superseded agreement, $200,000 of Mr. Clark’s base salary was paid by HERTH and $150,000 of his base salary was paid by the Company. See “Certain Relationships and Related Party Transactions.”

     On August 18, 1999, Norbert E. Woodhams, the Company’s President, Chief Executive Officer and Director, and the Company executed an Incentive Agreement, which provided for an annual salary of $250,000 and a periodic bonus under the Company’s executive bonus plan (the “Woodhams Incentive Agreement”). The Company also agreed to pay to Mr. Woodhams a “pay to stay bonus” in the amount of $800,000 (inclusive of a tax “gross up” amount) in the event that the Company enters into an agreement for the sale of the Company’s food processing operation or if Mr. Woodhams’ employment is terminated. Mr. Woodhams is also entitled to receive a transaction success bonus in the amount of $750,000 (inclusive of a tax “gross up” amount) and a severance payment of $532,099 (inclusive of a tax “gross up” amount) in the event that such sale is consummated or Mr. Woodhams’ employment is terminated. The Woodhams Incentive Agreement was amended on January 1, 2000 and December 31, 2001 to increase Mr. Woodhams annual salary to $300,000 and $350,000, respectively. The term of the Woodhams Incentive Agreement expires on June 8, 2004 and will be automatically extended from year to year unless the Company notifies Mr. Woodhams that it does not intend to extend the term.

     On December 31, 2001, each of Pamela M. Witters, the Company’s Chief Financial Officer, and Robert C. Naylor, the Company’s Senior Vice President of Sales, executed an Employment Agreement with the Company for three years. Ms. Witters’ agreement provides for an annual base salary of $210,000, and Mr. Naylor’s agreement provides for an annual base salary of $220,000, each of which may be increased from time to time by the Board of Directors. The Company can also award bonuses to Ms. Witters and Mr. Naylor based upon other considerations. See “Executive Compensation.” Each of these employment agreements will be automatically extended for additional successive one-year terms, unless the Company or the respective employee gives prior notice of termination. Should Ms. Witters’ or Mr. Naylor’s employment be terminated by the Company without cause, or by reason of death or disability, or should Ms. Witters or Mr. Naylor resign from employment for good reason, then the Company would be obligated to make a severance payment to that employee equal to the sum of his or her base salary as would be due in the aggregate for the remainder of the initial three-year term or the one-year renewal term then in effect, as the case may be, but which shall not be less than three months of his or her base salary then in effect. In the event of a change in control of the Company, Ms. Witters and Mr. Naylor shall be entitled to receive (a) three times the amount of base salary paid or payable by the Company to that employee for services rendered during the most recently completed fiscal year, plus (b) three times the amount of aggregate cash bonus paid or payable by the Company to that employee for services rendered during the most recently completed fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From the beginning of fiscal 2003 until September 2002 when the Executive Compensation Committee was disbanded, the committee consisted of Messrs. Howard, Lanier and Meisner, none of whom was an officer or employee of the Company or any of its subsidiaries during fiscal 2003. Messrs. Lanier and Meisner have never been officers of the Company or any of its subsidiaries. Mr. Howard served as Chairman of the Board of Directors from 1993 until Mr. Richardson became Chairman in 1999. Mr. Howard served as Executive Vice President of the Company from 1989 to 1993 and as Chief Financial Officer and Treasurer from 1989 to 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

     The following table shows, as of May 20, 2003, except as otherwise indicated, the holdings of Pierre Foods common stock by (1) the sole entity or persons known to us to be the beneficial owner of more than five percent of the outstanding shares, and (2) by all directors and executive officers as a group.

NAME AND	NUMBER OF SHARES	PERCENT OF
ADDRESS OF	OF COMMON STOCK	OUTSTANDING
BENEFICIAL OWNER	BENEFICIALLY OWNED (1)	COMMON STOCK

PF Management, Inc. (2) 361 Second Street, NW Hickory, NC 28601	100,000	100%
James C. Richardson, Jr. (3) P.O. Box 3967 Hickory, NC 28603	100,000	100%
David R. Clark (3) P.O. Box 3967 Hickory, NC 28603	100,000	100%
James M. Templeton (3) P.O. Box 1295 Claremont, NC 28610	100,000	100%
All directors and executive officers as a group (8 persons)	100,000	100%

(1)	The actual number of shares outstanding at May 20, 2003 was 100,000.

(2)	All of the shares owned by PF Management are also deemed to be beneficially owned by Messrs. Richardson, Clark, and Templeton, who are shareholders of PF Management.

(3)	Consists of 100,000 shares deemed to be owned beneficially through PF Management.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     As described in “Liquidity and Capital Resources – Restructuring of Senior Notes” above, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions. The following related party transactions are specifically permitted under the terms of the Fourth Supplemental Indenture:

• Columbia Hill Land Company, LLC., owned 50% by each of Messrs. Richardson and Clark, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $116,000 in fiscal 2003, $103,000 in fiscal 2002 and $103,000 in fiscal 2001. In addition, beginning in fiscal 2003, Columbia Hill Land leased a house to the Company on a month-to-month basis. Rents paid for the house totaled approximately $60,000 during fiscal 2003.

• Effective August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from Fleet Capital Corporation. Messrs. Richardson and Clark have provided guarantees of value and validity of the collateral securing this credit facility; they did not, however, guarantee payment of the facility, nor are they receiving guarantee fees (see further discussion in “Liquidity and Capital Resources”).

• On March 8, 2004 the Company took title to an aircraft that was transferred from Columbia Hill Aviation, LLC (“CHA”), owned 100% by PF Management, subject to existing purchase money debt. The aircraft was originally leased by the Company from CHA during the fourth quarter of fiscal 2002. Under the terms of the lease, the Company was obligated to make monthly payments of approximately $58,000 and paid approximately $170,000 under the lease during fiscal 2002. Under that arrangement, the Company was to maintain its own flight department and was responsible for all operating costs of the aircraft. Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement. Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability. Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew. On March 1, 2002, the Company paid CHA $943,000 as a refundable deposit under the lease agreement and $471,500 for the first quarterly lease payment. During fiscal 2003, the Company paid CHA approximately $3.2 million in lease payments. CHA was not a subsidiary of the Company; however, the Company considered CHA a non-independent special purpose leasing entity. Accordingly, CHA’s financial condition, results of operations and cash flows have been included in the Company’s consolidated financial statements included herein. Under the terms of the operating lease with CHA, and the financing agreements between CHA and its creditor, the Company did not maintain the legal rights of ownership to the aircraft, nor did CHA’s creditor maintain any legal recourse to the Company.

     Any related party transactions described below that were in effect at March 1, 2003 were subsequently terminated as of March 8, 2004 pursuant to the terms of the Fourth Supplemental Indenture. As a result of the termination of these related party transactions, subsequent to March 8, 2004, the Company will perform the purchasing and distribution services internally. Other related party services will be outsourced as necessary at comparable cost. In addition, certain executive compensation is limited, with provisions for bonuses based on EBITDA and cash payments made on the Senior Notes which could significantly increase the limitation.

     On April 9, 2002, the board of directors of Pierre Foods approved the payment of up to $2 million as a bonus to Mr. Richardson and up to $2 million as a bonus to Mr. Clark. During fiscal 2003, $1,615,000 was paid to Mr. Richardson and $1,750,000 was paid to Mr. Clark.

     Columbia Hill Management, Inc. (“Columbia Hill”), owned 50% by each of Messrs. Richardson and Clark, provides accounting, tax and administrative services to Pierre Foods, as well as professional services for the management of special projects. During fiscal 2002 and 2001, Columbia Hill Management also provided consulting services for development of new food service programs, and consulting services for assessment and development of alternative warehousing and distribution programs. Fees paid for these services were approximately $650,000 in fiscal 2003, $1,130,000 in fiscal 2002 and $860,000 in fiscal 2001.

     During fiscal 2003, 2002 and 2001, PF Management owed the Company as much as $993,247 pursuant to a promissory note payable on demand and bearing interest at the prime rate. PF Management is owned in part by Messrs. Richardson and Clark, who have unconditionally guaranteed repayment of the note. In April 2001, the note was assumed by PF Management, from Columbia Hill, LLC, who was owned in part by Messrs. Richardson and Clark.

     In fiscal 2002, the Company began to purchase services from Compass Outfitters, LLC (“Compass”), a company owned 45% by each of Messrs. Richardson and Clark that provides team-building opportunities for customers and employees. Amounts paid to Compass were approximately $530,000 in fiscal 2003 and $90,000 in fiscal 2002. During fiscal 2003, Messrs. Richardson and Clark each became 50% owners of Compass. Effective February 21, 2003, Messrs. Richardson and Clark sold their net assets in Compass to the Company for a total of $270,983. In exchange for the net assets, the Company issued notes in the amount of $135,491.46 to each of Messrs. Richardson and Clark. The notes are five-year notes, bearing interest at 6% per annum, with interest and principal due at maturity.

     During fiscal 2002, the Company began to purchase pork products from Mom ‘n’ Pop’s, LLC, a company owned 55% by Mr. Richardson. During fiscal 2003 and fiscal 2002, the Company paid Mom ‘n’ Pop’s, LLC approximately $190,000 and $150,000, respectively, for pork products.

     PF Purchasing, LLC (“PFP”), owned 50% by each of Messrs. Richardson and Clark, serves as the exclusive purchasing agent for the Company, pursuant to a three-year agreement that commenced September 3, 2001. Under the agreement, PFP makes an incentive payment of $100,000 per quarter to the Company in consideration of the opportunity to act as exclusive purchasing agent, and in exchange is entitled to receive all rebates or discounts receivable by Pierre Foods from suppliers and vendors for orders negotiated and placed by PFP. In fiscal 2003 and fiscal 2002, net fees paid to PFP were approximately $3,960,000 and $620,000, respectively.

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% by each of Messrs. Richardson and Clark. Under the agreement, PF Distribution will serve as the exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services is based on flat rates per pound, which are calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $21.7 million, of which approximately $21.3 million had been paid to PF Distribution as of March 1, 2003.

     Effective May 29, 2002, the Company terminated its $25 million credit facility with Fleet Capital. Also, effective May 29, 2002, the Company obtained a five-year variable-rate $50 million revolving credit facility from Foothill Capital Corporation, which included a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. Funds available under this facility were available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility were bearing interest at floating rates based upon the interest rate option selected from time to time by the Company and were secured by a first-priority security interest in substantially all of the Company’s assets. In addition, the Company was required to satisfy certain financial covenants regarding cash flow and capital expenditures. The collateral for the facility included substantially all of the Company’s assets. Messrs. Richardson and Clark guaranteed payment of the facility in exchange for guarantee fees. The Company paid such fees to each of Messrs. Richardson and Clark, annually in advance, equal to 1.5% of the amount committed for lending under the facility. In fiscal 2003, the Company paid each of Messrs. Richardson and Clark $750,000.

     Beginning April 25, 2001 and terminating September 3, 2001, PF Management provided management services to Pierre Foods, including strategic planning and direction of strategic alternatives, including the identification and pursuit of mergers, acquisitions, other investment opportunities (both within and beyond Pierre Foods industry) and divestitures; management of Pierre Foods’ relationships with investment bankers, securities broker-dealers, significant shareholders, note holders, banks, lawyers and accountants; facilitating meetings of the board of directors; and general oversight of Pierre Foods performance. PF Management provided the full time services of Messrs. Richardson and Clark to Pierre Foods. In exchange for these services, PF Management was entitled to $1,500,000 per year pursuant to a management services agreement. HERTH Management, Inc. previously provided these services to Pierre Foods, but assigned the management services agreement to PF Management as of April 25, 2001. The agreement was subsequently cancelled as of September 3, 2001. Upon termination of the agreement, Messrs. Richardson and Clark each entered into employment agreements with Pierre Foods.

     As of April 25, 2001, the shareholders of PF Management were Messrs. Richardson (52.9%), Clark (35.2%) and Templeton (11.9%). As of April 17, 2001, HERTH was owned only by Mr. Richardson and Gregory A. Edgell, a former affiliate of Pierre Foods. Prior to April 17, 2001, the shareholders of HERTH included Messrs. Richardson (22.0%), Templeton (11.0%) and Columbia Hill, LLC (45.0%), whose equity owners included Messrs. Clark (45.0%) and Richardson (40.0%).

     Pierre Foods paid PF Management $967,500 in fiscal 2002, consisting of $325,000 under the management services agreement, $350,000 as a cancellation fee, an additional $150,000 as bonuses paid to Mr. Richardson, and $142,500 as bonuses paid to Mr. Templeton. Pierre Foods paid HERTH $925,000 in fiscal 2002, consisting of $325,000 under the management services agreement and an additional $600,000 as bonuses paid to Mr. Richardson. Pierre Foods paid HERTH and its senior executives $3,075,000 in fiscal 2001, consisting of $1,300,000 under the management services agreement and an additional $1,775,000 as bonuses paid to Mr. Richardson. The management services agreement provided for $200,000 of Mr. Clark’s annual salary to be paid for by PF Management or HERTH, as applicable. In fiscal 2002, Pierre Foods paid $100,000 directly to Mr. Clark and reduced the amounts owed under the management services agreement accordingly. In addition, in fiscal 2002, Pierre Foods paid approximately $425,000 to PF Management for reimbursement of expenses incurred in connection with the exchange as required by the amended exchange agreement. In fiscal 2001, the Company paid $200,000 directly to Mr. Clark and reduced the $1,500,000 owed under the management services agreement.

     Atlantic Cold Storage of Mocksville, LLC (“ACS”), owned one-third each by Messrs. Richardson and Clark, plans to construct and finance a public cold storage warehouse which would lease space to the Company as well as to others. The proposed agreement with the Company is for 10 years and a minimum of 4,000 pallet positions to be leased as of the first date the facility is operational. The Company also agreed to pay $250,000 for specialized construction costs. During fiscal 2001, the Company paid $250,000 to ACS for the specialized construction costs.

     In fiscal 2002, the Company purchased general construction and maintenance services from Phoenix Building Systems, Inc. (“Phoenix”), a company owned 43% by Mr. Richardson, but in which Mr. Richardson has the right to receive 100% of the profits and losses of Phoenix on a pass-through basis. The amount paid to Phoenix by the Company during fiscal 2002 was approximately $140,000.

     All material transactions with affiliates of the Company were reviewed by the entire Board of Directors, where they were approved by a majority of the independent directors. The directors obtained and relied upon investment banking “fairness” opinions when considering these transactions to the extent required by the indenture governing the senior notes.

Item 14. Principal Accountant Fees and Services

     The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended March 1, 2003, and March 2, 2002, and for other services rendered by Deloitte & Touche LLP during those periods:

	Fiscal Years Ended

	March 1,	March 2,
	2003	2002

Audit Fees (1)	$295,650	$232,000
Tax Fees (2)	47,829	76,959
All Other Fees (3)	2,520	700

	$345,999	$309,659

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) Tax fees include all tax services relating to tax compliance, tax planning and reporting.

(3) All other fees consisted principally of services provided for consultation on accounting standards.

Policy on Board of Directors Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

     Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

            The Financial Statements listed in the accompanying Index on page F-1 are filed as a part of this Report.

       2.  Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or because the required information is provided in the consolidated financial statements or notes thereto.

       3.  Exhibits

             See Index to Exhibits below.

(b)  Reports On Form 8-K.

       None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pierre Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERRE FOODS, INC.

By:	/s/ DAVID R. CLARK

David R. Clark
Vice Chairman of the Board

Dated: March 9, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pierre Foods, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. RICHARDSON, JR. James C. Richardson, Jr.	Chairman of the Board	March 9, 2004

/s/ DAVID R. Clark David R. Clark	Vice Chairman of the Board	March 9, 2004

/s/ NORBERT E. WOODHAMS Norbert E. Woodhams	Chief Executive Officer and President (Principal Executive Officer)	March 9, 2004

/s/ PAMELA M. WITTERS Pamela M. Witters	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 9, 2004

/s/ BOBBY G. HOLMAN Bobby G. Holman	Director	March 9, 2004

/s/ BRUCE E. MEISNER Bruce E. Meisner	Director	March 9, 2004

/s/ WILLIAM R. MCDONALD III William R. McDonald III	Director	March 9, 2004

John H. Grigg	Director	March 9, 2004

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Restatement of Pierre Foods, Inc., dated July 30, 2002 incorporating Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

3.2	Amended and Restated Bylaws of Pierre Foods, Inc., dated September 18, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

3.3	Agreement and Restated Agreement and Plan of Share Exchange between Pierre Foods, Inc. and PF Management, Inc., dated as of December 20, 2001 (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement on Schedule 14A file on January 24, 2002)

3.4	Articles of Restatement of Pierre Foods, Inc., dated July 30, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

4.1	Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2	Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3	Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.4	Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.5	Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.6	Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.7	Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.8	First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

4.9	Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.10	Third Supplemental Indenture dated as of October 8, 1999 between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

Exhibit No.	Description

4.11	Fourth Supplemental Indenture dated as of March 8, 2004 between the Company and U.S. Bank National Association, Trustee

10.1	Incentive Agreement dated as of August 18, 1999 among the Company, Pierre Foods, LLC and Norbert E. Woodhams, together with First Amendment to Incentive Agreement dated as of January 1, 2000 (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.2	Assumption and Assignment Agreement dated as of April 17, 2001, between Columbia Hill, LLC and PF Management, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 3, 2001)

10.3	Cancellation and Assignment Agreement dated as of April 25, 2001, between David R. Clark, HERTH Management, Inc. and PF Management, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 3, 2001)

10.4	Cancellation and Termination on September 3, 2001, of Amended and Restated Management Services Agreement dated as of December 17, 1999, by and between Pierre Foods, Inc. and PF Management, Inc. (the successor by assignment from HERTH Management, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.5	Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and James C. Richardson, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.6	Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and David R. Clark (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.7	Purchasing Agent Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and PF Purchasing, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.8	Engagement Letter dated December 13, 2001, between PF Management, Inc. and William E. Simon & Sons, LLC (performance by PF Management, Inc. guaranteed by Pierre Foods, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.10	Employment Agreement dated as of December 31, 2001, between the Company and Pamela M. Witters (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.11	Employment Agreement dated as of December 31, 2001, between the Company and Robert C. Naylor (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.12	Non-Exclusive Aircraft Dry Lease dated as of March 1, 2002, between the Company and Columbia Hill Aviation, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.13	Logistics Agreement dated as of March 3, 2002, between the Company and PF Distribution, LLC (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.14	Guarantee Fee Agreement between the Company and James C. Richardson, dated as of May 23, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 1, 2002)

Exhibit No.	Description

10.15	Guarantee Fee Agreement between the Company and David R. Clark, dated as of May 23, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 1, 2002)

10.16	Loan and Security Agreement by and among the Company and Foothill Capital Corporation, as Lender, dated as of May 29, 2002 (schedules omitted) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 1, 2002)

10.17	Waiver and Release of Change in Control Agreement to the Company by David R. Clark, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended November 30, 2002)

10.18	Waiver and Release of Change in Control Agreement to the Company by James C. Richardson, Jr., dated as of October 21, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended November 30, 2002)

10.19	Amendment to Logistics Agreement dated as of March 2, 2003 to the Logistics Agreement dated as of March 3, 2002, between the Company and PF Distribution, LLC

10.20	Assignment and Assumption and Subordination Agreement dated as of March 8, 2004, between Pierre Foods, Inc. and PF Management, Inc.

10.21	Termination Agreement dated as of March 8, 2004, between Columbia Hill Aviation, LLC and Pierre Foods, Inc.

10.22	Termination Agreement dated as of March 8, 2004, between Pf Purchasing, LLC and Pierre Foods, Inc.

10.23	Termination Agreement dated as of March 8, 2004, between PF Distribution, LLC and Pierre Foods, Inc.

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Pierre Foods, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

32	Certifications Required Pursuant to 18 U.S.C. 1350 for the Chief Executive Officer and the Chief Financial Officer

99.1	Risk Factors

     The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.

INDEX TO FINANCIAL STATEMENTS

Page

PIERRE FOODS, INC.
INDEPENDENT AUDITORS’ REPORT	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of March 1, 2003 and March 2, 2002	F-3
Consolidated Statements of Operations for the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001	F-4
Consolidated Statements of Shareholders’ Equity for the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001	F-5
Consolidated Statements of Cash Flows for the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001	F-6
Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Pierre Foods, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Pierre Foods, Inc. and subsidiaries (the “Company”) as of March 1, 2003 and March 2, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 1, 2003 and March 2, 2002, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective March 3, 2002 the Company changed its method of accounting for goodwill.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 9, 2004

PIERRE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	March 1,	March 2,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,329	$4,577,982
Certificate of deposit of special purpose entity (Note 16)	1,240,000	1,240,000
Accounts receivable, net (Notes 3 and 7)	23,654,358	21,469,035
Inventories (Notes 4 and 7)	32,584,777	23,852,855
Refundable income taxes (Note 8)	165,829	70,622
Deferred income taxes (Note 8)	2,642,526	2,349,617
Prepaid expenses and other current assets (includes related party amounts of ($375,000 in fiscal 2003)	3,264,746	1,624,161

Total current assets	63,826,565	55,184,272
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 5, 9 and 16)	55,549,083	43,281,303

OTHER ASSETS:
Tradename, net (Note 6)	38,808,636	38,808,636
Goodwill, net (Note 6)	—	29,019,571
Note receivable-related party (Notes 3 and 16)	993,247	993,247
Deferred income taxes (Note 8)	6,283,871	—
Deferred loan origination fees, net	2,950,109	2,092,904
Other	369,500	440,931

Total other assets	49,405,363	71,355,289

Total Assets	$168,781,011	$169,820,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt (Note 7)	$369,467	$325,071
Trade accounts payable	9,422,256	4,972,870
Accrued payroll and payroll taxes	5,929,464	6,077,062
Accrued interest	3,056,662	3,090,624
Accrued promotions	2,280,788	1,943,479
Accrued taxes (other than income and payroll)	561,642	566,677
Other accrued liabilities (includes related party amounts of $425,330 in fiscal 2003)	1,490,086	1,147,558

Total current liabilities	23,110,365	18,123,341
LONG-TERM DEBT, less current installments (Note 7)	130,387,174	115,047,605
OBLIGATION OF SPECIAL PURPOSE ENTITY (Note 16)	5,591,813	5,858,139
OTHER LONG-TERM LIABILITIES (Note 16)	693,750	1,032,696
DEFERRED INCOME TAXES (Note 8)	—	2,552,066
COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)	—	—
SHAREHOLDERS’ EQUITY (Notes 1, 11 and 16):
Preferred stock — par value $0.10, authorized 2,500,000 shares, none issued	—	—
Common stock — no par value, authorized 100,000,000 shares; issued and outstanding March 2, 2002 - 5,781,480 shares	—	5,781,480
Common stock — Class A, 100,000 shares authorized, issued and outstanding at March 1, 2003	29,438,172	—
Additional paid in capital	—	23,656,692
Retained earnings (deficit)	(15,440,263)	2,768,845
Note receivable-related party	(5,000,000)	(5,000,000)

Total shareholders’ equity	8,997,909	27,207,017

Total Liabilities and Shareholders’ Equity	$168,781,011	$169,820,864

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended

	March 1,	March 2,	March 3,
	2003	2002	2001

REVENUES, NET (Note 13):	$276,338,823	$243,277,822	$203,475,325
COSTS AND EXPENSES:
Cost of goods sold (Note 16 - includes net related party transactions totaling $4,283,025 and $620,191 in fiscal 2003 and 2002, respectively)	184,091,572	160,781,388	133,384,944
Selling, general and administrative expenses (Notes 11 and 16 - includes related party transactions totaling $23,155,405, $3,943,452 and $4,199,591 in fiscal 2003, 2002 and 2001, respectively)	71,351,817	62,398,791	55,751,791
Net loss on disposition of property, plant and equipment	88,937	83,833	27,695
Depreciation and amortization	4,124,641	6,437,873	6,237,969

Total costs and expenses	259,656,967	229,701,885	195,402,399

OPERATING INCOME	16,681,856	13,575,937	8,072,926

OTHER INCOME (EXPENSE):
Interest expense (Note 16)	(14,228,220)	(13,206,634)	(13,334,022)
Other income, net (Note 16 - includes related party income totaling $371,610, $58,203 and $61,293 in fiscal 2003, 2002 and 2001, respectively)	446,825	364,237	281,600

Other expense, net	(13,781,395)	(12,842,397)	(13,052,422)

INCOME (LOSS) BEFORE INCOME TAX, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,900,461	733,540	(4,979,496)
INCOME TAX (PROVISION) BENEFIT (Note 8)	(1,122,478)	(732,960)	766,708

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,777,983	580	(4,212,788)
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT (net of income tax benefit of $258,303)	—	—	(455,238)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,777,983	580	(4,668,026)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of income tax benefit of $10,415,037)	(18,604,534)	—	—

NET INCOME (LOSS)	$(16,826,551)	$580	$(4,668,026)

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED
Income (loss) before extraordinary item and cumulative effect of accounting change	$17.78	$0.01	$(42.13)
Extraordinary loss from early extinguishment of debt	—	—	(4.55)
Cumulative effect of accounting change	(186.05)

Net income (loss) per common share — basic and diluted	$(168.27)	$0.01	$(46.68)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common	Additional	Retained	Receivable	Total
	Common	Stock	Paid in	Earnings	From	Shareholders’
	Stock	Class A	Capital	(Deficit)	Shareholder	Equity

BALANCE AT MARCH 4, 2000	$5,781,000	—	$23,315,881	$7,436,291	$(5,000,000)	$31,533,172
Net loss	—	—	—	(4,668,026)	—	(4,668,026)
Issuance of common stock	480	—	1,172	—	—	1,652

BALANCE AT MARCH 3, 2001	5,781,480	—	23,317,053	2,768,265	(5,000,000)	26,866,798
Net income	—	—	—	580	—	580
Capital Contributions to special purpose entity (Note 16)	—		339,639	—	—	339,639

BALANCE AT MARCH 2, 2002	5,781,480	—	23,656,692	2,768,845	(5,000,000)	27,207,017
Recapitalization	(5,781,480)	29,438,172	(23,656,692)	—	—	—
Net loss	—	—	—	(16,826,551)	—	(16,826,551)
Distributions of special purpose entity (Note 16)	—	—	—	(1,382,557)	—	(1,382,557)

BALANCE AT MARCH 1, 2003	$—	$29,438,172	$—	$(15,440,263)	$(5,000,000)	$8,997,909

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	March 1,	March 2,	March 3,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,826,551)	$580	$(4,668,026)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary loss on extinguishment of debt before income tax benefit	—	—	713,541
Cumulative effect of accounting change	18,604,534	—	—
Depreciation and amortization	4,124,641	6,437,873	6,237,969
Amortization of deferred loan origination fees	746,262	528,202	570,625
Deferred income taxes	1,286,191	806,004	199,672
Net loss on disposition of assets (net of writedowns)	88,937	83,833	27,695
(Increase) decrease in other assets	79,831	(440,931)	—
Decrease in other long-term liabilities	(338,946)	(314,535)	(291,235)
Other noncash adjustments	—	—	1,653
Changes in operating assets and liabilities providing (using) cash:
Receivables	(2,170,878)	(3,271,133)	(1,004,642)
Inventories	(8,731,922)	2,951,208	(1,778,642)
Refundable income taxes, prepaid expenses and other assets	(1,726,478)	630,899	1,302,056
Trade accounts payable and other accrued liabilities	4,906,862	2,440,434	769,300

Total adjustments	16,869,034	9,851,854	6,747,992

Net cash provided by operating activities	42,483	9,852,434	2,079,966

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets to others	83,000	1,000	60,300
(Increase) decrease in related party notes receivables (Note 16)	—	(58,203)	238,513
Capital expenditures to related parties (Note 16)	—	—	(250,000)
Capital expenditures — other	(16,216,292)	(5,994,017)	(2,514,050)
Certificate of deposit of special purpose entity	—	(1,240,000)	—

Net cash used in investing activities	(16,133,292)	(7,291,220)	(2,465,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	15,085,147	—	—
Principal payments on long-term debt (Note 16)	(311,967)	(134,107)	(314,433)
Loan origination fees	(1,603,467)	(1,949)	(188,575)
Capital contributions to (distributions of) special purpose entity (Note 16)	(1,382,557)	339,639	—

Net cash provided by (used in) financing activities	11,787,156	203,583	(503,008)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,303,653)	2,764,797	(888,279)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,577,982	1,813,185	2,701,464

CASH AND CASH EQUIVALENTS, END OF YEAR	$274,329	$4,577,982	$1,813,185

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, ACQUISITION AND DISCONTINUED OPERATIONS

     Description of Business. Pierre Foods, Inc. (the “Company” or “Pierre Foods,” formerly known as “Fresh Foods, Inc.” or “Fresh Foods”) is a vertically integrated producer and marketer of fully-cooked branded and private label protein and bakery products and microwaveable sandwiches for the domestic foodservice market. The Company sells its products through various distribution channels under Pierre and DesignTM, Pierre Pizza ParlorTM, Pierre Main Street DinerTM, Pierre SelectTM, Fast Bites®, Fast Choice®, Rib-B-Q®, Hot ‘n Ready®, Big AZ®, Chop House®, Deli Breaks™ and Mom ‘n’ Pop’s® brand names.

     Acquisition of Pierre Foods Division of Hudson Foods, Inc. On June 9, 1998, the Company purchased certain of the net operating assets of the Pierre Foods Division (“Pierre Cincinnati”) of Hudson Foods, Inc. (“Hudson”), a wholly owned subsidiary of Tyson Foods. The acquisition was accounted for using the purchase method of accounting. The purchase price, which totaled $119.3 million including capitalized transaction costs, was allocated to the net underlying assets based on their respective fair values. Excess purchase price over fair value of the underlying assets was allocated to goodwill, trade name and assembled work force and was being amortized on a straight-line basis over lives ranging from fifteen to thirty years until fiscal 2003, at which time, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), which requires, among other things, the discontinuance of goodwill amortization (Note 2).

     The purchase was financed by the issuance of $115 million of 10.75% Senior Notes due 2006 (the “Senior Notes”) and an initial borrowing under a five-year, $75 million, revolving bank credit facility. That $75 million facility was replaced in fiscal 2000 with a $25 million facility from a new lender. The $25 million facility was replaced in fiscal 2003 with a credit facility in an aggregate amount up to $50 million (Note 7).

     Management Buyout. On April 26, 2001, the Company signed a definitive exchange agreement documenting a management buyout proposal by PF Management. In July 2001, the Special Committee of the Board of Directors of the Company received a competing proposal from William E. Simon & Sons (“Simon”) and Triton Partners (“Triton”) in which Simon and Triton proposed to commence a tender offer to purchase the Company’s common stock for $2.50 per share, subject to certain conditions. The Special Committee was considering the Simon and Triton proposal in light of the exchange agreement and other factors when the Company was contacted in August 2001 by counsel to an Ad Hoc Committee of holders of the Company’s 10.75% Senior Notes due 2006 who stated that the members of the Ad Hoc Committee, collectively owning at least $90 million in aggregate principal amount of the Senior Notes, were interested in negotiating with the Company to restructure the Company’s debt and equity capital. The Special Committee and the Board of Directors decided that the Company should pursue these negotiations; however, when the Company and the Ad Hoc Committee were unable to agree on a mutually acceptable proposal, the Company terminated formal negotiations with the Ad Hoc Committee.

     On December 13, 2001, Simon entered into an agreement with PF Management, guaranteed by the Company, whereby Simon agreed to assist PF Management in completing the management buyout and possible subsequent restructurings of PF Management and the Company. Commensurate with the signing of this agreement, Simon withdrew its offer made in July 2001 with Triton. Following the signing of this agreement, PF Management and the Company entered into an amendment of the definitive exchange agreement. The amendment, dated December 20, 2001, provided for an increase in the exchange price to be paid in the management buyout from $1.21 to $2.50 per share.

     On June 25, 2002, a definitive proxy statement was filed with the Securities and Exchange Commission in connection with a special meeting of shareholders, at which the shareholders were asked to approve the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002.

     On July 26, 2002, the Company’s shareholders approved the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002 and the management buyout of the Company was completed on July 26, 2002. This going-private transaction resulted in the Company becoming a wholly-owned subsidiary of PF Management; accordingly, there is no public trading market for the Company’s common stock. The Company had 5,781,480 shares issued and outstanding immediately before the closing and 2,500,000 shares of preferred stock authorized, none of which were outstanding. After the closing, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 100,000 shares of Class A common stock as the only authorized class of capital stock of the Company. All 100,000 shares of authorized common stock have been issued to PF Management. All per share amounts have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the transaction.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include Pierre Foods, Inc. and subsidiaries, as well as the accounts of the special purpose leasing entity (see Note 16). All intercompany transactions have been eliminated.

     Fiscal Year. The Company reports the results of operations using a 52-53 week basis. Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks. Fiscal 2003, fiscal 2002 and fiscal 2001 represent 52 week periods.

     The Company’s fiscal year ended March 1, 2003 is referred to herein as “fiscal 2003,” its fiscal year ended March 2, 2002 is referred to herein as “fiscal 2002,” and its fiscal year ended March 3, 2001 is referred to herein as “fiscal 2001.”

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

     Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. Property under capital leases is amortized in accordance with the Company’s normal depreciation policy. Depreciation expense, along with amortization of intangible assets, is recorded as a separate line item in the consolidated statements of operations. Cost of goods sold and selling, general and administrative expenses exclude depreciation expense.

     The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis, and determined no impairment existed at March 1, 2003 or March 2, 2002.

     Goodwill and Other Intangible Assets. During fiscal 2002 and prior years, Goodwill and other intangible assets were being amortized using the straight line method over a 30 year period. The carrying value of goodwill and other intangible assets was evaluated periodically as events and circumstances indicated a possible inability to recover its carrying amount. Amortization expense recognized for the fiscal years ended March 2, 2002 and March 3, 2001 was $2,693,499 for each year.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets,” which was effective for the fiscal year beginning March 3, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon the Company’s adoption of SFAS 142 on March 3, 2002, the Company ceased amortizing goodwill and indefinite-lived intangibles. Also effective March 3, 2002, the Company reclassified the value assigned to its assembled workforce to goodwill.

     In adopting SFAS 142, the Company considered valuations based discounted cash flow models and on market values of publicly-traded equity, as adjusted, plus publicly-owned subordinated notes, which were determined in conjunction with the Management Buyout in fiscal 2003 (See Note 1 – Basis of Presentation, Acquisition and Discontinued Operations for discussion on Management Buyout). The Company’s analysis determined that the entire carrying amount of the goodwill balance at March 3, 2002 was impaired. The carrying amount, $29,019,571 was written-off as the Cumulative Effect of an Accounting Change, net of income taxes of $10,415,037, in the statement of operations.

     Prior to adopting SFAS 142, the Company had the following acquired intangible assets recorded as of March 2, 2002:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Goodwill	$33,571,687	$(4,552,116)	$29,019,571

Intangible assets with indefinite lives:
Trade name	$44,340,000	$(5,531,364)	$38,808,636

Total	$77,911,687	$(10,083,480)	$67,828,207

     As required by SFAS 142, the results for fiscal 2002 and fiscal 2001 have not been restated. The table below presents the effect on net income (loss) and income (loss) per share as if SFAS 142 had been in effect for fiscal 2002 and fiscal 2001:

	Fiscal	Fiscal	Fiscal
	Year Ended	Year Ended	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001

Reported net income (loss)	$(16,826,551)	$580	$(4,668,026)
Add back goodwill and tradename amortization (net of tax)	—	1,688,823	1,688,880

Adjusted net income (loss)	$(16,826,551)	$1,689,403	$(2,979,146)

Basic and diluted net
Income (loss) per share Reported net income (loss)	$(168.27)	$(0.01)	$(46.68)
Add back goodwill and tradename amortization (net of tax)	—	16.89	16.89

Adjusted net income (loss)	$(168.27)	$16.89	$(29.79)

     Deferred Loan Origination Fees. Deferred loan origination fees associated with the Company’s revolving credit facility and long-term debt are amortized based on the term of the respective agreements. This amortization expense is included in interest expense.

     Revenue Recognition. Revenue from sales of food processing products is recorded at the time title transfers. Standard shipping terms are FOB destination, therefore title passes at the time the product is delivered to the customer. Revenue is recognized as the net amount to be received after deductions for estimated discounts, product returns and other allowances.

     Promotions. Promotional expenses associated with rebates, marketing promotions and special pricing arrangements are recorded as a reduction of revenues at the time the sale is recorded, in accordance with Emerging Issues Task Force Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)”. Certain of these expenses are estimated based on expected future payments to be made under these programs. The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s liability.

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense for fiscal 2003, fiscal 2002 and fiscal 2001 was $652,927, $810,367 and $891,173, respectively.

     Research and Development. The Company expenses research and development costs as incurred. Research and development expense for fiscal 2003, fiscal 2002 and fiscal 2001 was $648,774, $372,797 and $464,594, respectively.

     Distribution Expense. The Company expenses distribution costs as incurred. These costs include warehousing, fulfillment and freight costs, and are included in selling, general and administrative expense. Distribution expense included in operations for fiscal 2003, fiscal 2002 and fiscal 2001 was $21,674,692, $17,828,859 and $18,219,688, respectively (See Note 16).

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

     Reclassifications. Financial statements for fiscal 2002 and fiscal 2001 have been reclassified, where applicable, to conform to the financial statement presentation used in fiscal 2003.

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

     New Accounting Pronouncements. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for the Company beginning March 2, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The Company does not believe that the adoption of SFAS 143 will have a material impact on its financial position and results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for the Company’s fiscal year beginning March 3, 2002. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 and determined that it had no material impact on its financial position and results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 recission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections which is effective for the Company’s fiscal year beginning March 2, 2003. Among the more important provisions of this statement are the requirements that gains and losses on the early retirement of debt are classified as extraordinary items only if such gains and losses meet the requirements of APB 30 — Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and the requirement that certain lease modifications that have economic effects similar to a sales-leaseback transaction to be accounted for as a sale-leaseback transaction. If this standard had been in effect for this fiscal year, the loss from early extinguishment of debt in fiscal 2001 would have been reclassified to other income (expense) and not classified as an extraordinary item. This statement will be followed for any future transactions.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”) — Accounting for Costs Associated with Exit or Disposal. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and nullifies Emerging Issues Task Force Issue No. (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The primary difference between this statement and EITF 94-3 is that SFAS 146 requires a liability for costs associated with exit or disposal activities to be recorded when incurred rather than when management commits to an exit plan. This statement is not expected to have an impact on the Company’s financial conditions and results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”) — “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that changes to the fair value based method of accounting for stock-based employee compensation and changes the disclosure requirements. This statement was effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 effective March 1, 2003. During fiscal 2003, effective with the management buyout discussed in Note 1, all stock option plans were terminated and all outstanding options were cancelled, however, the necessary disclosure requirements of SFAS 148 are presented in Note 1 of the Notes to Consolidated Financial Statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under Statement of Financial Accounting Standards No. 133. SFAS 149 is effective for all contracts entered into or modified after June 30, 2003. This Statement is not expected to have an impact on the Company’s financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), —“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain freestanding financial instruments to be reported as liabilities by their issuers. The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. This statement is not expected to have an impact on the Company’s financial statements.

     In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which expands the disclosures a guarantor is required to provide in its annual and interim financial statements regarding its obligations for certain guarantees. Disclosures are required to be included in financial statements issued after December 15, 2002 (see Note 7). FIN 45 also requires the guarantor to recognize a liability for the fair value of an obligation assumed for guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material impact on its financial position and results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses how to identify variable interest entities and the criteria that require a company to consolidate such entities in its financial statements. As originally issued, FIN 46 was effective on February 1, 2003 for new transactions and on July 1, 2003 for existing transactions. In December 2003, the FASB deferred the effective date for transactions entered into prior to February 1, 2003, to the first interim or annual period ending after December 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on its financial position and results of operations.

     Stock Compensation. The Company accounts for its stock option plans using the intrinsic value based method. Accordingly, no compensation expense was recognized for stock-based compensation relating to options granted in fiscal 2001 since the exercise price of the options approximated the fair market value on the date of grant. Had compensation for stock options granted been determined using the fair value based method, the Company’s net income (loss) and net income (loss) per common share amounts for fiscal 2003, 2002, and 2001 would approximate the following pro forma amounts:

	Fiscal Years Ended

	March 1, 2003	March 2, 2002	March 3, 2001

Net income (loss), as reported	$(16,826,551)	$580	$(4,668,026)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(171,335)	(253,434)	(277,136)

Net income (loss), proforma	$(16,997,886)	$(252,854)	$(4,945,162)

Net income (loss) per common share —
basic and diluted, as reported:	$(168.27)	$0.01	$(46.68)

Net income (loss) per common share —
basic and diluted, proforma:	$(169.98)	$(2.53)	$(49.45)

3. ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

	March 1,	March 2,
	2003	2002

Accounts receivable:
Trade accounts receivable (less allowance for doubtful receivables of ’$309,741 and $219,118 at March 1, 2003 and March 2, 2002)	$23,072,351	$20,608,422
Other receivables	582,007	860,613

Total accounts receivable	$23,654,358	$21,469,035

Note receivable (includes accrued interest):
Related parties; interest rates 8.25% to 9.0% (Note 16)	$993,247	$993,247

Total noncurrent note receivable	$993,247	$993,247

     See Note 16 regarding a $5,000,000 note receivable from a significant shareholder presented as a reduction of shareholders’ equity.

          The following is a summary of activity in the allowance for doubtful receivables for the three years in the period ended March 1, 2003 :

		Additions	Deduction
	Balance	Charged to	Amounts	Balance
	Beginning	Costs and	Charged	End of
Year Ended	of Period	Expenses	Off-Net	Period

March 1, 2003:	$219,118	108,646	18,023	$309,741
March 2, 2002	244,881	199,840	225,603	219,118
March 3, 2001	114,661	194,470	64,250	244,881

4. INVENTORIES

     A summary of inventories, by major classification, follows:

	March 1,	March 2,
	2003	2002

Manufacturing supplies	$1,361,313	$1,199,647
Raw materials	6,688,473	4,974,350
Work in process	3,955	838
Finished goods	24,531,036	17,678,020

Total	$32,584,777	$23,852,855

5. PROPERTY, PLANT AND EQUIPMENT

     The major components of property, plant and equipment are as follows:

	Estimated	March 1,	March 2,
	Useful Life	2003	2002

Land		$1,304,018	$1,270,025
Land improvements	10-20 years	382,204	382,304
Buildings	20-40 years	23,454,089	16,721,925
Leasehold improvements	5-20 years	1,521,889	1,517,143
Machinery and equipment	5-20 years	38,915,741	30,954,454
Machinery and equipment under capital leases	5-15 years	389,873	763,517
Furniture and fixtures	5-15 years	5,653,632	4,987,449
Furniture and fixtures under capital leases	5-15 years	58,102	—
Aircraft (Note 16)	16 years	6,200,000	6,200,000
Automotive equipment	2-5 years	816,353	542,412
Construction in progress		1,962,435	1,318,912

Total		80,658,336	64,658,141
Less accumulated depreciation and amortization		25,109,253	21,376,838

Property, plant and equipment, net		$55,549,083	$43,281,303

6. INTANGIBLE ASSETS

     Intangible assets consist of the following:

	March 1,	March 2,
	2003	2002

Tradename	$44,340,000	$44,340,000
Less accumulated amortization	(5,531,364)	(5,531,364)

Total	$38,808,636	$38,808,636

Goodwill	$—	$33,571,687
Less accumulated amortization	—	(4,552,116)

Total	$—	$29,019,571

     Amortization expense was $2,693,499 for both fiscal 2002 and fiscal 2001.

7. FINANCING ARRANGEMENTS

     Long-term debt is comprised of the following:

	March 1,	March 2,
	2003	2002

10.75% Senior Notes, interest payable on June 1 and December 1 of each year, maturing on June 1, 2006	$115,000,000	$115,000,000
Revolving line of credit, maximum borrowings of $50 million, with floating interest rates maturing 2008	15,085,147	—
6% Notes Payable maturing 2008 (Note 16)	270,983	—
9.25% to 11.9% capitalized lease obligations maturing 2004 (Note 9)	110,655	97,291

Total long-term debt	130,466,785	115,097,291
Less current installments	79,611	49,686

Long-term debt, excluding current installments	$130,387,174	$115,047,605

     The Senior Notes are unsecured obligations of the Company, subject to certain financial and non-financial covenants. At March 1, 2003, the Company was in compliance with all covenants under the Senior Notes; but continued compliance will depend on future cash flows and net income, which are not assured. In November 2002, the Company received a notice alleging that the Company was in violation of certain non-financial covenants under the Indenture governing the Senior Notes. The Company disagrees that it has violated any Indenture covenants. (See also Note 17)

     Effective May 29, 2002, the Company terminated its $25 million credit facility. Also effective May 29, 2002, the Company obtained a five-year variable-rate $50 million revolving credit facility from a new lender, which includes a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. Funds available under this facility were available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and were secured by a first-priority security interest in substantially all of the Company’s assets. In addition, the Company was required to satisfy certain financial covenants regarding cash flow and capital expenditures. As of March 1, 2003, the Company was in compliance with the financial covenants under the facility. Following the allegation of default under the Senior Notes as noted above, the lender under the credit facility limited the Company’s ability to borrow under the credit facility. However, the lender continued to provide funds to the Company under the credit facility on a limited basis.

     The average rate on the $50 million revolving credit line was 8.23% for the fiscal year ended March 1, 2003. The average rate on the $25 million revolving line of credit was 7.30% and 7.65% for the fiscal years ended March 2, 2002 and March 3, 2001, respectively. At March 1, 2003, the Company had $0.3 million in cash or cash equivalents on hand, had outstanding borrowings under the revolving credit facility of $15.1 million, and had approximately $4.6 million of additional borrowing availability. There were no outstanding borrowings under the $25 million facility at March 2, 2002 or March 3, 2001.

     Subsequent to fiscal 2003 year end, effective August 13, 2003, the Company terminated its five-year variable-rate $50 million revolving credit facility. Also effective August 13, 2003, the Company obtained a three-year variable rate $40 million revolving credit facility from a new lender, which includes a $5 million real estate term loan subline, a $5 million equipment term loan subline and a $7.5 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new facility at August 13, 2003 was 5% (prime plus 1%). Borrowings under the new facility are due the earlier of ninety days prior to the redemption of the Senior Notes or August 13, 2006. Repayment is also required in the amount of the proceeds from the sale of any collateral. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

7. FINANCING ARRANGEMENTS (CONTINUED)

Long-Term Debt Maturities, Including Capital Leases (Note 9)

2004	2005	2006	2007	Total

$79,611	$15,378,004	$115,009,170	$—	$130,466,785

     Obligation of special purpose entity is comprised of a seven year variable rate note payable, due in monthly installments with a balloon payment due in December 2008 (see Note 16):

	March 1,	March 2,
	2003	2002

Obligation of special purpose entity	$5,881,669	$6,133,524
Less current installments	289,856	275,385

Obligation of special purpose entity, excluding current installments	$5,591,813	$5,858,139

Obligation of Special Purpose Entity

				2008 and
2004	2005	2006	2007	Thereafter	Total

$289,856	$306,511	$324,123	$342,747	$4,618,432	$5,881,669

8. INCOME TAXES

     The income tax provision (benefit) is summarized as follows:

	Fiscal Years Ended

	March 1,	March 2,	March 3,
	2003	2002	2001

Current:
Federal	$(232,761)	$(59,063)	$(1,201,123)
State	69,048	(13,981)	(23,557)

Total current	(163,713)	(73,044)	(1,224,680)

Deferred:
Federal	1,161,298	694,949	675,159
State	124,893	111,055	(217,187)

Total deferred	1,286,191	806,004	457,972

Total provision (benefit)	$1,122,478	$732,960	$(766,708)

     Actual income tax provision (benefits) are different from amounts computed by applying a statutory federal income tax rate to income or loss. The computed amount is reconciled to total income tax provision (benefit).

	Fiscal Years Ended

	March 1, 2003		March 2, 2002		March 3, 2001

		Percent of		Percent of		Percent of
	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Loss

Computed provision (benefit) at statutory rate	$986,156	34.0%	$249,404	34.0%	$(1,693,028)	(34.0)%
Tax effect resulting from:
State income taxes, net of federal tax provision (benefit)	128,001	4.4	55,857	7.6	(158,889)	(3.2)
Compensation limitation	18,360	0.6	315,941	43.0	442,000	8.9
Income of unconsolidated subsidiaries	(403,663)	(13.9)	—		—
Meals and entertainment	386,830	13.3	80,429	11.0	117,368	2.4
Other permanent differences	6,794	0.3	31,329	4.3	525,841	10.5

Income tax provision (benefit)	$1,122,478	38.7%	$732,960	99.9%	$(766,708)	(15.4)%

8. INCOME TAXES, CONTINUED

     The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company’s deferred income tax assets and liabilities for fiscal 2003 and fiscal 2002 is as follows:

	March 1, 2003			March 2, 2002

	Assets	Liabilities	Total	Assets	Liabilities	Total

Current:
Allowance for doubtful receivables	$355,239	$—	$355,239	$342,421	$—	$342,421
Inventory	1,102,107	—	1,102,107	657,455	—	657,455
Accrued promotional expense	840,698	—	840,698	757,957	—	757,957
Accrued vacation pay	419,132	—	419,132	487,329	—	487,329
Reserve for returns	45,925	—	45,925	48,591	—	48,591
Reserves — other	18,865	—	18,865	127,726	—	127,726
Prepaid expenses		(257,087)	(257,087)	—	(172,885)	(172,885)
Accrued bonus	—	—	—	—	—	—
Accrued worker’s compensation	142,396	—	142,396	51,921	—	51,921
Other	—	(24,749)	(24,749)	49,102	—	49,102

Total current	2,924,362	(281,836)	2,642,526	2,522,502	(172,885)	2,349,617

Noncurrent:
Property, plant and equipment	—	(5,237,655)	(5,237,655)	—	(4,303,962)	(4,303,962)
Consulting agreements	270,562	—	270,562	402,751	—	402,751
Goodwill amortization	5,331,733	—	5,331,733	—	(3,650,651)	(3,650,651)
General business credit carryforward	1,070,799	—	1,070,799	1,070,799	—	1,070,799
Alternative minimum tax credit carryforward	206,421	—	206,421	654,317	—	654,317
Federal loss carryforward	3,510,287	—	3,510,287	1,980,513	—	1,980,513
State loss carryforward	430,000	—	430,000	609,988	—	609,988
Charitable contribution carryforward	231,758	—	231,758	157,180	—	157,180
Other	469,966	—	469,966	546,453	(19,454)	526,999

Total noncurrent	11,521,526	(5,237,655)	6,283,871	5,422,001	(7,974,067)	(2,552,066)

Total current and noncurrent	$14,445,888	$(5,519,491)	$8,926,397	$7,944,503	$(8,146,952)	$(202,449)

     At March 1, 2003, federal and state loss carryovers of approximately $10,324,000 and $9,327,000, respectively, are available to offset future federal and state taxable income. The carryover periods range from fifteen to twenty years, which will result in expirations of varying amounts beginning in fiscal 2015 and continuing through fiscal 2022.

     Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets will be realized.

9. LEASED PROPERTIES

     The Company operates certain machinery and equipment and furniture and fixtures under leases classified as capital leases. The machinery and equipment leases have original terms ranging from one to eight years. The assets covered under these leases have carrying values of $162,358, $163,256 and $279,034 at March 1, 2003, March 2, 2002 and March 3, 2001, respectively.

     Certain machinery and equipment and real estate are under operating leases with terms that are effective for varying periods until 2008. Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee. Amounts below include leases with related parties (see Note 16).

     At March 1, 2003, minimum rental payments required under operating and capital leases are summarized as follows:

	Operating Leases

		Minimum
	Minimum	Sublease		Capital
Fiscal Year	Payments	Receipts	Total	Leases	Total

2004	$788,266	$(34,260)	$754,006	$86,139	$840,145
2005	554,377	(34,260)	520,117	24,087	544,204
2006	316,384	(34,260)	282,124	9,385	291,509
2007	256,071	(34,260)	221,811	—	221,811
2008	77,769	(34,260)	43,509	—	43,509
Later years	—	—	—	—	—

Total minimum lease payments	$1,992,867	$(171,300)	$1,821,567	119,611	$1,941,178

Less amount representing interest				(8,956)

Present value of minimum lease payments under capital leases (Note 7)				$110,655

     Rental expense charged to continuing operations is as follows:

	Fiscal Year Ended

	March 1,	March 2,	March 3,
	2003	2002	2001

Real estate	$192,396	$164,003	$185,103
Equipment	981,533	1,185,738	998,012

Total	$1,173,929	$1,349,741	$1,183,115

10. EMPLOYEE BENEFITS

     On March 1, 1994, the Company established an employee stock purchase plan through which employees, after meeting minimum eligibility requirements, may contribute up to 10% of their base earnings toward the purchase of the Company’s common stock. The plan provides that the Company will make matching contributions of 25% of the employee’s contribution. Participation in the plan is voluntary. All contributions are funded monthly and vest immediately. The Company’s contributions to the plan included in continuing operations totaled $11,699 in fiscal 2001. Effective June 16, 2000, the Company terminated the plan. During fiscal 2001, the plan assets, comprised of the Company’s common stock and cash, totaling approximately $230,000 were distributed to plan participants based on their respective account balances.

     The Company maintains a 401(k) Retirement Plan for its employees which provides that the Company will make a matching contribution of up to 50% of an employee’s voluntary contribution, limited to the lesser of 5% of that employee’s annual compensation or $11,000 for fiscal 2003. The Company’s contributions were $484,639, $450,085, and $396,883 in fiscal 2003, 2002 and 2001, respectively.

     The Company provides employee health insurance benefits to employees. During both fiscal 2001 and 2002, benefits were provided through both fully insured and self insurance group medical plans, which are partially funded by the Company. During fiscal 2003, medical benefits were provided primarily through self insurance group medical plans. During fiscal 2003, 2002 and 2001, contributions included in operations were $2,833,789, $1,579,999 and $1,789,926, respectively.

     Effective August 1, 2000, the Company adopted the Pierre Foods, Inc. Compensation Exchange Plan. The Plan is a non-qualified deferred compensation plan in which eligible participants consist of highly compensated employees and the Company’s Board of Directors. Cash contributions to the Plan were $43,839, $55,270 and $56,167 during fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Effective December 31, 2002, the Company terminated the plan.

11. CAPITAL STOCK

Stock Options

     The Company’s 1997 Incentive Stock Option Plan, as amended, provided for the issuance of up to 1,000,000 shares of the Company’s common stock to key employees, including officers of the Company. The Company may grant Incentive Stock Options (“ISOs”) or nonqualified stock options to eligible employees. Stock options granted under this plan have terms of ten years, vest evenly over five years, and are assigned an exercise price of not less than the fair value on the date of grant.

     The Company’s 1997 Special Stock Option Plan, as amended, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to key management employees, including officers and directors of the Company and certain other individuals. All options granted under this Plan are nonqualified stock options. Stock options granted under this plan have terms of ten years, vest immediately, and are assigned an exercise price of not less than the fair value on the date of the grant.

     During fiscal 2001, the pro forma weighted average fair value of options granted was $63.02.

     During fiscal 2003, effective with the management buyout discussed in Note 1 — Basis of Presentation, Acquisition and Discontinued Operations, all stock option plans were terminated and all outstanding options were cancelled.

A summary of the changes in shares under option and the weighted-average exercise prices for these Plans follows:

	1997 Incentive		1997 Special
	Stock Option Plan		Stock Option Plan

		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at March 4, 2000	482,175	$8.75	250,000	$6.84
Forfeited or cancelled	(246,375)	7.12	(12,500)	2.90
Granted	25,000	2.00	—	—

Balance at March 3, 2001	260,800	8.52	237,500	7.04
Forfeited or cancelled	(80,800)	8.95	(112,500)	3.20

Balance at March 2, 2002	180,000	8.33	125,000	10.50
Forfeited or cancelled	(180,000)	8.33	(125,000)	10.50
Exercised	—	—	—	—

Balance at March 1, 2003	—	—	—	—

12. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company’s nonderivative financial instruments consist primarily of cash and cash equivalents, trade and note receivables, trade payables and long-term debt. The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     At March 1, 2003 excluding long-term debt, the book values of each of the nonderivative financial instruments recorded in the Company’s balance sheet are considered representative of fair value due to variable interest rates, short terms to maturity and/or short length of time outstanding.

     The fair value of the Company’s Senior Notes is estimated based on quoted market prices and interest rates currently available for issuance of debt with similar terms and maturities. As of March 1, 2003 and March 2, 2002, the fair value of the Senior Notes was $85,100,000 and $57,500,000, respectively.

13. MAJOR BUSINESS SEGMENTS

     During fiscal 2003, fiscal 2002 and fiscal 2001, the Company operated solely in the food manufacturing segment. Sales by major product line are as follows:

	Net Revenues by Source
	Fiscal Years Ended

	March 1, 2003	March 2, 2002	March 3, 2001

Food Processing:
Fully-Cooked Protein Products	$149,302,819	$139,634,468	$111,221,290
Microwaveable Sandwiches	119,087,550	95,779,980	85,196,416
Bakery and Other Products	7,948,454	7,863,374	7,057,619

Total Food Processing	$276,338,823	$243,277,822	$203,475,325

     Significantly all revenues and long-lived assets are derived from and reside in the United States.

14. COMMITMENTS AND CONTINGENCIES

     The Company’s five-year variable-rate $50 million revolving credit facility includes a $7 million letter of credit subfacility. The Company provides a secured letter of credit in the amount of $3,500,000 to its insurance carrier for the underwriting of certain performance bonds, which expires in fiscal 2004. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker’s compensation and general liability claims. Letters of credit for these claims totaled $125,000, $225,000 and $360,000 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. In addition, the Company provides secured letters of credit to a limited number of suppliers. Letters of credit for suppliers totaled $250,000, $500,000 and $250,000 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

     Subsequent to fiscal 2003 year end, effective August 13, 2003, the Company terminated its five-year variable-rate $50 million revolving credit facility. Also effective August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from a new lender, which includes a $5 million real estate term loan subline, a $5 million equipment term loan subline and a $7.5 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.

     Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new facility at August 13, 2003 was 5% (prime plus 1%). Borrowings under the new facility are due the earlier of ninety days prior to the redemption of the Senior Notes or August 13, 2006. Repayment is also required in the amount of the proceeds from the sale of any collateral. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

	Commitments by Fiscal Year

					2008 and
	2004	2005	2006	2007	Thereafter	Total

Letters of Credit	$3,875,000	$—	$—	$—	$—	$3,875,000
Purchase Commitments for Capital Projects	3,729,986	—	—	—	—	3,729,986

Total	$7,604,986	$—	$—	$—	$—	$7,604,986

	Contractual Obligations by Fiscal Year

					2008 and
	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt	$—	$15,356,129	$115,000,000	$—	$—	$130,356,129
Capital Lease Obligations	79,611	21,875	9,170	—	—	110,656
Operating Lease Obligations	788,266	554,377	316,384	256,071	77,769	1,992,867
Consulting and Noncompete Agreements	334,901	358,504	—	—	—	693,405
Obligation of Special Purpose Entity	289,856	306,511	324,123	342,747	4,618,432	5,881,669

Total	$1,492,634	$16,597,396	$115,649,677	$598,818	$4,696,201	$139,034,726

See Note 17 to the Consolidated Financial Statements for a further discussion of commitments, contingencies and contractual obligations.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest, income taxes refunded and non-cash transactions consisting of notes issued for assets acquired and capital lease additions are as follows:

	Fiscal Years Ended

	March 1, 2003	March 2, 2002	March 3, 2001

Interest	$13,515,920	$12,612,803	$12,790,175
Income taxes refunded	$68,506	$1,164,569	$2,760,172
Notes issued for assets acquired	$270,983	—	—
Capital lease additions	$73,475	—	—

     During the fourth quarter of fiscal 2002, the special purpose leasing entity exchanged a note payable in the amount of $6,200,000 for the purchase of an aircraft for $6,200,000, in a non-cash transaction (see Note 16).

16 TRANSACTIONS WITH RELATED PARTIES

Related party transactions during fiscal 2003, 2002 and 2001 arose in connection with the following relationships:

     Under an agreement with a management services entity owned by certain officers and directors, as amended on December 17, 1999, the Company received corporate management services, which included, among other things, strategic planning, investor relations, management of the Company’s banking, accounting and legal relationships and general oversight. Management fees paid under this agreement were in lieu of salary compensation for certain of the Company’s senior executives. Amounts paid under the agreement were $925,000 in fiscal 2002 and $1,300,000 during fiscal 2001. In addition, during fiscal 2001 the Company paid bonuses of $1,775,000 to the management services entity and its senior executives. Effective April 25, 2001, the agreement was assigned to another management services entity, owned by certain officers and directors. Fees paid in fiscal 2002 under the assigned agreement were $325,000, with an additional $350,000 paid as a termination fee, and $292,500 paid in bonuses to its senior executives. This agreement was cancelled as of September 3, 2001. In addition, $426,435 was paid to this entity for reimbursement of expenses incurred in connection with the exchange as required by the amended exchange agreement (see Note 1).

     The Company uses the services of an entity in which the Company’s principal shareholders have substantial ownership interests. Services provided by this entity include accounting, tax and administrative services, as well as consulting services related to the development of new sales, warehousing and distribution programs. Total payments for such services were $647,300, $1,133,850 and $862,400 in fiscal 2003, 2002 and 2001, respectively.

     The Company uses the services of an entity owned by the Company’s principal shareholders. This entity serves as the exclusive purchasing agent pursuant to a three-year agreement that commenced September 3, 2001. Under the agreement, the entity pays $100,000 per quarter for the right to serve as exclusive purchasing agent. Net payments to the purchasing entity were $3,963,999 and $620,191 in fiscal 2003 and fiscal 2002, respectively, and are recorded in cost of goods sold.

     During the fourth quarter of fiscal 2002, the Company leased an aircraft from an entity owned by the Company’s principal shareholders. Under this lease, the Company maintained its own flight department and was responsible for all operating costs. Total payments under that lease were $168,263 in fiscal 2002. Effective March 1, 2002, that lease was cancelled and replaced with a four-year non-exclusive operating lease agreement. Pursuant to the new lease, the Company is obligated to make minimum quarterly lease payments of $471,500 each for the right to use the aircraft for a specified number of hours. Under this lease arrangement, the entity is responsible for all expenses incurred in the operation and use of the aircraft, except that the Company must provide its own crew. On March 1, 2002, the Company paid $943,000 as a refundable deposit under the agreement and $471,500 for its first quarterly lease payment. During fiscal 2003, the Company paid $3,187,979 for the aircraft lease.

     The aircraft leasing entity is not a subsidiary of the Company, however the Company considers the entity a non-independent special purpose leasing entity. Accordingly, the entity’s assets and liabilities, results of operations and cash flows have been included in the Company’s consolidated financial statements. Under the terms of the operating lease with the entity, and the financing agreements between the entity and its creditor, the Company does not maintain the legal rights of ownership to the aircraft, nor does the entity’s creditor maintain any legal recourse to the Company.

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 50% by each of Messrs. Richardson and Clark. Under the agreement, PF Distribution will serve as the exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services is based on flat rates per pound, which are calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $21.7 million, of which approximately $21.3 million had been paid to PF Distribution as of March 1, 2003.

     Effective May 29, 2002, the Company terminated its $25 million credit facility with Fleet Capital. Also, effective May 29, 2002, the Company obtained a five-year variable-rate $50 million revolving credit facility from Foothill Capital Corporation, which includes a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. Funds available under this facility were available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility were bearing interest at floating rates based upon the interest rate option selected from time to time by the Company and were secured by a first-priority security interest in substantially all of the Company’s assets. In addition, the Company was required to satisfy certain financial covenants regarding cash flow and capital expenditures. The collateral for the facility included substantially all of the Company’s assets. Messrs. Richardson and Clark guaranteed payment of the facility in exchange for guarantee fees. The Company paid such fees to each of Messrs. Richardson and Clark, annually in advance, equal to 1.5% of the amount committed for lending under the facility. In fiscal 2003, the Company paid each of Messrs. Richardson and Clark $750,000.

     Effective August 13, 2003, the Company terminated its $50 million revolving credit facility. Also effective August 13, 2003, the Company obtained a new three year variable rate $40 million revolving credit facility from a new lender. Messrs. Richardson and Clark did not guarantee payment of the new facility, nor are they receiving guarantee fees.

     The Company has agreed to lease warehouse space from an entity in which the Company’s principal shareholders have substantial ownership interests. The lease is a ten-year term to begin the first day the facility is operational. During fiscal 2001, the Company paid $250,000 for specialized construction costs.

     The Company uses the services of an entity in which one of the Company’s principal shareholders has a substantial ownership interest. This entity provides general construction and maintenance services. Total payments for such services were $142,050 in fiscal 2002.

     The Company uses the services of an entity in which the Company’s principal shareholders have substantial ownership interests. This entity provides team-building opportunities for customers and employees. Total payments for such services were approximately $530,000 and $90,000 in fiscal 2003 and fiscal 2002, respectively. During fiscal 2003, Messrs. Richardson and Clark each became 50% owners of the entity. Effective February 21, 2003, Messrs. Richardson and Clark sold their net assets in the entity to the Company for a total of $270,983. In exchange for the net assets, the Company issued notes in the amount of $135,491.46 to each of Messrs. Richardson and Clark. The notes are five-year notes, bearing interest at 6% per annum, with interest and principal due at maturity.

     During fiscal 2003, 2002 and 2001, the Company maintained a note receivable from its principal shareholders. Note is payable on demand and bears interest at the prime rate.

     The Company obtained public relations, investor relations and graphic design services from a marketing services entity that was owned by a current director. Payments for these services totaled $7,000 during fiscal 2001. During fiscal 2001, the marketing services entity was sold by the director.

     The Company has mutual leasing agreements with certain related individuals and with certain companies in which the Company’s principal shareholders have substantial ownership interests. Total payments under such leasing agreements were $176,000 in fiscal 2003, $103,000 in fiscal 2002 and $103,200 in fiscal 2001.

     Until February 2001, two directors had direct and indirect interests in an entity with which a product licensing agreement had been signed. Under the terms of the agreement, the Company could produce and market certain products under brand names owned by the entity in exchange for royalty payments. Production of such a product began in mid-fiscal 1999. Royalties paid totaled $156,000 during fiscal 2001. During February 2001, these directors resigned their positions.

     On January 14, 2000, the Company entered into a Consulting and Noncompete Agreement with Mr. Charles F. Connor, Jr., who at the time was a significant shareholder and co-founder of the Company. The agreement, which has a five-year term, provides payments of $200,000 per year and family medical insurance coverage. The net present value of payments under the agreement, including the net present value of the medical insurance coverage over the term, is estimated to be $831,000. This amount was expensed in selling, general and administrative expense during the fourth quarter of fiscal 2000, and the balance is reflected in other long-term liabilities.

     On January 6, 2000, the Company entered into a Consulting and Noncompete Agreement with Mr. L. Dent Miller, who at the time was a significant shareholder, former President of Claremont Restaurant Group and former member of the Company’s Board of Directors. The agreement, which has a five-year term, provides payments of $200,000 per year. The net present value of payments under the agreement is estimated to be $807,000. This amount was expensed in selling, general and administrative expense during the fourth quarter of fiscal 2000, and the balance is reflected in other long-term liabilities. Mr. Miller resigned from his position as a member of the Board of Directors of the Company, pursuant to his Consulting and Noncompete Agreement. Subsequent to fiscal 2000, Mr. Miller is no longer a shareholder or related party.

     On December 16, 1999, the Board of Directors approved a loan to Mr. James C. Richardson, the Company’s current Chairman, of an amount up to $8.5 million for the purpose of enabling Mr. Richardson to purchase shares of the Company’s common stock owned by certain shareholders. The terms of the loan provide that outstanding amounts will bear a simple interest rate of 8.5%, with principal and interest due at maturity, three years from the date of the loan. At March 4, 2000, disbursements under the loan approval totaled $5 million. Due to the nature of the loan, the outstanding balance is presented as a reduction of shareholders’ equity.

     On July 6, 1999, the Company replaced certain existing Change in Control Agreements with the Company’s current Chairman (Mr. Richardson) and current Vice Chairman (Mr. Clark) with revised Change in Control Agreements. The revised agreements provided that, if a change in control of the Company occurred, the following benefits would be provided by the Company: three times the amount of the annual base salary of the officer; three times the amount of the cash bonus paid or payable to such person for the most recent fiscal year; and a “gross-up” payment for all excise and income tax liabilities resulting from payments under the Change in Control Agreements. The Richardson Change in Control Agreement was cancelled on October 21, 2002, and the Clark Change in Control Agreement was cancelled October 17, 2002.

     On September 3, 2001, the Company entered into Employment Agreements with the Company’s current Chairman (Mr. Richardson) and current Vice-Chairman (Mr. Clark). The agreements specify terms relating to salary, bonus and benefits to be paid to the executive during the three-year term of the agreements.

     The Company purchases pork products from an entity in which one of the Company’s Principal Shareholders has a substantial ownership interest. During fiscal 2003 and 2002, the Company purchased pork products totaling $194,170 and $150,720, respectively.

     On August 18, 1999, the Company entered into an Incentive Agreement with the Company’s current President (Mr. Woodhams), which replaced a Change in Control Agreement and Employment Contract. The agreement, as amended on January 1, 2000 and December 31, 2001, specifies terms relating to salary and bonus amounts to be paid to the executive during the four-year term of the agreement, as well as severance and disposition bonus amounts to be received upon any sale of the Company.

     On December 31, 2001, the Company entered into Employment Agreements with the Company’s current Chief Financial Officer (Ms. Witters) and current Senior Vice President of Sales (Mr. Naylor). The agreements specify terms relating to salary, bonus and benefit amounts to be paid to the executive during the three-year term of the agreements, as well as severance and disposition bonus amounts to be received upon any sale of the Company.

     As described in Note 17. “Subsequent Events” below, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions.

17. SUBSEQUENT EVENTS

Restructuring of Senior Notes.

     On November 6, 2002, the Company received a notice of default from Cede & Co., a nominee for the Depository Trust Company (“DTC”), as the recordholder for the beneficial owners of approximately $50.5 million in principal amount of the Company’s 10-3/4% Senior Notes due 2006 (the “Notes”). This notice alleged that the Company was in non-financial default of the Indenture governing the Notes. On November 21, 2002, the Company received a letter from Foothill Capital Corporation (“Foothill”), its lender at that time, stating that the Company was in technical default of its Loan and Security Agreement with Foothill due to the alleged default under the Indenture. However, Foothill continued to provide funds to the Company under the loan agreement, including providing the Company with the funds necessary to make the interest payment due to the Noteholders under the Indenture on December 2, 2002.

     On or about December 27, 2002, the Company received an acceleration notice given by DTC on behalf of the beneficial owners of approximately $45.0 million in principal amount of the Notes. This notice said that the due date of the Notes was being accelerated based on the Company’s failure to cure the alleged defaults described in the November 6 letter. On December 31, 2002, the Company sent a letter to all Noteholders, in care of U.S. Bank, National Association, the Indenture trustee (the “Trustee”), reiterating its position that the Company had violated no Indenture covenants and that there was therefore no basis for accelerating the Notes.

     On January 6, 2003, the Company received a letter from counsel to the Trustee requesting instructions from the Company with respect to action the Trustee should take in light of the alleged default under the Indenture, and asked the Company to provide information in response to the alleged default. The Company provided information in response to the alleged defaults. The Trustee subsequently requested additional information and the Company complied with that request. In reliance on two officers’ certificates from the Company, which the Trustee is entitled to rely on under the terms of the Indenture, that explained why the alleged covenant violations did not constitute an event of default, the Trustee took the position in February 2003 that no event of default had occurred under the Indenture.

     While the Company did not believe that it had violated the Indenture and therefore there was no basis for accelerating the Notes, in order to settle the dispute with certain noteholders, on August 1, 2003, the Company agreed in principle with a committee (the “Ad Hoc Committee”) representing holders of $53.2 million in principal amount of the Company’s Notes (approximately 46% of the outstanding Notes) to a restructuring of the Notes (the “Restructuring”). The Company and the Ad Hoc Committee subsequently engaged in negotiations regarding the terms of a Fourth Supplemental Indenture and other documents to effectuate the Restructuring. On January 30, 2004, the Company and the Ad Hoc Committee completed these negotiations and distributed consent solicitation materials to all noteholders of record on January 30, 2004.

     The Fourth Supplemental Indenture agreed upon by the Company and the Ad Hoc Committee and sent with the consent solicitation materials to the noteholders contained the following terms:

•	an increase in the annual interest rate on the Notes to 12.25% through March 31, 2005, and 13.25% thereafter;

a grant to the noteholders of liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s current credit facility with Fleet Capital Corporation (“Fleet”);

• a repurchase right allowing all of the noteholders to require the Company to repurchase their Notes at par plus accrued interest on March 31, 2005;

• the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Notes outstanding at the end of the Company’s fiscal years;

• the addition of restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions;

• the termination of all related party transactions, except for certain specifically-permitted transactions;

• the assumption by the Company of approximately $15.4 million of subordinated debt of PF Management;

• requirement that the Company comply with certain corporate governance standards, appoint an independent director acceptable to the Company and the noteholders to its board and hire an independent auditor to monitor the Company’s compliance with the Indenture; and

• the payment of a cash consent fee payment (the “Consent Payment”) equal to 3% of the principal amount of Notes held by each noteholder that consented to the Restructuring.

     In consideration for the Restructuring, the Fourth Supplemental Indenture also provided that any and all existing defaults under the Indenture would be waived if holders of a majority in aggregate principal amount of the Notes approved the Restructuring. In addition, the consenting noteholders would waive any other claims they may have against the Company and its affiliates.

     The consent solicitation terminated at 5:00 P.M. Eastern time, on Monday, March 1, 2004. Consents of holders of $112.4 million in aggregate principal amount of the outstanding Notes, representing 97.74% of the outstanding Notes, consented to the Fourth Supplemental Indenture. In addition, the Company satisfied the other conditions to the closing of the Restructuring, as follows:

• paying the fees of the Ad Hoc Committee’s legal counsel and financial advisor;

• paying the fees of the Trustee and its legal counsel;

• obtaining executed Consents to Assignment and Assumption and Subordination from each creditor of PF Management whose debt was assumed by the Company;

• paying the Consent Payment to the Trustee (which payment will be disbursed by the Trustee to the noteholders who consented to the Restructuring); and

• delivering to the Trustee an officer’s certificate and an opinion of counsel concluding that all conditions precedent to the closing of the Restructuring and all covenants required under the Indenture had been satisfied.

     Accordingly, because consents of holders of a majority in aggregate principal amount of the Notes were received by the Company and the other conditions precedent to the closing of the Restructuring were satisfied, the Trustee and the Company executed the Fourth Supplemental Indenture on March 8, 2004 (the “Closing Date”). Concurrently with the execution of the Fourth Supplemental Indenture, the Company terminated all of its contracts with related parties, except the following related party relationships that are specifically permitted under the terms of the Fourth Supplemental Indenture:

• the Company will continue to compensate its directors and officers, subject to approval of such compensation by the Company’s board, including the independent director;

• the Company’s $5 million loan to Mr. James Richardson will remain outstanding until a Change of Control event (as defined in the Indenture) has occurred. Subject to the lien of Fleet, the note underlying this loan will be pledged to the Trustee as collateral for the Notes;

• the Company will continue to lease its Hickory, North Carolina office from a related party for aggregate annual rent payments of not more than $116,000; and

• the guarantees of value and validity of the collateral securing the Company’s credit facility with Fleet given by Messrs. James Richardson and David Clark will remain outstanding.

     As a result of the termination of all other related party transactions, subsequent to March 8, 2004, the Company will perform the purchasing and distribution services internally. Other related party services will be outsourced as necessary at comparable cost. In addition, certain executive compensation is limited, with provisions for bonuses based on EBITDA and cash payments made on the Senior Notes which could significantly increase the limitation.

     Also concurrently with the execution of the Fourth Supplemental Indenture, the Company assumed approximately $15.4 million of debt of PF Management and took title to an aircraft transferred from a related party subject to existing purchase money debt. Principal payments of the former PF Management debt will be $4.8 million during fiscal year 2005, $3.6 million during fiscal year 2006 and $7.0 million during fiscal year 2007.

     As noted above, the Fourth Supplemental Indenture contains a waiver of all defaults of the Indenture through the Closing Date (the “Default Waivers”). In accordance with the terms of the Indenture, the Default Waivers bind all holders of Notes regardless of whether a particular holder consented to the Fourth Supplemental Indenture. The waiver of all other claims the consenting noteholders have against the Company and its affiliates, however, does not bind the noteholders that did not consent to the Fourth Supplemental Indenture.

18.	RESTATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the Company’s fiscal year 2003 is, by means of this filing, being restated, except for the fourth quarter of fiscal 2003, to reflect the adoption of FASB Statement No. 142 effective March 3, 2002, as discussed in Note 2.

	Three Months		Six Months		Nine Months
	Ended		Ended		Ended
	June 1, 2002		31-Aug-02		30-Nov-02
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS:
REVENUES, NET:	$61,879	$61,879	$123,722	$123,722	$202,755	$202,755
COSTS AND EXPENSES:
Cost of goods sold	40,253	40,253	81,232	81,232	133,888	133,888
Selling, general and administrative expenses	17,577	17,577	34,886	34,886	53,310	53,310
Net loss on disposition of property, plant and equipment	23	23	10	10	4	4
Depreciation and amortization	989	989	1,968	1,968	2,972	2,972

Total costs and expenses	58,842	58,842	118,096	118,096	190,174	190,174

OPERATING INCOME	3,037	3,037	5,626	5,626	12,581	12,581

OTHER INCOME (EXPENSE):
Interest expense	(3,418)	(3,418)	(7,034)	(7,034)	(10,621)	(10,621)
Other income, net	213	213	427	427	443	443

Other expense, net	(3,205)	(3,205)	(6,607)	(6,607)	(10,178)	(10,178)

INCOME (LOSS) BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(168)	(168)	(981)	(981)	2,403	2,403
INCOME TAX (PROVISION) BENEFIT	54	54	196	196	(1,027)	(1,027)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(114)	(114)	(785)	(785)	1,376	1,376
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of income tax benefit of $10,415 in fiscal 2003)	—	(18,605)	—	(18,605)	—	(18,605)

NET INCOME (LOSS)	$(114)	$(18,719)	$(785)	$(19,390)	$1,376	$(17,229)

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED
Income(loss) before cumulative effect of accounting change	$(1.14)	$(1.14)	$(7.85)	$(7.85)	$13.76	$13.76
Cumulative effect of accounting change	—	(186.05)	—	(186.05)	—	(186.05)

Net income(loss) per common share — basic and diluted	$(1.14)	$(187.19)	$(7.85)	$(193.90)	$13.76	$(172.29)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000	100,000	100,000	100,000	100,000

18.	RESTATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED), CONTINUED

	June 1, 2002		August 31, 2002		November 30, 2002
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in thousands, except per share amounts)
CONSOLIDATED BALANCE SHEETS:
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64	$64	$86	$86	$414	$414
Certificate of deposit of special purpose entity	1,240	1,240	1,240	1,240	1,240	1,240
Accounts receivable, net	18,510	18,510	23,346	23,346	25,081	25,081
Inventories	31,386	31,386	33,705	33,705	27,515	27,515
Refundable income taxes	57	57	199	199	—	—
Deferred income taxes	2,350	3,929	2,350	3,929	2,350	3,929
Prepaid expenses and other current assets	2,116	2,116	3,433	3,434	2,866	2,866

Total current assets	55,723	57,302	64,359	65,939	59,466	61,045
PROPERTY, PLANT AND EQUIPMENT, NET	44,197	44,197	50,089	50,089	52,882	52,882

OTHER ASSETS:
Tradename, net	38,809	38,809	38,809	38,809	38,809	38,809
Goodwill, net	29,020	—	29,020	—	29,020	—
Note receivable-related party	993	993	993	993	993	993
Deferred income taxes	—	6,284	—	6,284	—	6,284
Deferred loan origination fees, net	3,514	3,514	3,337	3,337	3,134	3,134
Other	423	423	405	405	386	386

Total other assets	72,759	50,023	72,564	49,828	72,342	49,606

Total Assets	$172,679	$151,522	$187,012	$165,856	$184,690	$163,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$329	$329	$334	$334	$357	$357
Trade accounts payable	4,441	4,441	7,505	7,505	6,180	6,180
Accrued payroll and payroll taxes	4,033	4,033	5,215	5,215	6,031	6,031
Accrued interest	6,181	6,181	3,074	3,074	6,147	6,147
Accrued promotions	2,137	2,137	1,916	1,916	2,440	2,440
Income taxes payable	—	—	—	—	1,025	1,025
Accrued taxes (other than income and payroll)	733	733	791	791	441	441
Other accrued liabilities	3,090	3,090	2,292	2,292	3,694	3,694

Total current liabilities	20,944	20,944	21,127	21,127	26,315	26,315
LONG-TERM DEBT, less current installments	115,606	115,606	131,271	131,271	121,575	121,575
OBLIGATION OF SPECIAL PURPOSE ENTITY	5,855	5,855	5,783	5,783	5,666	5,666
OTHER LONG-TERM LIABILITIES	950	950	866	866	781	781
DEFERRED INCOME TAXES	2,552	—	2,552	—	2,552	—
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—
SHAREHOLDERS’ EQUITY:
Common stock — no par value, authorized 100,000 shares; issued and outstanding at June 1, 2002 and August 31, 2002 — 5,781; and no par value, 100 shares authorized, issued and outstanding at November 30, 2002	5,781	5,781	5,781	5,781	5,781	5,781
Additional paid in capital	23,336	23,336	23,657	23,657	23,657	23,657
Retained earnings	2,655	(15,950)	975	(17,629)	3,363	(15,242)
Note receivable-related party	(5,000)	(5,000)	(5,000)	(5,000)	(5,000)	(5,000)

Total shareholders’ equity	26,772	8,167	25,413	6,809	27,801	9,196

Total Liabilities and Shareholders’ Equity	$172,679	$151,522	$187,012	$165,856	$184,690	$163,533

REPORT OF MANAGEMENT

     The management of Pierre Foods, Inc. is responsible for the preparation and integrity of the consolidated financial statements of the Company. The financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations and cash flows. The financial information contained elsewhere in this annual report is consistent with that in the financial statements. The financial statements and other financial information in this annual report include amounts that are based on management’s best estimates and judgments.

     The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles.

     The Company’s financial statements have been audited by Deloitte & Touche LLP. Management has made available to them all of the Company’s financial records and related data, and believes that all representations made to Deloitte & Touche LLP during this audit were valid and appropriate. Their report provides an independent opinion upon the fairness of the financial statements.

/S/ NORBERT E. WOODHAMS	/S/ PAMELA M. WITTERS

Norbert E. Woodhams	Pamela M. Witters
President and Chief Executive Officer	Chief Financial Officer and Treasurer

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	6/1/2002	8/31/2002	11/30/2002	3/1/2003
Operating revenues, net	$61,878,429	$61,843,102	$79,032,831	$73,584,461
Gross profit	$21,625,594	$20,864,004	$26,377,329	$23,380,324
Net income (loss)	$(18,718,136)	$(671,138)	$2,160,880	$401,843
Income/(loss) from operations per common share - basic and diluted	$(187.18)	$(6.71)	$21.61	$4.02

	6/2/2001	9/1/2001	12/1/2001	3/2/2002
Operating revenues, net	$50,862,375	$58,038,199	$68,249,782	$66,127,467
Gross profit	$17,606,310	$19,583,341	$22,913,994	$22,392,790
Net income (loss)	$(760,635)	$(251,171)	$887,587	$124,799
Income/(loss) from operations per common share - basic and diluted	$(7.61)	$(2.51)	$8.88	$1.25