Form 10-Q
period 2003-05-31
PIERRE FOODS INC
filed 2004-03-09
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______________ to _________________

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

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2003

Class A Common Stock	100,000

PIERRE FOODS, INC.

INDEX

Page No.

Part I. Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets - May 31, 2003 and March 1, 2003	3 - 4
Consolidated Statements of Operations and Retained Earnings - Thirteen Weeks Ended May 31, 2003 and Thirteen Weeks Ended June 1, 2002	5 – 6
Consolidated Statements of Cash Flows - Thirteen Weeks Ended May 31, 2003 and Thirteen Weeks Ended June 1, 2002	7 - 8
Notes to Consolidated Financial Statements	9 - 11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17
Part II. Other Information:
Item 5. Other Information	18 - 20
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	22
Index to Exhibits	23 - 24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	May 31, 2003	March 1, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$589,252	$274,329
Certificates of deposit of special purpose entity	1,240,000	1,240,000
Accounts receivable, net	22,073,627	23,654,358
Inventories	35,733,426	32,584,777
Refundable income taxes	—	165,829
Deferred income taxes	2,642,526	2,642,526
Prepaid expenses and other current assets (includes prepayments to related parties of $375,000 at March 1, 2003)	1,703,883	3,264,746

Total current assets	63,982,714	63,826,565

PROPERTY, PLANT AND EQUIPMENT, NET	59,066,828	55,549,083

OTHER ASSETS:
Trade name, net	38,808,636	38,808,636
Note receivable – related party	993,247	993,247
Deferred income taxes	6,283,871	6,283,871
Deferred loan origination fees, net	2,761,963	2,950,109
Other	351,641	369,500

Total other assets	49,199,358	49,405,363

Total Assets	$172,248,900	$168,781,011

     See accompanying notes to unaudited consolidated financial statements.

     PIERRE FOODS, INC. AND SUBSIDIARIES

	(Unaudited)
	May 31, 2003	March 1, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$352,899	$369,467
Trade accounts payable	7,021,684	9,422,256
Accrued interest	6,147,287	3,056,662
Accrued payroll and payroll taxes	7,322,326	5,929,464
Accrued promotions	2,379,473	2,280,788
Income taxes payable	22,378	—
Accrued taxes (other than income and payroll)	774,701	561,642
Other accrued liabilities (includes related party liabilities of $1,466,124 and $425,330 at May 31, 2003 and March 1, 2003, respectively)	2,845,856	1,490,086

Total current liabilities	26,866,604	23,110,365

LONG-TERM DEBT, less current installments	130,068,455	130,387,174

OBLIGATION OF SPECIAL PURPOSE ENTITY	5,520,863	5,591,813

OTHER LONG-TERM LIABILITIES	604,834	693,750

SHAREHOLDERS’ EQUITY:
Common stock – Class A, 100,000 shares authorized, issued and outstanding at May 31, 2003 and March 1, 2003	29,438,172	29,438,172
Retained earnings (deficit)	(15,250,028)	(15,440,263)
Note receivable – related party	(5,000,000)	(5,000,000)

Total shareholders’ equity	9,188,144	8,997,909

Total Liabilities and Shareholders’ Equity	$172,248,900	$168,781,011

     See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Thirteen Weeks Ended

	May 31, 2003	June 1, 2002

REVENUES	$81,479,869	$61,878,429

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,440,205 and $1,186,801 in fiscal 2004 and fiscal 2003, respectively)	56,219,915	40,252,835
Selling, general and administrative expenses (includes related party transactions totaling $7,840,152 and $6,298,742 in fiscal 2004 and fiscal 2003, respectively)	20,097,275	17,576,501
Loss on disposition of property, plant and equipment, net	—	23,408
Depreciation	1,150,757	988,667

Total costs and expenses	77,467,947	58,841,411

OPERATING INCOME	4,011,922	3,037,018

OTHER INCOME (EXPENSE):
Interest expense	(3,447,480)	(3,417,515)
Other income, net - (including interest) (includes related party income of $195,000 in fiscal 2003)	—	212,942

Other expense, net	(3,447,480)	(3,204,573)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT AND CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	564,442	(167,555)
INCOME TAX (PROVISION) BENEFIT	(188,207)	53,953

INCOME (LOSS) BEFORE CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	376,235	(113,602)
CUMMULATIVE EFFECT OF ACCOUNTING CHANGE (net of income tax benefit of $10,415,037 in fiscal 2003)	—	(18,604,534)

NET INCOME (LOSS)	$376,235	$(18,718,136)

     See accompanying notes to unaudited consolidated financial statements.

	Thirteen Weeks Ended

	May 31, 2003	June 1, 2002

RETAINED EARNINGS (DEFICIT):
Balance at beginning of period	$(15,440,263)	$2,768,845
Net income (loss)	376,235	(18,718,136)
Distributions of special purpose leasing entity	(186,000)	—

Balance at end of period	$(15,250,028)	$(15,949,291)

NET INCOME PER COMMON SHARE – BASIC AND DILUTED
Income (loss) before cumulative effect of accounting change	$3.76	$(1.14)
Cumulative effect of accounting change	—	(186.05)

Net income (loss)	$3.76	$(187.19)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	100,000	100,000

     See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended

	May 31, 2003	June 1, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$376,235	$(18,718,136)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	18,604,534
Depreciation	1,150,757	988,667
Amortization of deferred loan origination fees	210,646	137,150
Loss on disposition of property, plant and equipment, net	—	23,408
Decrease in other assets	17,858	17,859
Decrease in other long-term liabilities	(88,916)	(82,428)
Changes in operating assets and liabilities:
Receivables	1,580,731	2,958,845
Inventories	(3,148,649)	(7,533,296)
Refundable income taxes, prepaid expenses and other current assets	1,726,692	(478,199)
Trade accounts payable and other accrued liabilities	3,772,807	2,816,561

Total adjustments	5,221,926	17,453,101

Net cash provided by (used in) operating activities	5,598,161	(1,265,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	—	30,000
Capital expenditures	(4,668,501)	(1,957,817)

Net cash used in investing activities	(4,668,501)	(1,927,817)

     See accompanying notes to unaudited consolidated financial statements.

	Thirteen Weeks Ended

	May 31, 2003	June 1, 2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	(312,320)	659,319
Principal payments on long-term debt	(93,917)	(100,893)
Loan origination fees	(22,500)	(1,558,611)
Distributions by special purpose leasing entity	(186,000)	(320,594)

Net cash used in financing activities	(614,737)	(1,320,779)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	314,923	(4,513,631)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	274,329	4,577,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$589,252	$64,351

See accompanying notes to unaudited consolidated financial statements.

     PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2003 and March 1, 2003, the results of operations for the thirteen weeks ended May 31, 2003 and June 1, 2002, and the cash flows of the Company for the thirteen weeks ended May 31, 2003 and June 1, 2002. The thirteen week period ended May 31, 2003 is referred to as “first quarter 2004” and the thirteen week period ended June 1, 2002 is referred to as “first quarter 2003.” Financial statement presentation used for the first quarter 2003 have been reclassified, where applicable, to conform to financial statement presentation used for the first quarter 2004.

     The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

     The results of interim operations for first quarter 2004 are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s March 1, 2003 audited consolidated financial statements and notes thereto.

2.	Inventories

A summary of inventories, by major classifications, follows:

	May 31, 2003	March 1, 2003

Manufacturing supplies	$1,420,374	$1,361,313
Raw materials	6,490,724	6,688,473
Finished goods	27,803,342	24,531,036
Work in process	18,986	3,955

Total	$35,733,426	$32,584,777

3.	Intangible Assets

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets,” which was effective for the fiscal year beginning March 3, 2002. SFAS 142 required, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon the Company’s adoption of SFAS 142 on March 3, 2002, the Company ceased amortizing goodwill and indefinite-lived intangibles. Prior to the Company’s adoption of SFAS 142, Goodwill and other intangible assets were being amortized using the straight line method over a period of 30 years. Also effective March 3, 2002, the Company reclassified the value of its assembled workforce to goodwill.

     As prescribed under SFAS 142, the Company tested goodwill for impairment during fiscal 2003 using a two-step process. The Company utilized a valuation technique based on market values of publicly-traded equity, as adjusted, plus publicly-owned subordinated notes, which were determined in conjunction with the Management Buyout in fiscal 2003.

At the date of adoption, management determined that the entire carrying amount of the goodwill balance was impaired. The carrying amount, $29,019,571, was written-off as the Cumulative Effect of an Accounting Change, net of income taxes of $10,415,037, in the statement of operations for the quarter ended June 1, 2002.

4.	Long-Term Debt

     Effective May 29, 2002, the Company obtained a five-year variable rate secured credit facility in an aggregate amount up to $50 million. The facility includes a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. The collateral for the facility includes substantially all of the Company’s assets. As of May 31, 2003, the Company had borrowings under this facility of $14.8 million and borrowing availability of approximately $0.1 million. As of June 1, 2002, the Company had borrowings under this facility of $0.6 million and borrowing availability of approximately $18.2 million. In addition, at May 31, 2003 and June 1, 2002, the Company was in compliance with the financial covenants under this facility (see —Item 5 “Other Information”).

     The Company’s Chairman and Vice Chairman agreed to guarantee payment of the $50 million facility in exchange for guarantee fees to be paid annually in advance, equal to 1.5% each of the amount committed for lending under the facility. As of May 31, 2003, all guarantee fees previously paid were fully amortized, and no additional guarantee fees were paid.

     Subsequent to the end of First Quarter Fiscal 2004, effective August 13, 2003, the Company terminated its five-year variable-rate $50 million revolving credit facility. Existing debt issuance costs related to the Company’s former $50 million facility in the amount of $1.2 million were written off and charged to interest expense in conjunction with the termination of this facility. A prepayment penalty in the amount of $1 million was paid to the former lender and charged to interest expense, also in conjunction with the termination of this facility. Also effective August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from a new lender, which includes a $5 million real estate term loan subline, a $5 million equipment term loan subline and a $7.5 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new facility at August 13, 2003 was 5% (prime plus 1%). In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures. The Company’s Chairman and Vice Chairman did not guarantee payment of the new facility, nor are they receiving guarantee fees.

5.	Common Stock

     On July 26, 2002, PF Management, Inc. closed its management buyout of the Company. This going-private transaction resulted in the exchange of each share of common stock owned by a person other than PF Management for the right to receive $2.50 in cash. There were 5,781,480 shares issued and outstanding immediately before the closing. Of that amount, 2,151,268 shares were owned by persons other than PF Management. After the closing, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 100,000 shares of Class A common stock as the only authorized class of capital stock of the Company. All 100,000 shares of authorized common stock have been issued to PF Management. All per share amounts have been retroactively restated for all periods presented to reflect the transaction.

6.	Comprehensive Income

     Total comprehensive income (loss) is comprised solely of net income (loss) in first quarter 2004 and first quarter 2003. Comprehensive income (loss) was $376,235 and ($18,718,136) for the first quarter 2004 and the first quarter 2003, respectively.

7.	Supplemental Cash Flow Disclosures - Cash Paid (Received) During the Period

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 31, 2003	June 1, 2002

Interest	$80,247	$189,739

Income taxes net of refunds received	$—	$(67,900)

8.	Recently Issued Accounting Guidance.

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

9.	Related Party Transactions

     At May 31, 2003, there were no significant changes in related party transactions from those described at March 1, 2003. However, as described in Part II, Item 5 of this report, Item 13 of the 10-K for the fiscal year ended March 1, 2003, as well as in Note 17 “Subsequent Events” in the Company’s annual report for the year ended March 1, 2003, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

     Revenues, net. Net revenues increased by $19.6 million, or 31.7%. The increase in net revenues was primarily due to the substantial development of national business with an existing customer, short term co-packing operations and an increase in existing product lines.

     Cost of goods sold. Cost of goods sold increased by $16.0 million, or 39.7%. As a percentage of revenues, cost of goods sold increased from 65.1% to 69.0%. This increase primarily was due to a change in product mix to lower margin products, offset by lower fixed overhead due to increased production as a result of the Cincinnati plant expansion.

     Selling, general and administrative. Selling, general and administrative expenses increased by $2.5 million, or 14.3%, primarily due to an increase in distribution expense on higher product volumes. As a percentage of revenues, selling, general and administrative expenses decreased from 28.4% to 24.7%.

     Depreciation and amortization. Depreciation and amortization expense increased by $0.2 million, or 16.4%, due primarily to capital expenditures associated with the fiscal 2003 Cincinnati plant expansion.

     Other expense, net. The primary component of net other expense for first quarter 2004 and first quarter 2003 is interest expense. Interest expense consists primarily of interest on fixed and variable rate long-term debt (see -— “Liquidity and Capital Resources” below). Net other expense increased by $0.2 million or 7.6% in first quarter 2004.

     Income taxes. The effective tax rate for first quarter 2004 was 33.3% compared to 32.2% for first quarter 2003. The increase in the effective tax rate is due primarily to the effects of permanent differences and compensation deduction limitations in fiscal 2003.

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

     Goodwill and Other Intangible Assets. During fiscal 2003, upon adoption of SFAS 142, the Company determined that the entire carrying amount of the goodwill balance was impaired. The carrying amount, $29,019,571, net was written-off at March 3, 2002 as the Cumulative Effect of an Accounting Change, net of income taxes of $10,415,037 in the statement of operations.

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

     Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 22% of revenues for the three month period ended May 31, 2003. Accounts receivable at May 31, 2003 included receivables from the Company’s largest customer totaling $3.1 million.

     Going Concern Assumption. Significant assumptions underlie the belief that the Company anticipates that its fiscal 2004 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its $40 million credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant capital requirements of the Company.

Liquidity and Capital Resources

     Net cash provided by operating activities was $5.6 million for first quarter 2004, as compared to net cash used in operating activities of $1.3 million for first quarter 2003. The primary components of the change in net cash provided by operating activities were 1) an increase in trade accounts payable and other accrued liabilities of $3.8 million; 2) a decrease in accounts receivable of $1.6 million; and 3) a decrease in refundable income taxes, prepaid expenses and other current assets of $1.7 million; offset by 4) an increase in inventory of $3.1 million.

     Net cash used in investing activities was $4.7 million for first quarter 2004, compared to $1.9 million for first quarter 2003, due to an increase in capital expenditures for a plant expansion and various plant improvements.

     Net cash used in financing activities was $0.6 million for first quarter 2004, compared to $1.3 million for first quarter 2003. The decrease in cash used in financing activities was due primarily to loan origination fees of $1.6 million incurred in first quarter 2003 that did not occur in first quarter 2004.

     Effective May 29, 2002, the Company obtained a five-year variable-rate $50 million revolving credit facility, which included a $16 million term loan subline, a $10 million capital expenditures subline and a $7 million letter of credit subfacility. Funds available under this facility were available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility had floating interest rates based upon the interest rate option selected from time to time by the Company and were secured by a first-priority security interest in substantially all of the Company’s assets. In addition, the Company was required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     As of May 31, 2003, the Company had borrowings under the facility of $14.8 million and borrowing availability of approximately $0.1 million. As of June 1, 2002, the Company had borrowings under the credit facility of $0.6 and borrowing availability of approximately $18.2 million. In addition, at May 31, 2003 and June 1, 2002, the Company was in compliance with the financial covenants under this facility (see —Item 5 “Other Information”).

     Subsequent to the end of First Quarter Fiscal 2004, effective August 13, 2003, the Company terminated its five-year variable-rate $50 million revolving credit facility. Existing debt issuance costs related to the Company’s former $50 million facility in the amount of $1.2 million were written off and charged to interest expense in conjunction with the termination of this facility. A prepayment penalty in the amount of $1 million was paid to the former lender and charged to interest expense, also in conjunction with the termination of this facility. Also effective August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from a new lender, which includes a $5 million real estate term loan subline, a $5 million equipment term loan subline and a $7.5 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new facility at August 13, 2003 was 5% (prime plus 1%). In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     The Company has budgeted approximately $11.4 million for capital expenditures for the remainder of fiscal 2004. These expenditures are primarily for the Cincinnati plant expansion, routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the new $40 million credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

     If the Company continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for plant expansion projects to provide operating capacity to satisfy increased demand. Management believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the new $40 million credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

     The Company anticipates continued sales growth in key market areas. As noted above, however, this growth will require future capital expansion projects to increase existing plant capacity to satisfy increased demand. Sales growth, improved operating performance and expanded plant capacity - none of which is assured - will be necessary for the Company to continue to service existing debt.

Seasonality

     Except for sales to school districts, which represent approximately 21% of total sales and which decline during the early spring and summer and early January, there is no significant seasonal variation in sales.

Management Buyout

     On July 26, 2002, the Company’s shareholders approved the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002 and the management buyout of the Company was completed on July 26, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in its annual report for the fiscal year ended March 1, 2003, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at May 31, 2003 or March 1, 2003. Certain of the Company’s outstanding nonderivative financial instruments at May 31, 2003 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at May 31, 2003 have not changed materially since March 1, 2003. Of the long-term debt outstanding at May 31, 2003, the $115.0 million of Senior Notes accrued interest at a fixed rate, while the $14.8 million of outstanding borrowings under the revolving credit facility and the $5.5 million of obligation of special purpose entity accrued interest at variable rates. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during first quarter 2004 would have decreased net income for that period by approximately $9,792.

Cautionary Statement As To Forward Looking Information

     Certain statements made in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include: substantial leverage and insufficient cash flow from operations; restrictions imposed by the Company’s debt instruments; management control; restriction of payment of dividends; competitive considerations; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies; dependence on key personnel; potential labor disruptions and other factors, risks and uncertainties identified in Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on March 9, 2004 and in our other filings with the SEC. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

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

     Also concurrently with the execution of the Fourth Supplemental Indenture, the Company assumed approximately $15.4 million of debt of PF Management and took title to an aircraft transferred from a related party subject to existing purchase money debt. Principal payments of the former PF Management debt will be approximately $4.8 million during fiscal year 2005, $3.6 million during fiscal year 2006 and $7.0 million during fiscal year 2007.

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

PIERRE FOODS, INC.

Date:	March 9, 2004	By: /S/ NORBERT E. WOODHAMS

Norbert E. Woodhams
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 9, 2004	By: /S/ PAMELA M. WITTERS

Pamela M. Witters
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

3.2	Amended and Restated Bylaws of Pierre Foods, Inc., dated September 18, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

3.3	Agreement and Restated Agreement and Plan of Share Exchange between Pierre Foods, Inc. and PF Management, Inc., dated as of December 20, 2001 (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement on Schedule 14A file on January 24, 2002)

3.4	Articles of Restatement of Pierre Foods, Inc., dated July 30, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

4.1	Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2	Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3	Registration Rights Agreement, dated June 9, 1998, among the Company, certain Guarantors and certain Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.4	Form of Initial Global Note (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.5	Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.6	Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.7	Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998 and incorporated herein by reference)

4.8	First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

4.9	Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.10	Third Supplemental Indenture dated as of October 8, 1999 between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

Exhibit No.	Description

4.11	Fourth Supplemental Indenture dated as of March 8, 2004 between the Company and U.S. Bank National Association, Trustee (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

32	Written Statement pursuant to 18 U.S.C. '1350 for the Chief Executive Officer and Chief Financial Officer

     The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.