Form 10-Q
period 2003-08-30
PIERRE FOODS INC
filed 2004-03-09
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 30, 2003

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

PIERRE FOODS, INC.

INDEX

Page No.

Part I. Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets - August 30, 2003 and March 1, 2003	3 - 4
Consolidated Statements of Operations and Retained Earnings - Thirteen Weeks Ended August 30, 2003 and Thirteen Weeks Ended August 31, 2002	5 - 6
Consolidated Statements of Operations and Retained Earnings - Twenty-Six Weeks Ended August 30, 2003 and Twenty-Six Weeks Ended August 31, 2002	7 - 8
Consolidated Statements of Cash Flows - Twenty-Six Weeks Ended August 30, 2003 and Twenty-Six Weeks Ended August 31, 2002	9 - 10
Notes to Consolidated Financial Statements	11 - 13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20
Part II. Other Information:
Item 5. Other Information	21 - 23
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25
Index to Exhibits	26 - 27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	August 30, 2003	March 1, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,977	$274,329
Certificates of deposit of special purpose entity	1,240,000	1,240,000
Accounts receivable, net	24,759,993	23,654,358
Inventories	34,644,667	32,584,777
Refundable income taxes	818,941	165,829
Deferred income taxes	2,642,526	2,642,526
Prepaid expenses and other current assets (includes prepayments to related parties of $375,000 at March 1, 2003)	1,758,015	3,264,746

Total current assets	66,011,119	63,826,565

PROPERTY, PLANT AND EQUIPMENT, NET	60,562,108	55,549,083

OTHER ASSETS:
Trade name, net	38,808,636	38,808,636
Note receivable – related party	993,247	993,247
Deferred income taxes	6,283,871	6,283,871
Deferred loan origination fees, net	1,920,139	2,950,109
Other	333,788	369,500

Total other assets	48,339,681	49,405,363

Total Assets	$174,912,908	$168,781,011

     See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

	(Unaudited)
	August 30, 2003	March 1, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$377,155	$369,467
Trade accounts payable	6,531,221	9,422,256
Accrued interest	3,039,959	3,056,662
Accrued payroll and payroll taxes	5,706,695	5,929,464
Accrued promotions	3,016,592	2,280,788
Accrued taxes (other than income and payroll)	899,725	561,642
Other accrued liabilities (includes related party liabilities of $4,527,040 and $425,330 at August 30, 2003 and March 1, 2003, respectively)	5,685,580	1,490,086

Total current liabilities	25,256,927	23,110,365

LONG-TERM DEBT, less current installments	136,494,023	130,387,174

OBLIGATION OF SPECIAL PURPOSE ENTITY	5,440,710	5,591,813

OTHER LONG-TERM LIABILITIES	514,219	693,750

SHAREHOLDERS’ EQUITY:
Common stock – Class A, 100,000 shares authorized, issued and outstanding at August 30, 2003 and March 1, 2003	29,438,172	29,438,172
Retained earnings (deficit)	(17,231,143)	(15,440,263)
Note receivable – related party	(5,000,000)	(5,000,000)

Total shareholders’ equity	7,207,029	8,997,909

Total Liabilities and Shareholders’ Equity	$174,912,908	$168,781,011

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Thirteen Weeks Ended

	August 30, 2003	August 31, 2002

REVENUES	$81,248,052	$61,843,102

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,089,235 and $1,013,356 in fiscal 2004 and fiscal 2003, respectively)	58,209,167	40,979,098
Selling, general and administrative expenses (includes related party transactions totaling $7,568,055 and $6,449,381 in fiscal 2004 and fiscal 2003, respectively)	18,964,282	17,309,562
(Gain) loss on disposition of property, plant and equipment, net	632	(13,000)
Depreciation	1,164,222	978,693

Total costs and expenses	78,338,303	59,254,353

OPERATING INCOME	2,909,749	2,588,749

OTHER INCOME (EXPENSE):
Interest expense	(5,883,160)	(3,615,736)
Other income, net - (including interest) (includes related party income of $192,484 in fiscal 2003)	—	213,616

Other expense, net	(5,883,160)	(3,402,120)

LOSS BEFORE INCOME TAX BENEFIT	(2,973,411)	(813,371)
INCOME TAX BENEFIT	1,039,296	142,233

NET LOSS	$(1,934,115)	$(671,138)

See accompanying notes to unaudited consolidated financial statements.

	Thirteen Weeks Ended

	August 30, 2003	August 31, 2002

RETAINED EARNINGS (DEFICIT):
Balance at beginning of period	$(15,250,028)	$(15,949,291)
Net loss	(1,934,115)	(671,138)
Distributions of special purpose leasing entity	(47,000)	(1,009,196)

Balance at end of period	$(17,231,143)	$(17,629,625)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(19.34)	$(6.71)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Twenty-Six Weeks Ended

	August 30, 2003	August 31, 2002

REVENUES	$162,727,921	$123,721,531

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $2,529,440 and $2,200,157 in fiscal 2004 and fiscal 2003, respectively)	114,429,082	81,231,933
Selling, general and administrative expenses (includes related party transactions totaling $15,408,207 and $12,748,123 in fiscal 2004 and fiscal 2003, respectively)	39,061,557	34,886,063
Loss on disposition of property, plant and equipment, net	632	10,408
Depreciation	2,314,979	1,967,360

Total costs and expenses	155,806,250	118,095,764

OPERATING INCOME	6,921,671	5,625,767

OTHER INCOME (EXPENSE):
Interest expense	(9,330,640)	(7,033,251)
Other income, net - (including interest) (includes related party income of $387,484 in fiscal 2003)	—	426,558

Other expense, net	(9,330,640)	(6,606,693)

LOSS BEFORE INCOME TAX BENEFIT AND CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,408,969)	(980,926)
INCOME TAX BENEFIT	851,089	196,186

LOSS BEFORE CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,557,880)	(784,740)
CUMMULATIVE EFFECT OF ACCOUNTING CHANGE (net of income tax benefit of $10,415,037 in fiscal 2003)	—	(18,604,534)

NET LOSS	$(1,557,880)	$(19,389,274)

See accompanying notes to unaudited consolidated financial statements.

	Twenty-Six Weeks Ended

	August 30, 2003	August 31, 2002

RETAINED EARNINGS (DEFICIT):
Balance at beginning of period	$(15,440,263)	$2,768,845
Net loss	(1,557,880)	(19,389,274)
Distributions of special purpose leasing entity	(233,000)	(1,009,196)

Balance at end of period	$(17,231,143)	$(17,629,625)

NET INCOME PER COMMON SHARE – BASIC AND DILUTED
Loss before cumulative effect of accounting change	$(15.58)	$(7.85)
Cumulative effect of accounting change	—	(186.05)

Net loss	$(15.58)	$(193.90)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended

	August 30, 2003	August 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,557,880)	$(19,389,274)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	18,604,534
Depreciation	2,314,979	1,967,360
Amortization of deferred loan origination fees	416,637	339,420
Write-off of deferred loan origination fees	1,233,530	—
Loss on disposition of property, plant and equipment, net	632	10,408
Decrease in other assets	35,716	35,717
Decrease in other long-term liabilities	(179,531)	(166,433)
Changes in operating assets and liabilities:
Receivables	(1,105,635)	(1,876,550)
Inventories	(2,059,890)	(9,852,094)
Refundable income taxes, prepaid expenses and other current assets	853,617	(1,938,712)
Trade accounts payable and other accrued liabilities	2,138,874	2,995,353

Total adjustments	3,648,929	10,119,003

Net cash provided by (used in) operating activities	2,091,049	(9,270,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	500	43,000
Capital expenditures	(7,329,138)	(8,828,745)

Net cash used in investing activities	(7,328,638)	(8,785,745)

See accompanying notes to unaudited consolidated financial statements.

	Twenty-Six Weeks Ended

	August 30, 2003	August 31, 2002

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit agreement with former lender	$(15,085,146)	$—
Net borrowings under new revolving credit agreement	21,109,082	16,249,527
Principal payments on long-term debt	(60,502)	(93,061)
Loan origination fees	(620,197)	(1,583,467)
Distributions by special purpose leasing entity	(233,000)	(1,009,196)

Net cash provided by financing activities	5,110,237	13,563,803

NET DECREASE IN CASH AND CASH EQUIVALENTS	(127,352)	(4,492,213)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	274,329	4,577,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,977	$85,769

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The financial information as of March 1, 2003, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 30, 2003 and March 1, 2003, the results of operations for the thirteen weeks and twenty-six weeks ended August 30, 2003 and August 31, 2002, and the cash flows of the Company for the twenty-six weeks ended August 30, 2003 and August 31, 2002. The thirteen week period ended August 30, 2003 is referred to as “second quarter 2004” and the thirteen week period ended August 31, 2002 is referred to as “second quarter 2003.” Financial statement presentation used for the year-to-date period ended August 31, 2002 (“fiscal 2003”) have been reclassified, where applicable, to conform to financial statement presentation used for the year-to-date period ended August 30, 2003 (“fiscal 2004”).

     The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

     The results of interim operations for fiscal 2004 are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s March 1, 2003 audited consolidated financial statements and notes thereto.

2. Inventories

     A summary of inventories, by major classifications, follows:

	August 30, 2003	March 1, 2003

Manufacturing supplies	$1,370,065	$1,361,313
Raw materials	5,086,640	6,688,473
Finished goods	28,183,353	24,531,036
Work in process	4,609	3,955

Total	$34,644,667	$32,584,777

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

     As prescribed under SFAS 142, the Company tested goodwill for impairment during fiscal 2003 using a two-step process. The Company utilized a valuation technique based on market values of publicly-traded equity, as adjusted, plus publicly-owned subordinated notes, which were determined in conjunction with the Management Buyout in fiscal 2003. At the date of adoption management determined that the entire carrying amount of the goodwill balance was impaired. The carrying amount, $29,019,571, was written-off as the Cumulative Effect of an Accounting Change, net of income taxes of $10,415,037 in the statement of operations for the quarter ended June 1, 2002.

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

     As of August 30, 2003, the Company had borrowings under this new facility of $21.1 million and borrowing availability of approximately $15.1 million. As of August 31, 2002, the Company had borrowings under its former $50 million credit facility of $16.2 and borrowing availability of approximately $3.6 million. In addition, at August 30, 2003 and August 31, 2002, the Company was in compliance with the financial covenants under each of the facilities (see—Item 5 “Other Information”).

     The Company’s Chairman and Vice Chairman agreed to guarantee payment of the former $50 million facility in exchange for guarantee fees to be paid annually in advance, equal to 1.5% each of the amount committed for lending under the former facility. The Company’s Chairman and Vice Chairman were not required to guarantee payment under the new $40 million credit facility.

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

6.     Comprehensive Income

     Total comprehensive loss is comprised solely of net loss in fiscal 2004 and fiscal 2003. Comprehensive loss was $1,934,115 and $671,138 for the second quarter 2004 and the second quarter 2003, respectively; and $1,557,880 and $19,389,274 for fiscal 2004 and fiscal 2003, respectively.

7. Supplemental Cash Flow Disclosures - Cash Paid (Received) During the Period

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 30, 2003	August 31, 2002

Interest	$7,650,248	$6,710,719

Income taxes net of refunds received	$(197,977)	$(152,616)

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

9. Related Party Transactions

     At August 30, 2003, there were no significant changes in related party transactions from those described at March 1, 2003. However, as described in Part II, Item 5 of this report, Item 13 of the 10-K for the fiscal year ended March 1, 2003, as well as in Note 17 “Subsequent Events” in the Company’s annual report for the year ended March 1, 2003, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2004 Compared to Second Quarter 2003

     Revenues, net. Net revenues increased by $19.4 million, or 31.4%. The increase in net revenues was primarily due to the substantial development of national business with an existing customer, increased retail business with an existing customer, short term co-packing operations and an increase in sales of existing product lines.

     Cost of goods sold. Cost of goods sold increased by $17.2 million, or 42.0%. As a percentage of revenues, cost of goods sold increased from 66.3% to 71.6%. This increase primarily was due to a change in product mix to lower margin products, offset by lower fixed overhead due to increased production as a result of the Cincinnati plant expansion.

     Selling, general and administrative. Selling, general and administrative expenses increased by $1.7 million, or 9.6%, primarily due to an increase in distribution expense on higher product volumes. As a percentage of revenues, selling, general and administrative expenses decreased from 28.0% to 23.3%.

     Depreciation. Depreciation expense increased by $0.2 million, or 19.0%, due primarily to capital expenditures associated with the fiscal 2003 and fiscal 2004 Cincinnati plant expansions.

     Other expense, net. The primary component of net other expense for second quarter 2004 and second quarter 2003 is interest expense. Interest expense consists primarily of interest on fixed and variable rate long-term debt, in addition to expense incurred due to the early extinguishment of the Company’s $50 million revolving loan in second quarter 2004. Net other expense increased by $2.5 million or 72.9% in second quarter 2004 primarily due to the write-off of loan commitment fees and a prepayment penalty associated with the early extinguishment of that credit facility and due to increased borrowings under the revolving credit facility, both of which were charged to interest expense (see -— “Liquidity and Capital Resources” below for further discussion on the change in credit facilities).

     Income taxes. The effective tax rate for second quarter 2004 was 35.0% compared to 17.5% for second quarter 2003. The increase in the effective tax rate is due primarily to the effects of permanent differences and compensation deduction limitations in fiscal 2003.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

     Revenues, net. Net revenues increased by $39.0 million, or 31.5%. The increase in net revenues was primarily due to the substantial development of national business with an existing customer, increased retail business with an existing customer, short term co-packing operations and an increase in sales of existing product lines.

     Cost of goods sold. Cost of goods sold increased by $33.2 million, or 40.9%. As a percentage of revenues, cost of goods sold increased from 65.7% to 70.3%. The increase primarily was due to a change in product mix to lower margin products, offset by lower fixed overhead due to increased production as a result of the Cincinnati plant expansion.

     Selling, general and administrative. Selling, general and administrative expenses increased by $4.2 million, or 12.0%, primarily due to an increase in distribution expense on higher product volumes. As a percentage of revenues, selling, general and administrative expenses decreased from 28.2% to 24.0%.

     Depreciation. Depreciation expense increased by $0.3 million, or 17.7%, due primarily to capital expenditures associated with the fiscal 2003 and fiscal 2004 Cincinnati plant expansions.

     Other expense, net. The primary component of net other expense for fiscal 2004 and fiscal 2003 is interest expense. Interest expense consists primarily of interest on fixed and variable rate long-term debt, in addition to expense incurred due to the early extinguishment of the Company’s $50 million revolving credit loan in fiscal 2004. Net other expense increased by $2.7 million or 41.2% in fiscal 2004 due to increased borrowings under the revolving credit facility and due to the write-off of loan commitment fees and a prepayment penalty associated with the change in credit facilities and early extinguishment of that credit facility, both of which were charged to interest expense (see -— “Liquidity and Capital Resources” below for further discussion on the change in credit facilities).

     Income taxes. The effective tax rate for fiscal 2004 was 35.3% compared to 20.0% for fiscal 2003. The increase in the effective tax rate is due primarily to the effects of permanent differences and compensation deduction limitations in fiscal 2003.

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

     Goodwill and Other Intangible Assets. During fiscal 2003, upon adoption of SFAS 142, the Company determined that the entire carrying amount of the goodwill balance was impaired. The carrying amount, $29,019,571, was written-off at March 3, 2002 as the Cumulative Effect of an Accounting Change, net of income taxes of $10,415,037 in the statement of operations. See Note 2 –Summary of Significant Accounting Policies – for further discussion.

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

     Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 22.2% and 22.5% of revenues for the three and six-month periods ended August 30, 2003, respectively. Accounts receivable at August 30, 2003 included receivables from the Company’s largest customer totaling $2.4 million.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $2.1 million for fiscal 2004, as compared to net cash used in operating activities of $9.3 million for fiscal 2003. The primary components of the net cash provided by operating activities were 1) an increase in trade accounts payable and other accrued liabilities of $2.1 million and 2) the write-off of deferred loan fees of $1.2 million in conjunction with the termination of the Company’s $50 million revolving credit facility; offset by 3) an increase in inventory of $2.1 million; and 4) an increase in accounts receivable of $1.1 million.

     Net cash used in investing activities was $7.3 million for fiscal 2004, compared to $8.8 million for fiscal 2003. Significant capital expenditures for a plant expansion and various plant improvements occurred in both fiscal 2004 and fiscal 2003.

     Net cash provided by financing activities was $5.1 million for fiscal 2004, compared to $13.6 million for fiscal 2003. The decrease in cash provided by financing activities was due primarily to the repayment of the revolving credit agreement with the former lender offset by the net borrowings under the new revolving credit agreement.

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

     As of August 30, 2003, the Company had borrowings under this new facility of $21.1 million and borrowing availability of approximately $15.1 million. As of August 31, 2002, the Company had borrowings under its former $50 million credit facility of $16.2 and borrowing availability of approximately $3.6 million. In addition, at August 30, 2003 and August 31, 2002, the Company was in compliance with the financial covenants under each of the facilities (see —Item 5 “Other Information”).

     The Company has budgeted approximately $8.8 million for capital expenditures for the remainder of fiscal 2004. These expenditures are primarily for the routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the new $40 million credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in its annual report for the fiscal year ended March 1, 2003, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at August 30, 2003 or March 1, 2003. Certain of the Company’s outstanding nonderivative financial instruments at August 30, 2003 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at August 30, 2003 have not changed materially since March 1, 2003. Of the long-term debt outstanding at August 30, 2003, the $115.0 million of Senior Notes accrued interest at a fixed rate, while the $21.1 million of outstanding borrowings under the revolving credit facility and the $5.4 million of obligation of special purpose entity accrued interest at variable rates. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during fiscal 2004 would have decreased net income for that period by approximately $21,326.

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