Form 10-Q
period 2003-11-29
PIERRE FOODS INC
filed 2004-03-09
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 29, 2003

     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from___________to___________

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2004

Class A Common Stock	100,000

PIERRE FOODS, INC.

INDEX

Page No.

Part I. Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets - November 29, 2003 and March 1, 2003	3 - 4
Consolidated Statements of Operations and Retained Earnings (Deficit)- Thirteen Weeks Ended November 29, 2003 and Thirteen Weeks Ended November 30, 2002	5 – 6
Consolidated Statements of Operations and Retained Earnings (Deficit) - Thirty-Nine Weeks Ended November 29, 2003 and Thirty-Nine Weeks Ended November 30, 2002	7 – 8
Consolidated Statements of Cash Flows - Thirty-Nine Weeks Ended November 29, 2003 and Thirty-Nine Weeks Ended November 30, 2002	9 - 10
Notes to Consolidated Financial Statements	11 - 13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20
Part II. Other Information:
Item 5. Other Information	21 - 23
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25
Index to Exhibits	26 - 27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	November 29, 2003	March 1, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,442,679	$274,329
Certificates of deposit of special purpose entity	1,240,000	1,240,000
Accounts receivable, net	24,080,332	23,654,358
Inventories	37,974,435	32,584,777
Refundable income taxes	—	165,829
Deferred income taxes	2,642,526	2,642,526
Prepaid expenses and other current assets (includes prepayments to related parties of $375,000 at March 1, 2003)	2,062,013	3,264,746

Total current assets	69,441,985	63,826,565

PROPERTY, PLANT AND EQUIPMENT, NET	60,581,651	55,549,083

OTHER ASSETS:
Trade name, net	38,808,636	38,808,636
Note receivable – related party	993,247	993,247
Deferred income taxes	6,283,871	6,283,871
Deferred loan origination fees, net	1,785,056	2,950,109
Other	315,925	369,500

Total other assets	48,186,735	49,405,363

Total Assets	$178,210,371	$168,781,011

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

	(Unaudited)
	November 29, 2003	March 1, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,581,983	$369,467
Trade accounts payable	5,203,991	9,422,256
Accrued interest	6,113,695	3,056,662
Accrued payroll and payroll taxes	5,635,883	5,929,464
Accrued promotions	2,878,712	2,280,788
Income taxes payable	136,931	—
Accrued taxes (other than income and payroll)	517,823	561,642
Other accrued liabilities (includes related party liabilities of $6,214,873 and $425,330 at November 29, 2003 and March 1, 2003, respectively)	7,435,281	1,490,086

Total current liabilities	29,504,299	23,110,365

LONG-TERM DEBT, less current installments	133,945,291	130,387,174

OBLIGATION OF SPECIAL PURPOSE ENTITY	5,363,554	5,591,813

OTHER LONG-TERM LIABILITIES	421,870	693,750

SHAREHOLDERS’ EQUITY:
Common stock – Class A, 100,000 shares authorized, issued and outstanding at November 29, 2003 and March 1, 2003	29,438,172	29,438,172
Retained earnings (deficit)	(15,462,815)	(15,440,263)
Note receivable – related party	(5,000,000)	(5,000,000)

Total shareholders’ equity	8,975,357	8,997,909

Total Liabilities and Shareholders’ Equity	$178,210,371	$168,781,011

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Deficit)

(Unaudited)

	Thirteen Weeks Ended

	November 29, 2003	November 30, 2002

REVENUES	$93,824,930	$79,032,831

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,383,924 and $1,203,822 in fiscal 2004 and fiscal 2003, respectively)	66,502,119	52,655,502
Selling, general and administrative expenses (includes related party transactions totaling $7,814,502 and $5,126,569 in fiscal 2004 and fiscal 2003, respectively)	19,739,796	18,423,691
(Gain) loss on disposition of property, plant and equipment, net	22,253	(5,492)
Depreciation	1,165,673	1,003,958

Total costs and expenses	87,429,841	72,077,659

OPERATING INCOME	6,395,089	6,955,172

OTHER INCOME (EXPENSE):
Interest expense	(3,670,889)	(3,587,361)
Other income, net - (including interest) (includes related party income of $1,061 in fiscal 2003)	—	16,117

Other expense, net	(3,670,889)	(3,571,244)

INCOME BEFORE INCOME TAX PROVISION	2,724,200	3,383,928
INCOME TAX PROVISION	(955,872)	(1,223,048)

NET INCOME	$1,768,328	$2,160,880

See accompanying notes to unaudited consolidated financial statements.

	Thirteen Weeks Ended

	November 29, 2003	November 30, 2002

RETAINED EARNINGS (DEFICIT):
Balance at beginning of period	$(17,231,143)	$(17,629,625)
Net income	1,768,328	2,160,880
Distributions of special purpose leasing entity	—	226,894

Balance at end of period	$(15,462,815)	$(15,241,851)

NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$17.68	$21.61

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Deficit)

(Unaudited)

	Thirty-Nine Weeks Ended

	November 29, 2003	November 30, 2002

REVENUES	$256,552,851	$202,754,362

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $3,913,364 and $3,403,979 in fiscal 2004 and fiscal 2003, respectively)	180,931,201	133,887,435
Selling, general and administrative expenses (includes related party transactions totaling $23,222,709 and $17,874,692 in fiscal 2004 and fiscal 2003, respectively)	58,801,353	53,309,754
Loss on disposition of property, plant and equipment, net	22,885	4,916
Depreciation	3,480,652	2,971,318

Total costs and expenses	243,236,091	190,173,423

OPERATING INCOME	13,316,760	12,580,939

OTHER INCOME (EXPENSE):
Interest expense	(13,001,529)	(10,620,612)
Other income, net - (including interest) (includes related party income of $388,545 in fiscal 2003)	—	442,675

Other expense, net	(13,001,529)	(10,177,937)

INCOME BEFORE INCOME TAX PROVISION AND CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	315,231	2,403,002
INCOME TAX PROVISION	(104,783)	(1,026,862)

INCOME BEFORE CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	210,448	1,376,140
CUMMULATIVE EFFECT OF ACCOUNTING CHANGE (net of income tax benefit of $10,415,037 in fiscal 2003)	—	(18,604,534)

NET INCOME/(LOSS)	$210,448	$(17,228,394)

See accompanying notes to unaudited consolidated financial statements.

	Thirty-Nine Weeks Ended

	November 29, 2003	November 30, 2002

RETAINED EARNINGS (DEFICIT):
Balance at beginning of period	$(15,440,263)	$2,768,845
Net income/(loss)	210,448	(17,228,394)
Distributions of special purpose leasing entity	(233,000)	(782,302)

Balance at end of period	$(15,462,815)	$(15,241,851)

NET INCOME/(LOSS) PER COMMON SHARE – BASIC AND DILUTED
Income/(loss) before cumulative effect of accounting change	$2.10	$13.76
Cumulative effect of accounting change	—	(186.05)

Net income/(loss)	$2.10	$(172.29)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended

	November 29, 2003	November 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$210,448	$(17,228,394)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	18,604,534
Depreciation	3,480,652	2,971,318
Amortization of deferred loan origination fees	594,879	542,841
Write-off of deferred loan origination fees	1,233,530	—
Loss on disposition of property, plant and equipment, net	22,885	4,916
Decrease in other assets	53,574	53,650
Decrease in other long-term liabilities	(271,880)	(251,699)
Changes in operating assets and liabilities:
Receivables	(425,974)	(3,611,700)
Inventories	(5,389,658)	(3,662,574)
Refundable income taxes, prepaid expenses and other current assets	1,368,562	(1,171,596)
Trade accounts payable and other accrued liabilities	5,181,418	8,160,176

Total adjustments	5,847,988	21,639,866

Net cash provided by operating activities	6,058,436	4,411,472

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	77,400	83,000
Capital expenditures	(8,613,505)	(12,659,840)

Net cash used in investing activities	(8,536,105)	(12,576,840)

See accompanying notes to unaudited consolidated financial statements.

	Thirty-Nine Weeks Ended

	November 29, 2003	November 30, 2002

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit agreement with former lender	$(15,085,146)	$—
Net borrowings under new revolving credit agreement	9,986,655	6,559,134
Borrowings under equipment term loan subline	5,000,000	—
Borrowings under real estate term loan subline	5,000,000	—
Principal payments on long-term debt	(359,134)	(192,391)
Loan origination fees	(663,356)	(1,583,467)
Distributions by special purpose leasing entity	(233,000)	(782,302)

Net cash provided by financing activities	3,646,019	4,000,974

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,168,350	(4,164,394)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	274,329	4,577,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,442,679	$413,588

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The financial information as of March 1, 2003, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 29, 2003 and March 1, 2003, the results of operations for the thirteen weeks and thirty-nine weeks ended November 29, 2003 and November 30, 2002, and the cash flows of the Company for the thirty-nine weeks ended November 29, 2003 and November 30, 2002. The thirteen week period ended November 29, 2003 is referred to as “third quarter 2004” and the thirteen week period ended November 30, 2002 is referred to as “third quarter 2003.” Financial statement presentation used for the year-to-date period ended November 30, 2002 (“fiscal 2003”) have been reclassified, where applicable, to conform to financial statement presentation used for the year-to-date period ended November 29, 2003 (“fiscal 2004”).

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

2. Inventories

     A summary of inventories, by major classifications, follows:

	November 29, 2003	March 1, 2003

Manufacturing supplies	$1,414,373	$1,361,313
Raw materials	5,403,317	6,688,473
Finished goods	31,155,434	24,531,036
Work in process	1,311	3,955

Total	$37,974,435	$32,584,777

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

     As of November 29, 2003, the Company had borrowings under this new facility of $10.0 million and borrowing availability of approximately $16.2 million. As of November 30, 2002, the Company had borrowings under its former $50 million credit facility of $6.6 million and borrowing availability of approximately $8.6 million. In addition, at November 29, 2003 and November 30, 2002, the Company was in compliance with the financial covenants under each of the facilities (see —Item 5 “Other Information”).

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

6. Comprehensive Income

     Total comprehensive income (loss) is comprised solely of net income (loss) in fiscal 2004 and fiscal 2003. Comprehensive income (loss) was $1,768,328 and $2,160,880 for the third quarter 2004 and the third quarter 2003, respectively; and $210,448 and ($17,228,394) for fiscal 2004 and fiscal 2003, respectively.

7. Supplemental Cash Flow Disclosures - Cash Paid (Received) During the Period

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 29, 2003	November 30, 2002

Interest	$8,184,764	$7,020,922

Income taxes net of refunds received	$(197,977)	$(68,506)

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

9. Related Party Transactions

     At November 29, 2003, there were no significant changes in related party transactions from those described at March 1, 2003. However, as described in Part II, Item 5 of this report, Item 13 of the 10-K for the fiscal year ended March 1, 2003, as well as in Note 17 “Subsequent Events” in the Company’s annual report for the year ended March 1, 2003, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2004 Compared to Third Quarter 2003

     Revenues, net. Net revenues increased by $14.8 million, or 18.7%. The increase in net revenues was primarily due to the substantial development of national business with an existing customer.

     Cost of goods sold. Cost of goods sold increased by $13.8 million, or 26.3%. As a percentage of revenues, cost of goods sold increased from 66.6% to 70.9%. This increase primarily was due to a change in product mix to lower margin products and increased raw material prices, offset by lower fixed overhead due to increased production as a result of the Cincinnati plant expansion.

     Selling, general and administrative. Selling, general and administrative expenses increased by $1.3 million, or 7.1%, primarily due to an increase in distribution expense on higher product volumes. As a percentage of revenues, selling, general and administrative expenses decreased from 23.3% to 21.0%.

     Depreciation. Depreciation expense increased by $0.2 million, or 16.1%, due primarily to capital expenditures associated with the fiscal 2003 and fiscal 2004 Cincinnati plant expansions.

     Other expense, net. The primary component of net other expense for third quarter 2004 and third quarter 2003 is interest expense. Interest expense consists primarily of interest on fixed and variable rate long-term debt. Net other expense increased by $0.1 million or 2.8% in third quarter 2004 primarily due to increased borrowings under the revolving credit facility.

     Income taxes. The effective tax rate for third quarter 2004 was 35.1% compared to 36.2% for third quarter 2003.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

     Revenues, net. Net revenues increased by $53.8 million, or 26.5%. The increase in net revenues was primarily due to the substantial development of national business with an existing customer, increased retail business with an existing customer, short term co-packing operations and an increase in sales of existing product lines.

     Cost of goods sold. Cost of goods sold increased by $47.0 million, or 35.1%. As a percentage of revenues, cost of goods sold increased from 66.0% to 70.5%. The increase primarily was due to a change in product mix to lower margin products and increased raw material prices, offset by lower fixed overhead due to increased production as a result of the Cincinnati plant expansion.

     Selling, general and administrative. Selling, general and administrative expenses increased by $5.5 million, or 10.3%, primarily due to an increase in distribution expense on higher product volumes. As a percentage of revenues, selling, general and administrative expenses decreased from 26.3% to 22.9%.

     Depreciation. Depreciation expense increased by $0.5 million, or 17.1%, due primarily to capital expenditures associated with the fiscal 2003 and fiscal 2004 Cincinnati plant expansions.

     Other expense, net. The primary component of net other expense for fiscal 2004 and fiscal 2003 is interest expense. Interest expense consists primarily of interest on fixed and variable rate long-term debt, in addition to expense incurred due to the early extinguishment of the Company’s $50 million revolving credit loan in fiscal 2004. Net other expense increased by $2.8 million or 27.7% in fiscal 2004 due to increased borrowings under the revolving credit facility and due to the write-off of loan commitment fees and a prepayment penalty associated with the change in credit facilities and early extinguishment of that credit facility, both of which were charged to interest expense (see -— “Liquidity and Capital Resources” below for further discussion on the change in credit facilities).

     Income taxes. The effective tax rate for fiscal 2004 was 33.2% compared to 42.7% for fiscal 2003. The decrease in the effective tax rate is due primarily to the impact of favorable permanent book-tax differences on a decrease in pre-tax book income.

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

     Goodwill and Other Intangible Assets. During fiscal 2003, upon adoption of SFAS 142, the Company determined that the entire carrying amount of the goodwill balance was impaired. The carrying amount, $29,019,571, was written-off at March 3, 2002 as the Cumulative Effect of an Accounting Change, net of income taxes of $10,415,037 in the statement of operations. See Note 2 – Summary of Significant Accounting Policies – for further discussion.

     Promotions. Promotional expenses associated with rebates, marketing promotions and special pricing arrangements are recorded as a reduction of revenues or selling expense at the time the sale is recorded. Certain of these expenses are estimated based on expected future liabilities under these programs. The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s liability.

     Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 24.0% and 23.1% of revenues for the thirteen and thirty-nine week periods ended November 29, 2003, respectively. Accounts receivable at November 29, 2003 included receivables from the Company’s largest customer totaling $2.7 million.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $6.1 million and $4.4 million for fiscal 2004 and fiscal 2003, respectively. The primary components of the net cash provided by operating activities for fiscal 2004 were 1) an increase in trade accounts payable and other accrued liabilities of $5.2 million; 2) the write-off of deferred loan fees of $1.2 million in conjunction with the termination of the Company’s $50 million revolving credit facility and 3) a decrease in refundable income taxes, prepaid expense and other current assets of $1.4 million; offset by 4) an increase in inventory of $5.4 million; and 5) an increase in accounts receivable of $0.4 million.

     Net cash used in investing activities was $8.5 million for fiscal 2004, compared to $12.6 million for fiscal 2003. Significant capital expenditures for a plant expansion and various plant improvements occurred in both fiscal 2004 and fiscal 2003.

     Net cash provided by financing activities was $3.6 million for fiscal 2004, compared to $4.0 million for fiscal 2003. The decrease in cash provided by financing activities was due primarily to the repayment of the revolving credit agreement with the former lender offset by the net borrowings under the new revolving credit agreement.

     Effective August 13, 2003, the Company terminated its five-year variable-rate $50 million revolving credit facility. Existing debt issuance costs related to the Company’s former $50 million facility in the amount of $1.2 million were written off and charged to interest expense in conjunction with the termination of this facility. A prepayment penalty in the amount of $1 million was paid to the former lender and charged to interest expense, also in conjunction with the termination of this facility. Also effective August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from a new lender, which includes a $5 million real estate term loan subline, a $5 million equipment term loan subline and a $7.5 million letter of credit subfacility. Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new facility at November 29, 2003 was 5% (prime plus 1%). In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     As of November 29, 2003, the Company had borrowings under this new revolving credit facility of $10.0 million and borrowing availability of approximately $16.2 million. Also, as of November 29, 2003, the Company had borrowings under the real estate subline and the equipment subline of $4.9 million and $4.8 million, respectively. As of November 30, 2002, the Company had borrowings under its former $50 million credit facility of $6.6 million and borrowing availability of approximately $8.6 million. In addition, at November 29, 2003 and November 30, 2002, the Company was in compliance with the financial covenants under each of the facilities (see —Item 5 “Other Information”).

     The Company has budgeted approximately $7.3 million for capital expenditures for the remainder of fiscal 2004. These expenditures are primarily for the routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the new $40 million credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in its annual report for the fiscal year ended March 1, 2003, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at November 29, 2003 or March 1, 2003. Certain of the Company’s outstanding nonderivative financial instruments at November 29, 2003 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at November 29, 2003 have not changed materially since March 1, 2003. Of the long-term debt outstanding at November 29, 2003, the $115.0 million of Senior Notes, the $4.8 million equipment term loan subline and the $4.9 million real estate term loan subline accrued interest at a fixed rate, while the $10.0 million of outstanding borrowings under the revolving credit facility and the $5.4 million obligation of special purpose entity accrued interest at variable rates. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during fiscal 2004 would have decreased net income for that period by approximately $10,275.

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

     Accordingly, because consents of holders of a majority in aggregate principal amount of the Notes were received by the Company and the other conditions precedent to the closing of the Restructuring were satisfied, the Trustee and the Company executed the Fourth Supplemental Indenture on March 9, 2004 (the “Closing Date”). Concurrently with the execution of the Fourth Supplemental Indenture, the Company terminated all of its contracts with related parties, except the following related party relationships that are specifically permitted under the terms of the Fourth Supplemental Indenture:

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

     As a result of the termination of the other related party transactions, subsequent to March 8, 2004, the Company will perform the purchasing and distribution services internally. Other related party services will be outsourced as necessary at comparable cost. In addition, certain executive compensation is limited, with provisions for bonuses based on EBITDA and cash payments made on the Senior Notes which could significantly increase the limitation.

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