Form 10-K
period 2004-03-06
PIERRE FOODS INC
filed 2004-05-17
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 6, 2004
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter (August 30, 2003) was $0.00.

     The number of shares of Pierre Foods, Inc. Common Stock outstanding as of April 30, 2004 was 100,000. The aggregate market value of Pierre Foods, Inc. Common Stock held by non-affiliates of Pierre Foods, Inc. as of April 30, 2004 was $0.00.

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

     In this document, unless the context otherwise requires, the term “Company” refers to Pierre Foods, Inc. and its current and former subsidiaries. The Company’s fiscal year ended March 2, 2002 is referred to as “fiscal 2002,” its fiscal year ended March 1, 2003 is referred to as “fiscal 2003,” and its fiscal year ended March 6, 2004 is referred to as “fiscal 2004.”

Narrative Description of the Business

     The Company produces a wide variety of fully-cooked beef, chicken and pork products, hand-held convenience sandwiches and value-added bakery products. The Company’s product line consists of over 800 stock keeping units (“SKUs”). At its Cincinnati facility, the Company produces specialty beef, chicken and pork products that are typically custom-developed to meet specific customer requirements. The Company also offers proprietary product development, special ingredients and recipes as well as custom packaging and marketing programs to its customers. The Company’s bakery and sandwich assembly plant is located at the Company’s Claremont, North Carolina facility. The Company’s primary markets and distribution channels include national restaurant chains, primary and secondary schools, vending, convenience stores, warehouse clubs and other niche foodservice and packaged foods markets.

     The following table sets forth the Company’s net revenue and percent of revenue contributed during the past three fiscal years by its various product channels and classes:

	Revenues by Source
	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Net Revenues	%	Net Revenues	%	Net Revenues	%
	(in millions)		(in millions)		(in millions)
Food Processing:
Fully-Cooked Protein Products	$214.7	59.9	$149.3	54.0	$139.7	57.4
Microwaveable Sandwiches	136.4	38.0	119.1	43.1	95.8	39.4
Bakery and Other Products	7.4	2.1	7.9	2.9	7.8	3.2

Total Food Processing	$358.5	100.0	$276.3	100.0	$243.3	100.0

Significant Customer

     Sales to Carl Karcher Enterprises Inc (“CKE”) accounted for approximately 24% and 11%, of our net sales in fiscal 2004 and 2003, respectively. No other customer accounted for 10% or more of net sales during fiscal years 2004, 2003 and 2002.

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

     The Company’s marketing strategy includes distributor and consumer promotions, trade promotions, advertising and participation in trade shows and exhibitions. The Company participates in numerous conferences and is a member of 18 national industry organizations. Company representatives serve on the boards of a number of industry organizations, including the American Meat Institute, the American School Food Service Association, the American Commodity Distribution Association, the National Food Service Management Institute Governing Board and the National Association of Convenience Stores.

Raw Materials

     The primary materials used in the Company’s food processing operations include boneless chicken, beef and pork, flour, yeast, seasonings, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under seven day payment terms, except for the Company’s largest beef supplier, who requires payment at the time the product is shipped. Historically, raw material costs have remained stable and any price increases have generally been passed on to the customer. During fiscal 2004, the Company experienced a significant increase in the price of beef. The Company managed the increase in beef prices by passing on cost increases to customers and by improving the formulation of beef products. The Company does not hedge in the futures markets.

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

Trademarks and Licensing

     The Company markets food products under a variety of brand names, including Pierre and DesignTM, Pierre Pizza ParlorTM, Pierre Main Street DinerTM, Pierre SelectTM, Fast Bites®, Fast Choice®, Rib-B-Q®, Hot ‘n Ready®, Big AZ®, Chop House®, Deli Breaks™ and Mom ‘n’ Pop’s® brand. The Company regards its trademarks and service marks as having significant value in marketing its food products. Pursuant to licenses acquired, the Company began producing and marketing microwaveable sandwiches under the Checkers, Krystal, Rally’s, Tony Roma’s and Nathan’s Famous brand names through its existing distribution channels. The term of each such license is subject to renewal and satisfaction of sales volume requirements. The Company has national rights to distribute products under the Rally’s, Krystal and Checkers name to vending machines, as well as distribution rights for Tony Roma’s and Nathan’s Famous products.

Seasonality

     Except for sales to school districts, which represent approximately 19% of the Company’s total sales and which decline significantly during summer, late November and December, there is no seasonal variation in the Company’s sales.

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

Research and Development

     The Company employs nine food technologists in the product and process development department. Ongoing food production research and development activities include development of new products, improvement of existing products and refinement of food production processes. These activities resulted in the launch of approximately 150 new SKUs in fiscal 2004. Over 36.1% of fiscal 2004 food processing sales were related to products developed in the last two years, based on the Company’s definition of a new product. In fiscal 2004, 2003 and 2002, the Company spent approximately $886,000, $649,000 and $373,000, respectively, on product development programs.

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

Employees

     As of March 6, 2004, the Company employed approximately 1,700 persons. The Company has experienced no work stoppage attributed to labor disputes and considers its employee relations to be good.

Item 2. Properties

     Principal Offices. The Company’s main office is located in a facility it owns in Cincinnati, Ohio. The Company also leases 6,000 square feet of executive office space in Hickory, North Carolina from an affiliated party for $116,000 per year at terms no less favorable than those which could be obtained from an unaffiliated third party. The Company also owns and uses a 23,000 square foot building in Claremont, North Carolina for additional office space.

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

     The Company believes that its facilities are generally in good condition and that they are suitable for their current uses. The Company nevertheless engages periodically in construction and other capital improvement projects as the Company believes are necessary to expand and improve the efficiency of its facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     On July 26, 2002, PF Management, Inc. (“PF Management”) closed its management buyout of the Company. This going-private transaction resulted in the Company becoming a wholly-owned subsidiary of PF Management; accordingly, there is no public trading market for the Company’s common stock. The Company had 5,781,480 shares of common stock issued and outstanding and 2,500,000 shares of preferred stock authorized, none of which were outstanding, immediately before the closing. After the closing, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 100,000 shares of Class A common stock as the only authorized class of capital stock of the Company. All 100,000 shares of authorized common stock were issued to PF Management in connection with the management buyout. All per share amounts have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the transaction. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

     The Company did not declare a cash dividend during fiscal 2004 or fiscal 2003. The Company’s debt instruments restrict its ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the Company’s consolidated financial statements and supplementary data. Regardless of the scope of such restrictions, the Company’s policy is to reinvest any earnings rather than pay dividends.

     No securities of the Company were sold by the Company during fiscal 2004.

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

	Fiscal Years Ended
	March 6,	March 1,	March 2,	March 3,	March 4,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$358,549	$276,339	$243,278	$203,475	$179,415
Cost of goods sold	254,235	184,092	160,781	133,385	115,968
Selling, general and administrative	79,982	71,352	62,399	55,752	59,193
Loss on sale of Mom ‘n’ Pop’s Country Ham, LLC	—	—	—	—	2,857
Net (gain) loss on disposition of property, plant and equipment	11	89	84	27	(22)
Depreciation and amortization	4,605	4,125	6,438	6,238	5,662

Operating income (loss)	19,716	16,681	13,576	8,073	(4,243)
Interest expense	16,979	14,228	13,206	13,334	14,986
Other income, net	—	447	364	281	169
Income tax benefit (provision)	(1,303)	(1,122)	(733)	767	4,825

Income (loss) from continuing operations	1,434	1,778	1	(4,213)	(14,235)
Income from discontinued operations (1)	—	—	—	—	2,828
Gain on disposal of discontinued operations (1)	—	—	—	—	6,802
Extraordinary item (2)	—	—	—	(455)	(52)
Cumulative effect of accounting change (3)	—	(18,605)	—	—	—

Net income (loss)	$1,434	$(16,827)	$1	$(4,668)	$(4,657)

NET INCOME (LOSS) PER SHARE — BASIC AND DILUTED:
Income (loss) from continuing operations	$14.34	$17.78	$0.01	$(42.13)	$(142.35)
Income from discontinued operations	—	—	—	—	28.28
Gain on disposal of discontinued operations	—	—	—	—	68.02
Extraordinary item	—	—	—	(4.55)	(0.52)
Cumulative effect of accounting change	—	(186.05)	—	—	—

Net income (loss)	$14.34	$(168.27)	$0.01	$(46.68)	$(46.57)

OTHER DATA:
Capital expenditures	$10,041	$16,216	$5,994	$2,764	$5,488
BALANCE SHEET DATA:
Working capital	$46,110	$40,716	$37,061	$35,890	$36,403
Total assets	175,771	168,781	169,821	160,308	164,727
Total debt	143,694	136,348	121,231	115,165	115,479
Shareholders’ equity	6,621	8,998	27,207	26,867	31,533

(1)	Reflects income from discontinued operations in the amount of $2,828 in fiscal 2000. In addition, reflects gain from disposal of discontinued operations of $6,802 in fiscal 2000.

(2)	Reflects an extraordinary loss from early extinguishment of debt in the amount of $455 in fiscal 2001 and $52 in fiscal 2000.

(3)	Reflects a loss due to a cumulative effect of accounting change in the amount of $18,605 in fiscal 2003. See Note 2– Summary of Significant Accounting Policies— to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include: substantial leverage and insufficient cash flow from operations; restrictions imposed by the Company’s debt instruments; management control; restriction of payment of dividends; competitive considerations; government regulation; general risks of the food industry; adverse changes in food costs and availability of supplies; dependence on key personnel; potential labor disruptions and other factors, risks and uncertainties identified in Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on March 9, 2004. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

     Results of Operations

     Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks. The results for fiscal 2004 contain 53 weeks. The results for fiscal 2003 and 2002 contain 52 weeks.

     Results for fiscal 2004, 2003 and 2002 are shown below:

	Fiscal Years Ended
	March 6,	March 1,	March 2,
	2004	2003	2002
	(in millions)
Revenues, net	$358.6	$276.3	$243.3
Cost of goods sold	254.2	184.1	160.8
Selling, general and administrative	80.0	71.3	62.4
Net loss on disposition of property, plant and equipment	0.1	0.1	0.1
Depreciation and amortization	4.6	4.1	6.4

Operating income	19.7	16.7	13.6
Interest and other expense, net	(17.0)	(13.8)	(12.9)

Income before income tax, and cumulative effect of accounting change	2.7	2.9	0.7
Income tax provision	(1.3)	(1.1)	(0.7)

Income before cumulative effect of accounting change	1.4	1.8	—
Cumulative effect of accounting change	—	(18.6)	—

Net income (loss)	$1.4	$(16.8)	$—

Fiscal 2004 Compared to Fiscal 2003

     Revenues, net. Net revenues increased by $82.2 million, or 29.7%. The increase in net revenues was primarily due to the substantial development of national business with an existing customer, increased retail business with an existing customer, short term co-packing operations and an increase in sales of existing product lines. Of all core customer channels, which include restaurants, schools, vending and convenience stores, the restaurant channel had the greatest increase in demand.

     Cost of goods sold. Cost of goods sold increased by $70.1 million, or 38.1%. As a percentage of revenues, cost of goods sold increased from 66.6% to 70.9%. This increase primarily was due to a change in product mix to lower margin products and increased raw material prices (particularly beef prices), offset by allocating fixed costs over increased production as a result of the Cincinnati plant expansion.. In fiscal 2004, beef, pork and chicken prices increased approximately 13%, 32% and 2%, respectively, compared to fiscal 2003.

     Selling, general and administrative. Selling, general and administrative expenses increased by $8.7 million, or 12.1%, primarily due to an increase in distribution expense on higher product volumes and increased marketing costs. As a percentage of revenues, selling, general and administrative expenses decreased from 25.8% to 22.3%.

     Depreciation and amortization. Depreciation and amortization increased by $0.5 million, or 11.6%, primarily due to the Cincinnati plant expansion. As a percentage of net operating revenues, depreciation and amortization decreased from 1.5% to 1.3%.

     Interest expense and other income, net. The primary component of interest expense and other income, net for fiscal 2004 and fiscal 2003 was interest expense. Interest expense consists primarily of interest on fixed and variable rate long-term debt, in addition to expense incurred due to the early extinguishment of the Company’s $50 million revolving credit loan in fiscal 2004. Net other expense increased by $3.2 million or 23.2% in fiscal 2004 due to increased borrowings under the revolving credit facility and due to the write-off of loan commitment fees and a prepayment penalty associated with the change in credit facilities and early extinguishment of that credit facility, both of which were charged to interest expense (see -— “Liquidity and Capital Resources” below).

     Income tax provision. The effective tax rate for fiscal 2004 was 47.6% compared to 38.7% for fiscal 2003. The increase in the effective tax rate is primarily due to an increase in state tax expense of 3.4% and a decrease in the benefit realized from Columbia Hill Aviation.

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

     Cost of goods sold. Cost of goods sold increased by $23.3 million, or 14.5%. As a percentage of revenues, cost of goods sold increased from 66.1% to 66.6%. This increase primarily was due to a change in product mix to lower margin products and unfavorable insurance and utilities expense, offset by a decrease in the prices of beef, pork and chicken, the Company’s primary raw materials. In fiscal 2003, beef, pork and chicken prices decreased approximately 9%, 34% and 6%, respectively, compared to fiscal 2002. The cost of labor for fiscal 2003 was consistent with fiscal 2002.

     Selling, general and administrative. Selling, general and administrative expenses increased by $9.0 million, or 14.3%, primarily due to an increase in overhead costs to support the increased sales volume. As a percentage of revenues, selling, general and administrative expenses increased from 25.6% to 25.8%.

     Depreciation and amortization. Depreciation and amortization decreased by $2.3 million, or 35.9%, primarily due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) in fiscal 2003, which discontinued amortization of goodwill and intangibles with indefinite lives, offset by depreciation related to an increase in capital expenditures due to a significant plant expansion. As a percentage of net operating revenues, depreciation and amortization decreased from 2.6% to 1.5%.

     Interest expense and other income, net. The primary component of interest expense and other income, net for fiscal 2003 and fiscal 2002 was interest expense, which consists primarily of interest on fixed and variable rate long-term debt. Net other expense increased by $0.9 million, or 7.3%. This increase primarily was due to a change in the credit facility and increased borrowings under that facility (see -— “Liquidity and Capital Resources” below).

     Income tax provision. The effective tax rate for fiscal 2003 was 38.7% compared to 99.9% for fiscal 2002. The decrease in the effective tax rate is primarily due to the limitation on the deductibility of executive compensation in fiscal 2002, combined with the effects of permanent differences in fiscal 2002.

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

     Goodwill and Other Intangible Assets. During fiscal 2002 and prior years, Goodwill and other intangible assets were being amortized using the straight line method over a 30 year period. The carrying value of goodwill and other intangible assets was evaluated periodically as events and circumstances indicate a possible inability to recover its carrying amount. Amortization expense recognized for the fiscal year ended March 2, 2002 was $2.7 million.

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

     During fiscal 2003, upon adoption of SFAS 142, the Company utilized a valuation technique based on market values of publicly-traded equity, as adjusted, plus publicly-owned subordinated notes, which were determined in conjunction with the management buyout in fiscal 2003 (See Note 1 – Basis of Presentation, Acquisition and Discontinued Operations for discussion on Management Buyout). The Company’s analysis showed that the carrying value of the goodwill exceeded its fair value, requiring the Company to determine the implied fair value of its goodwill. Upon completion of that analysis, management determined that the entire net carrying value of its goodwill was impaired. The carrying amount, $29.0 million, net of the related effect on income taxes, $10.4 million, was written-off by the Company and reported as the Cumulative Effect of an Accounting Change, net of income taxes in the statement of operations. See Note 2 –Summary of Significant Accounting Policies for further discussion.

     Economic Useful Life of Intangible Assets. The Company reviews the economic useful life of its intangible assets annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.

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

     Going Concern Assumption. Significant assumptions underlie the belief that the Company anticipates that its fiscal 2005 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its $40 million credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant capital requirements of the Company.

     New Accounting Pronouncements. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” was adopted by the Company beginning March 2, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The adoption of SFAS 143 did not have a material impact on the Company’s financial position and results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”) — “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that changes to the fair value based method of accounting for stock-based employee compensation and changes the disclosure requirements. This statement was effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 effective March 1, 2003. During fiscal 2003, effective with the management buyout discussed in Note 1, all stock option plans were terminated and all outstanding options were cancelled, however, the necessary disclosure requirements of SFAS 148 are presented in Note 2 of the Notes to Consolidated Financial Statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under Statement of Financial Accounting Standards No. 133. SFAS 149 is effective for all contracts entered into or modified after June 30, 2003. This Statement did not have an impact on the Company’s financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), —“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain freestanding financial instruments to be reported as liabilities by their issuers. The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. This statement did not have an impact on the Company’s financial statements.

     In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which expands the disclosures a guarantor is required to provide in its annual and interim financial statements regarding its obligations for certain guarantees. Disclosures are required to be included in financial statements issued after December 15, 2002 (see Note 7). FIN 45 also requires the guarantor to recognize a liability for the fair value of an obligation assumed for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position and results of operations.

     In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaces the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that require a company to consolidate such entities in its financial statements. FIN 46R is effective for the first reporting period that ends after March 15, 2004. The Company does not believe that the adoption of FIN 46R will have a material impact on its financial position and results of operations.

Liquidity and Capital Resources

     Net cash provided by operating activities was $3.3 million for fiscal 2004, compared to net cash provided by operating activities of $0.04 million and $9.9 million for fiscal 2003 and fiscal 2002, respectively. The increase in net cash provided by operating activities from fiscal 2003 to fiscal 2004 was primarily due to the increase in net income of $18.3 million. The primary components of net cash provided by operating activities for fiscal 2004 were: (1) a decrease in deferred income taxes of $1.3 million; (2) an increase in trade accounts payable and other accrued liabilities of $2.4 million; and (3) the write-off of deferred loan origination fees of $1.2 million; offset by (4) an increase in inventories of $6.4 million and (5) an increase in receivables of $2.0 million. The decrease in net cash provided by operating activities from fiscal 2002 to fiscal 2003 was primarily due to the decrease in net income of $16.8 million resulting from the loss associated with the cumulative effect of accounting change in fiscal 2003. The primary components of net cash provided by operating activities for fiscal 2003 were: (1) an increase in inventories of $8.7 million; (2) an increase in accounts receivable of $2.2 million and (3) an increase in refundable income taxes, prepaid expenses and other assets of $1.7 million; offset by (4) an increase in trade accounts payable and other accrued liabilities of $4.9 million.

     Net cash used in investing activities was $9.8 million for fiscal 2004. The primary components were routine capital expenditures and a significant plant expansion totaling $10.0 million. Net cash used in investing activities was $16.1 million for fiscal 2003. The primary component was routine capital expenditures and a significant plant expansion totaling $16.2 million. Net cash used in investing was $7.3 million for fiscal 2002. The primary components were for routine capital expenditures totaling $6.0 million.

     Net cash provided by financing activities was $6.4 million for fiscal 2004. The primary components were (1) borrowings under the new revolving credit facility of $13.3 million and (2) borrowings under the equipment term loan subline and the real estate term loan subline of $5.0 million each, offset by (3) repayment of revolving credit agreement with former lender of $15.1 million; (4) principal payments on long-term debt of $0.8 million and (5) loan origination fees of $0.7 million. Net cash provided by financing activities was $11.8 million for fiscal 2003. The primary components were (1) borrowing under the revolving credit facility of $15.1 million; offset by (2) loan origination fees of $1.6 million incurred in fiscal 2003 that did not occur in fiscal 2002; (3) special purpose entity distributions of $1.4 incurred in fiscal 2003 that did not occur in fiscal 2002 and (4) principal payments on long-term debt of $0.3 million. Net cash provided by financing activities was $0.2 million for fiscal 2002, due to the capital contribution to the special purpose leasing entity (see Aircraft Operating Lease Agreement below), offset by principal payments on the Company’s capital leases and principal payments related to the obligation of the special purpose leasing entity.

     Effective August 13, 2003, the Company terminated its five-year variable-rate $50 million revolving credit facility. Existing debt issuance costs related to the Company’s former $50 million facility in the amount of $1.2 million were written off and charged to interest expense in conjunction with the termination of this facility. A prepayment penalty in the amount of $1.0 million was paid to the former lender and charged to interest expense, also in conjunction with the termination of this facility. Also effective August 13, 2003, the Company obtained a three-year variable-rate $40 million revolving credit facility from a new lender, which includes a $5 million real estate term loan subline, a $5 million equipment term loan subline and a $7.5 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new revolving credit facility at March 6, 2004 was 5% (prime plus 1%). Borrowings under the new facility are due the earlier of ninety days prior to the redemption of the Company’s Senior Notes due 2006 (“the Notes”) or August 13, 2006. Repayment is also required in the amount of the proceeds from the sale of any collateral. The interest rate for the new real estate term loan subline and the equipment term loan subline is 5.25% (prime plus 1.25%). In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     As of March 6, 2004, the Company had $0.2 million in cash and cash equivalents on hand, had outstanding borrowings under its revolving credit facility of $13.3 million and borrowing availability of approximately $12.9 million. Also, as of March 6, 2004, the Company had borrowings under the real estate subline and the equipment subline of $4.7 million and $4.6 million, respectively. As of March 1, 2003, the Company had $0.3 million in cash and cash equivalents on hand, had outstanding borrowings under the former credit facility of $15.1 million and had approximately $4.6 million of additional borrowing availability.

     Fiscal 2004 net cash provided by operating activities was sufficient to provide necessary working capital and to service existing debt. These cash requirements were satisfied through a combination of funds provided by cash on hand at the end of fiscal 2003, net cash provided by operating activities during fiscal 2004, and borrowings under both the former credit facility and the new credit facility. The Company anticipates that its fiscal 2005 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under the new credit facility.

     The Company has budgeted approximately $9.9 million for capital expenditures in fiscal 2005. These expenditures are primarily designated for routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from its credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

     If the Company continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand. The Company believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources, such as an increase in borrowing availability under the Company’s credit facility, the issuance of industrial revenue bonds or equity investment. The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

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

     Aircraft Operating Lease Agreement. The Company leases an aircraft from Columbia Hill Aviation, LLC (“Columbia Hill Aviation”), owned 100% by PF Management. Columbia Hill Aviation is not a subsidiary of the Company; however, the Company considers Columbia Hill Aviation a non-independent special purpose entity. Accordingly, Columbia Hill Aviation’s financial condition, results of operations and cash flows have been included in the Company’s consolidated financial statements. Under the terms of the operating lease with Columbia Hill Aviation, and the financing agreements between Columbia Hill Aviation and its creditor, the Company does not maintain the legal rights of ownership to the aircraft, nor does Columbia Hill Aviation’s creditor maintain any legal recourse to the Company. On March 8, 2004 the Company took title to the aircraft. See also “Restructuring of Senior Notes” below concerning the Company’s assumption, subsequent to March 6, 2004, of the airplane lease previously held by Columbia Hill Aviation.

     Logistics Agreement. Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 100% by PF Management. The agreement was amended on March 2, 2003 to provide for a continuous term. Under the agreement, PF Distribution served as the exclusive logistics agent for the Company, and provided all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services was based on flat rates per pound, which were calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In fiscal 2004, distribution expense recorded in selling, general and administrative expense was approximately $31.1 million, of which approximately $30.1 million had been paid to PF Distribution as of March 6, 2004. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $21.5 million, of which approximately $21.3 million had been paid to PF Distribution as of March 1, 2003. See also “Restructuring of Senior Notes” below concerning the termination, subsequent to March 6, 2004, of the logistics agreement with PF Distribution.

     Restructuring of Senior Notes. On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding Notes, representing 97.74% of the outstanding Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee equal to 3% of the principal amount of Notes held by each consenting noteholder; granted to the noteholders liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s current credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Notes at par plus accrued interest on March 31, 2005, provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions (see Item 13, “Certain Relationships and Related Transaction”); provided for the assumption by the Company of approximately $15.4 million of subordinated debt of PF Management; required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004.

     The restrictive covenants limiting compensation payable to certain senior executives of the Company contain provisions for bonuses based on the profitability of the Company and cash payments made on the Notes which could significantly increase the limitation.

     Concurrently with the execution of the Fourth Supplemental Indenture the Company took title to an aircraft transferred from a related party subject to existing purchase money debt; forgave the $993,247 related party note receivable from its principal shareholders; cancelled the balances owed by the Company to certain related parties; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases will be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007.

     As noted above, the Company assumed $15.4 million of subordinated debt of PF Management in connection with the Fourth Supplemental Indenture. Principal payments on the former PF Management debt will be $4.8 million during fiscal year 2005, $3.6 million during fiscal year 2006 and $7.0 million during fiscal year 2007. The interest rates on the former PF Management debt range from 4.4% to 25%.

     Other Events. On May 11, 2004, the shareholders of PF Management, the sole shareholder of the Company, agreed to sell their shares of stock in PF Management to an affiliate of Madison Dearborn Capital Partners (“MDCP”). The sale is scheduled to close on or around June 30, 2004, subject to the satisfaction or waiver of conditions typical of leveraged buyout transactions, including (among others) these:

•     The buyer’s receipt of, and reasonable satisfaction with, consents of certain of the Company’s customers and suppliers and the acquiescence of federal antitrust authorities;

•     The absence at the closing of a material adverse change in the assets, liabilities, business, operations, results or condition of the Company and PF Management since November 29, 2003;

•     The buyer’s receipt of, and reasonable satisfaction with, audited financial statements of the Company for the fiscal year ended March 6, 2004 and of PF Management for the same fiscal year and the two immediately preceding fiscal years;

•     The buyer’s receipt of tenders of not less than a majority of the aggregate principal amount of the Company’s 10-3/4% senior notes due 2006; and

•     The buyer’s receipt of financing necessary to consummate the transaction.

     The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales and Marketing, Robert C. Naylor, have signed amended employment agreements committing them to continue working for the Company after the sale. The stated term of employment for each executive is one year, but each agreement will renew automatically and continuously year-to-year unless terminated. Messrs. Woodhams and Naylor are both expected to make significant equity investments in the Company under its new owner.

     MDCP has received and has accepted commitment letters from Wachovia Bank, N.A. and Bank of America, N.A., and certain of their affiliates, committing to provide debt financing for this transaction. The debt financing commitments are subject to conditions typical of LBO financing, such as:

•     The receipt of all consents and approvals necessary or, in the reasonable opinion of the banks, desirable in connection with the transaction;

•     The absence at the closing of a material adverse effect on the business of the Company since March 1, 2003; and

•     Completion of MDCP’s purchase of the Company, and the remainder of the transaction, consistent with the terms and conditions of the definitive documentation.

     There is no assurance that any or all of the conditions to the banks’ obligations to finance this transaction will be satisfied or waived or that any or all of the other conditions to the buyer’s and shareholders’ obligations to close the transaction will be satisfied or waived or that the transaction will close in accordance with the agreed-upon terms (or at all).

Commercial Commitments, Contingencies and Contractual Obligations

     The Company provided a secured letter of credit in the amount of $3.5 million in both fiscal 2004 and fiscal 2003 and $1.5 million in fiscal 2002 to its insurance carrier for the underwriting of certain performance bonds. This letter of credit expires in fiscal 2005. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker’s compensation and general liability claims. Letters of credit for these claims totaled $75,000 in both fiscal 2004 and fiscal 2003 and $225,000 in fiscal 2002. In addition, the Company provides secured letters of credit to a limited number of suppliers. Letters of credit for suppliers totaled $250,000 in both fiscal 2004 and fiscal 2003 and $500,000 in fiscal 2002.

     The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

	Commitments by Fiscal Year
		Less than 1			More than 5
	Total	Year	1 – 3 Years	3 – 5 Years	Years
Letters of Credit	$3,825,000	$3,825,000	$—	$—	$—
Purchase Commitments for Capital Projects	204,517	204,517	—	—	—

Total	$4,029,517	$4,029,517	$—	$—	$—

	Contractual Obligations by Fiscal Year
		Less than 1			More than 5
	Total	Year	1 – 3 Years	3 – 5 Years	Years
Long-Term Debt	$137,842,637	$1,214,280	$136,357,374	$270,983	$—
Capital Lease Obligations	244,713	100,656	135,016	9,041	—
Operating Lease Obligations	2,514,334	878,482	999,357	446,095	190,400
Consulting and Noncompete Agreements	327,411	327,411	—	—	—
Obligation of Special Purpose Entity	5,606,686	313,344	680,741	660,158	3,952,443

Total	$146,535,781	$2,834,173	$138,172,488	$1,386,277	$4,142,843

     See Notes 14 and 17 to the Consolidated Financial Statements for a further discussion of commitments, contingencies and contractual obligations.

Inflation

     The Company believes that inflation has not had a material impact on its results of operations for fiscal 2004, fiscal 2003 or fiscal 2002. The Company does not expect inflation to have a material impact on its results of operations for fiscal 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 6, 2004, March 1, 2003 or March 2, 2002. Certain of the Company’s outstanding nonderivative financial instruments at March 6, 2004 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. There was no significant change in market risk from fiscal 2003 to fiscal 2004.

Interest Rate Risk

     The Company manages potential loss on long-term debt from changing interest rates by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at March 6, 2004 have not changed materially since March 1, 2003. Of the long-term debt outstanding at March 6, 2004, the $115.0 million of Notes and the borrowings under the real estate term loan subline and the equipment term loan subline of $4.7 million and $4.6 million, respectively, accrued interest at a fixed rate, while the $13.3 million of outstanding borrowings under the revolving credit facility and the $5.6 million obligation of Columbia Hill Aviation accrued interest at variable rates. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during fiscal 2004 would have decreased the Company’s income for that period by approximately $66,000.

     The following table summarizes the Company’s market risks associated with long-term debt outstanding at March 6, 2004. The table presents principal cash outflows and related interest rates by maturity date.

	March 6, 2004
	Expected Maturities in Fiscal Years
	Long-Term Debt
			Weighted Average
	Variable Rate	Fixed Rate	Interest Rate
2005	$1,527,624	$100,656	10.81%
2006	1,545,309	115,089,199	11.62%
2007	20,492,806	45,817	4.96%
2008	369,450	280,024	5.53%
Thereafter	4,243,151	—	5.49%

Total	$28,178,340	$115,515,696	9.61%

Fair Value	$28,178,340	$115,515,696	9.61%

Foreign Exchange Rate Risk

     The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada. The Company does not believe the foreign exchange rate risk on Canadian sales is material. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency. At March 6, 2004 and March 1, 2003, all trade receivables were denominated in US dollars.

Commodity Price Risk

     Certain raw materials used in food processing products are exposed to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The Company manages this risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. The Company’s primary commodity price exposures relate to beef, pork, poultry, flour, soy and packaging materials used in food processing products. During fiscal 2004, the Company experienced a significant increase in the price of beef. The Company managed the increase in beef prices by passing on cost increases to customers and by improving the formulation of beef products. At March 6, 2004, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company’s current positions with respect to such pricing exposures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s President and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are designed to ensure that information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of this annual report).

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

     JAMES C. RICHARDSON, JR., CHAIRMAN, age 54, has been a director since 1987, and became Chairman of the Board of Directors on December 16, 1999. From 1993 until becoming Chairman he had served as Chief Executive Officer of the Company. From 1996 until becoming Chairman, he had served as Vice Chairman. Mr. Richardson has served the Company as an executive officer since 1987, including Executive Vice President from 1989 to 1993 and President from 1993 to 1996.

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

     JOHN H. GRIGG, DIRECTOR, age 42, was elected to the Board of Directors on December 11, 2003 to fill the position of a new director following the expansion of the Board of Directors to six members. Mr. Grigg is the founder and President of LTA, LLC, a publishing and event business established in 2001. From 1989 to 2000, he served as Partner and Managing Director of Bowles Hollowell Conner & Co. and First Union Capital Markets, investment banking firms.

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

	Annual Compensation					Long Term
						Compensation
						Option Awards
						(# of Shares	All Other
Name and	Fiscal	Salary		Bonus	Other	Underlying	Compensation
Principal Position	Year	($)		($)	($) (1)	Options)	($)(2)
James C. Richardson, Jr.	2004	$1,020,046		$0	$188,652	$0	$0
Chairman	2003	1,000,800		1,615,000	276,947	0	0
	2002	481,148	(3)	750,000 (4)	207,314	0	0

David R. Clark	2004	$1,020,046		$0	$0	$0	$5,500
Vice Chairman	2003	1,000,800		1,750,000	0	0	3,200
	2002	665,604	(5)	1,368,800	18,876	0	3,200

Norbert E. Woodhams	2004	$356,731		$518,213	$0	$0	$9,200
President and	2003	350,000		678,563	0	0	3,200
Chief Executive Officer	2002	307,693		324,771	0	0	3,200

Pamela M. Witters	2004	$214,038		$278,929	$0	$0	$7,400
Chief Financial Officer,	2003	210,000		407,137	0	0 (6)	3,200
Treasurer and Secretary	2002	184,669		201,000	0	0	3,200

Robert C. Naylor	2004	$224,231		$314,592	$0	$0	$8,000
Senior Vice	2003	220,000		427,140	0	0 (7)	1,040
President of	2002	193,860		202,416	0	0	1,040
Sales

(1) Represents the value of life insurance premiums. For all periods shown, company cars and certain other benefits are excluded, as such items did not exceed 10% of the individual’s annual salary and bonus.

(2) Represents matching contributions made by the Company to the Company’s 401(k) plan.

(3) For fiscal 2002, includes compensation by HERTH Management Inc. (“HERTH”) and subsequently PF Management through September 3, 2001, plus salary beginning September 3, 2001. The Company paid PF Management $967,500 in fiscal 2002, consisting of $325,000 under the management services agreement, $350,000 as a cancellation fee, and $150,000 as bonuses paid to Mr. Richardson. See Note 16 to the consolidated financial statements “Transactions with Related Parties.”

(4) For fiscal 2002, includes management performance bonuses of $600,000 paid directly to HERTH and management performance bonuses of $150,000 paid directly to PF Management.

(5) For fiscal 2002, excludes $100,000 paid by the Company and offset from amounts owing to HERTH. See Note 16 to the consolidated financial statements “Transactions with Related Parties.”

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

COMPENSATION OF DIRECTORS

     During fiscal 2004, directors were paid $5,000 per board meeting attended except that directors who were employees of the Company received no payment for services as directors.

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

     As described under the heading “Restructuring of Senior Notes” in Item 7, the Company entered into a Fourth Supplemental Indenture on March 8, 2004. Among other things, the Fourth Supplemental Indenture limits the annual compensation payable to Messrs. Richardson and Clark, as well as the value of the benefits and perquisites provided to them. The Fourth Supplemental Indenture provides that annual bonuses may be paid to Messrs. Richardson and Clark in accordance with formulas set forth in the Fourth Supplemental Indenture.

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

     On August 18, 1999, Norbert E. Woodhams, the Company’s President, Chief Executive Officer and Director, and the Company executed an Incentive Agreement, which provided for an annual salary of $250,000 and a periodic bonus under the Company’s executive bonus plan (the “Woodhams Incentive Agreement”). The Company also agreed to pay to Mr. Woodhams a “pay to stay bonus” in the amount of $800,000 (inclusive of a tax “gross up” amount) in the event that the Company enters into an agreement for the sale of the Company’s food processing operation or if Mr. Woodhams’ employment is terminated. Mr. Woodhams was also entitled to receive a transaction success bonus in the amount of $750,000 (inclusive of a tax “gross up” amount) and a severance payment of $532,099 (inclusive of a tax “gross up” amount) in the event that such sale is consummated or Mr. Woodhams’ employment is terminated. The Woodhams Incentive Agreement was amended on January 1, 2000 and December 31, 2001 to increase Mr. Woodhams annual salary to $300,000 and $350,000, respectively. The Woodhams Incentive Agreement was further amended (the “Third Amendment”) on May 11, 2004 to provide that, in the event of a change of control of the Company within six months following May 11, 2004, Mr. Woodhams will receive a bonus equal to 4% of the net proceeds received by the Company’s shareholder and other executives, after certain adjustments, reductions and deposits. Concurrently with the execution of the Third Amendment, Mr. Woodhams executed a Waiver of Payment under which he waived all rights to all other payments provided for in the Woodhams Incentive Agreement upon a change of control of the Company. Accordingly, the only payment Mr. Woodhams will receive upon a change of control is that set forth in the Third Amendment. The term of the Woodhams Incentive Agreement expires on June 8, 2004 and will be automatically extended from year to year unless the Company notifies Mr. Woodhams that it does not intend to extend the term.

     On December 31, 2001, each of Pamela M. Witters, the Company’s Chief Financial Officer, and Robert C. Naylor, the Company’s Senior Vice President of Sales, executed an Employment Agreement with the Company for three years. Ms. Witters’ agreement provides for an annual base salary of $210,000, and Mr. Naylor’s agreement provides for an annual base salary of $220,000, each of which may be increased from time to time by the Board of Directors. The Company can also award bonuses to Ms. Witters and Mr. Naylor based upon other considerations. See “Executive Compensation.” Each of these employment agreements will be automatically extended for additional successive one-year terms, unless the Company or the respective employee gives prior notice of termination. Should Ms. Witters’ or Mr. Naylor’s employment be terminated by the Company without cause, or by reason of death or disability, or should Ms. Witters or Mr. Naylor resign from employment for good reason, then the Company would be obligated to make a severance payment to that employee equal to the sum of his or her base salary as would be due in the aggregate for the remainder of the initial three-year term or the one-year renewal term then in effect, as the case may be, but which shall not be less than three months of his or her base salary then in effect. In the event of a change in control of the Company, the employment agreements provided that Ms. Witters and Mr. Naylor would be entitled to receive (a) three times the amount of base salary paid or payable by the Company to that employee for services rendered during the most recently completed fiscal year, plus (b) three times the amount of aggregate cash bonus paid or payable by the Company to that employee for services rendered during the most recently completed fiscal year. On May 11, 2004, however, each of Ms. Witters and Mr. Naylor entered into amendments to their employment agreements (the “Amendments”). The Amendments provide that, in the event of a change of control of the Company within six months following May 11, 2004, each of Ms. Witters and Mr. Naylor will receive a bonus equal to 3% of the net proceeds received by the Company’s shareholder and other executives, after certain adjustments, reductions and deposits. Concurrently with the execution of the Third Amendment, each of Ms. Witters and Mr. Naylor executed a Waiver of Payment under which they waived all rights to all other payments provided for in their employment agreements upon a change of control of the Company. Accordingly, the only payments that Ms. Witters and Mr. Naylor will receive upon a change of control is that set forth in the Amendments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

     The following table shows, as of April 30, 2004, except as otherwise indicated, the holdings of Pierre Foods common stock by (1) the sole entity or persons known to us to be the beneficial owner of more than five percent of the outstanding shares, and (2) by all directors and executive officers as a group.

NAME AND	NUMBER OF SHARES	PERCENT OF
ADDRESS OF	OF COMMON STOCK	OUTSTANDING
BENEFICIAL OWNER	BENEFICIALLY OWNED (1)	COMMON STOCK
PF Management, Inc. (2) 361 Second Street, NW	100,000	100%
Hickory, NC 28601
James C. Richardson, Jr. (3) P.O. Box 3967	100,000	100%
Hickory, NC 28603
David R. Clark (3) P.O. Box 3967	100,000	100%
Hickory, NC 28603
James M. Templeton (3) P.O. Box 1295	100,000	100%
Claremont, NC 28610
All directors and executive officers as a group (8 persons)	100,000	100%

(1) The actual number of shares outstanding at April 30, 2004 was 100,000.

(2) All of the shares owned by PF Management are also deemed to be beneficially owned by Messrs. Richardson, Clark, and Templeton, who are shareholders of PF Management.

(3) Consists of 100,000 shares deemed to be owned beneficially through PF Management

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     As described in “Liquidity and Capital Resources – Restructuring of Senior Notes” above, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions. The following related party transactions are specifically permitted under the terms of the Fourth Supplemental Indenture:

     • Columbia Hill Land Company, LLC, owned 50% by each of Messrs. Richardson and Clark, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $116,000 in fiscal 2004.

     • As described above, on August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from Fleet Capital Corporation. Messrs. Richardson and Clark have provided guarantees of value and validity of the collateral securing this credit facility; they did not, however, guarantee payment of the facility, nor are they receiving guarantee fees (see further discussion in “Liquidity and Capital Resources”).

     • On March 8, 2004 the Company took title to an aircraft that was transferred from Columbia Hill Aviation, LLC (“CHA”), owned 100% by PF Management, subject to existing purchase money debt. The aircraft was originally leased by the Company from CHA beginning in the fourth quarter of fiscal 2002. Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement. Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability. Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew. During fiscal 2004, the Company paid CHA approximately $2.6 million in lease payments. CHA was not a subsidiary of the Company; however, the Company considered CHA a non-independent special purpose leasing entity. Accordingly, CHA’s financial condition, results of operations and cash flows have been included in the Company’s consolidated financial statements included herein. Under the terms of the operating lease with CHA, and the financing agreements between CHA and its creditor, the Company did not maintain the legal rights of ownership to the aircraft, nor did CHA’s creditor maintain any legal recourse to the Company.

     Any related party transactions described below that were in effect at March 6, 2004 were subsequently terminated as of March 8, 2004 pursuant to the terms of the Fourth Supplemental Indenture. As a result of the termination of these related party transactions, subsequent to March 8, 2004, the Company will perform the purchasing and distribution services internally. Other related party services will be outsourced as necessary at comparable cost.

     Columbia Hill Management, Inc. (“Columbia Hill”), owned 50% by each of Messrs. Richardson and Clark, provided accounting, tax and administrative services to Pierre Foods, as well as professional services for the management of special projects. Fees paid for these services were approximately $203,000 in fiscal 2004.

     During fiscal 2004, PF Management owed the Company as much as $993,247 pursuant to a promissory note payable on demand and bearing interest at the prime rate. PF Management is owned in part by Messrs. Richardson and Clark, who have unconditionally guaranteed repayment of the note. As of March 8, 2004, this note was forgiven and included in the debt assumed per the Fourth Supplemental Indenture.

     Effective February 21, 2003, Messrs. Richardson and Clark sold their net assets in Compass Outfitters, LLC, a company that provides team-building opportunities for customers and employees of the Company, to the Company for a total of $270,983. In exchange for the net assets, the Company issued notes in the amount of $135,491 to each of Messrs. Richardson and Clark. The notes are five-year notes, bearing interest at 6% per annum, with interest and principal due at maturity.

     PF Purchasing, LLC (“PFP”), owned 100% by PF Management, served as the exclusive purchasing agent for the Company, pursuant to a three-year agreement that commenced September 3, 2001. Under the agreement, PFP made an incentive payment of $100,000 per quarter to the Company in consideration of the opportunity to act as exclusive purchasing agent, and in exchange is entitled to receive all rebates or discounts receivable by Pierre Foods from suppliers and vendors for orders negotiated and placed by PFP. In fiscal 2004, net fees paid to PFP were approximately $2,122,000.

     Effective March 3, 2002, the Company entered into a logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 100% by PF Management. Under the agreement, PF Distribution served as the exclusive logistics agent for the Company, and provided all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services was based on flat rates per pound, which were calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In fiscal 2004, distribution expense recorded in selling, general and administrative expense was approximately $31,126,000 of which approximately $30,999,000 million had been paid to PF Distribution as of March 6, 2004.

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

Item 14. Principal Accountant Fees and Services

     The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended March 6, 2004, and March 1, 2003, and for other services rendered by Deloitte & Touche LLP during those periods:

	Fiscal Years Ended
	March 6,	March 1,
	2004	2003
Audit Fees (1)	$281,000	$295,650
Audit Related Fees (2)	—	2,520
Tax Fees (3)	80,700	47,829
All Other Fees (4)	—	—

	$361,700	$345,999

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) Audit related fees consisted principally of services provided for consultation on accounting standards.

(3) Tax fees include all tax services relating to tax compliance, tax planning and reporting.

(4) No other fees for professional services rendered to the Company during fiscal 2004 or fiscal 2003.

(5) The Board considered the impact on auditor’s independence in connection with non-audit services and concluded that there is no adverse effect on their independence.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

     A current report on Form 8-K was filed on December 30, 2003 to provide information about the Company’s results of operations to holders of the Notes while the Company negotiated the terms of a restructuring of its Notes. Included in this filing were the unaudited balance sheets, statements of operations and statements of cash flows for the fiscal year ended March 1, 2003, as well as the first two quarters of the Company’s fiscal year 2004, which quarters ended May 31, 2003 and August 30, 2003.

     A current report on Form 8-K was filed on January 28, 2004 to provide information about the Company’s results of operations to holders of the Notes while the Company negotiated the terms of a restructuring of its Notes. Included in this filing were the unaudited balance sheet, statement of operations and statement of cash flows for the third fiscal quarter of 2004 ended November 29, 2003.

     A current report on Form 8-K was filed on January 30, 2004, announcing the Company had completed negotiations of a restructuring of its Notes and had distributed consent solicitation materials to holders of the Notes.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pierre Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERRE FOODS, INC.

	By:	/s/ DAVID R. CLARK

David R. Clark
Vice Chairman of the Board

Dated: May 17, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pierre Foods, Inc., in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James C. Richardson, Jr. James C. Richardson, Jr.	Chairman of the Board	May 17, 2004
/s/ David R. Clark David R. Clark	Vice Chairman of the Board	May 17, 2004
/s/ Norbert E. Woodhams Norbert E. Woodhams	Chief Executive Officer and President (Principal Executive Officer)	May 17, 2004
/s/ Pamela M. Witters Pamela M. Witters	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 17, 2004
/s/ Bobby G. Holman Bobby G. Holman	Director	May 17, 2004
/s/ Bruce E. Meisner Bruce E. Meisner	Director	May 17, 2004
/s/ William R. McDonald III William R. McDonald III	Director	May 17, 2004
/s/ JOHN H. GRIGG John H. Grigg	Director	May 17, 2004

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of Pierre Foods, Inc., dated July 30, 2002 incorporating Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

3.2	Amended and Restated Bylaws of Pierre Foods, Inc., dated September 18, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

3.3	Agreement and Restated Agreement and Plan of Share Exchange between Pierre Foods, Inc. and PF Management, Inc., dated as of December 20, 2001 (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement on Schedule 14A file on January 24, 2002)

4.1	Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2	Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3	Form of Global Note

4.4	First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

4.5	Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.6	Third Supplemental Indenture dated as of October 8, 1999 between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.7	Fourth Supplemental Indenture dated as of March 8, 2004 between the Company and U.S. Bank National Association, Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.1	Incentive Agreement dated as of August 18, 1999 among the Company, Pierre Foods, LLC and Norbert E. Woodhams, together with First Amendment to Incentive Agreement dated as of January 1, 2000 (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 1999)

10.2	Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and James C. Richardson, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

Exhibit No.	Description
10.3	Employment Agreement dated as of September 3, 2001, by and between Pierre Foods, Inc. and David R. Clark (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 1, 2001)

10.4	Employment Agreement dated as of December 31, 2001, between the Company and Pamela M. Witters (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.5	Employment Agreement dated as of December 31, 2001, between the Company and Robert C. Naylor (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 2, 2002)

10.6	Assignment and Assumption and Subordination Agreement dated as of March 8, 2004, between Pierre Foods, Inc. and PF Management, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.7	Termination Agreement dated as of March 8, 2004, between Columbia Hill Aviation, LLC and Pierre Foods, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.8	Termination Agreement dated as of March 8, 2004, between PF Purchasing, LLC and Pierre Foods, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.9	Termination Agreement dated as of March 8, 2004, between PF Distribution, LLC and Pierre Foods, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.10	Loan and Security Agreement, dated as of August 13, 2003, between the Company, PF Management, Inc. and Fleet Capital Corporation, as Lender

10.11	Amendment No. 1 to, and Consent Under Loan and Security Agreement, dated as of March 8, 2004, between Pierre Foods, Inc., PF Management, Inc. and Fleet Capital Corporation

10.12	Stock Purchase Agreement, dated as of May 11, 2004, between PF Management, Inc., the PF Management, Inc. Shareholders, David R. Clark and Pierre Holding Corp

10.13	Third Amendment to Incentive Agreement, dated as of May 11, 2004, between the Company and Norbert E. Woodhams

10.14	Amendment to Employment Agreement, dated as of May 11, 2004, between the Company and Pamela M. Witters

10.15	Amendment to Employment Agreement, dated as of May 11, 2004, between the Company and Robert C. Naylor

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Pierre Foods, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

     The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.

INDEX TO FINANCIAL STATEMENTS

Page
PIERRE FOODS, INC.
INDEPENDENT AUDITORS’ REPORT	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of March 6, 2004 and March 1, 2003	F-3
Consolidated Statements of Operations for the Years Ended March 6, 2004, March 1, 2003 and March 2, 2002	F-4
Consolidated Statements of Shareholders’ Equity for the Years Ended March 6, 2004, March 1, 2003 and March 2, 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended March 6, 2004, March 1, 2003 and March 2, 2002	F-6
Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Pierre Foods, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Pierre Foods, Inc. and subsidiaries (the “Company”) as of March 6, 2004 and March 1, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 6, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 6, 2004 and March 1, 2003, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 6, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective March 3, 2002 the Company changed its method of accounting for goodwill.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
May 17, 2004

PIERRE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	March 6,	March 1,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,865	$274,329
Certificate of deposit of special purpose entity	1,240,000	1,240,000
Accounts receivable, net	25,641,608	23,654,358
Inventories	38,974,018	32,584,777
Refundable income taxes	—	165,829
Deferred income taxes	3,569,766	2,642,526
Prepaid expenses and other current assets (includes related party amounts of $24,000 and $375,000 in fiscal 2004 and fiscal 2003, respectively)	3,236,867	3,264,746

Total current assets	72,867,124	63,826,565
PROPERTY, PLANT AND EQUIPMENT, NET	60,695,455	55,549,083

OTHER ASSETS:
Tradename, net	38,808,636	38,808,636
Note receivable-related party	993,247	993,247
Deferred income taxes	482,215	6,283,871
Deferred loan origination fees, net	1,627,601	2,950,109
Other	296,694	369,500

Total other assets	42,208,393	49,405,363

Total Assets	$175,770,972	$168,781,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,628,276	$369,467
Trade accounts payable	7,170,004	9,422,256
Accrued payroll and payroll taxes	5,745,950	5,929,464
Accrued interest	3,242,623	3,056,662
Accrued promotions	3,064,769	2,280,788
Income taxes payable	39,248	—
Accrued taxes (other than income and payroll)	901,693	561,642
Other accrued liabilities (includes related party amounts of $4,503,219 and $425,330 in fiscal 2004 and fiscal 2003, respectively)	4,964,703	1,490,086

Total current liabilities	26,757,266	23,110,365
LONG-TERM DEBT, less current installments	136,772,418	130,387,174
OBLIGATION OF SPECIAL PURPOSE ENTITY	5,293,342	5,591,813
OTHER LONG-TERM LIABILITIES	327,411	693,750
DEFERRED INCOME TAXES	—	—
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock — Class A, 100,000 shares authorized, issued and outstanding at March 6, 2004 and March 1, 2003	29,438,172	29,438,172
Accumulated deficit	(17,817,637)	(15,440,263)
Note receivable-related party	(5,000,000)	(5,000,000)

Total shareholders’ equity	6,620,535	8,997,909

Total Liabilities and Shareholders’ Equity	$175,770,972	$168,781,011

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 6,	March 1,	March 2,
	2004	2003	2002
REVENUES, NET:	$358,549,316	$276,338,823	$243,277,822
COSTS AND EXPENSES:
Cost of goods sold (includes net related party transactions totaling $5,295,036, $4,283,025 and $620,191 in fiscal 2004, 2003 and 2002, respectively)	254,235,016	184,091,572	160,781,388
Selling, general and administrative expenses (includes related party transactions totaling $32,487,545, $23,155,405 and $3,943,452 in fiscal 2004, 2003 and 2002, respectively)	79,982,134	71,351,817	62,398,791
Net loss on disposition of property, plant and equipment	11,042	88,937	83,833
Depreciation and amortization	4,604,954	4,124,641	6,437,873

Total costs and expenses	338,833,146	259,656,967	229,701,885

OPERATING INCOME	19,716,170	16,681,856	13,575,937

OTHER INCOME (EXPENSE):
Interest expense	(16,979,028)	(14,228,220)	(13,206,634)
Other income, net (includes related party income totaling $371,610 and $58,203 in fiscal 2003 and 2002, respectively)	—	446,825	364,237

Other expense, net	(16,979,028)	(13,781,395)	(12,842,397)

INCOME BEFORE INCOME TAX AND CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	2,737,142	2,900,461	733,540
INCOME TAX PROVISION	(1,303,347)	(1,122,478)	(732,960)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,433,795	1,777,983	580
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of income tax benefit of $10,415,037)	—	(18,604,534)	—

NET INCOME (LOSS)	$1,433,795	$(16,826,551)	$580

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Income before cumulative effect of accounting change	$14.34	$17.78	$0.01
Cumulative effect of accounting change	—	(186.05)

Net income (loss) per common share - basic and diluted	$14.34	$(168.27)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common	Additional	Retained	Receivable	Total
	Common	Stock	Paid in	Earnings	From	Shareholders’
	Stock	Class A	Capital	(Deficit)	Shareholder	Equity
BALANCE AT MARCH 3, 2001	$5,781,480	—	$23,317,053	$2,768,265	$(5,000,000)	$26,866,798
Net income	—	—	—	580	—	580
Capital Contributions to special purpose entity	—	—	339,639	—	—	339,639

BALANCE AT MARCH 2, 2002	5,781,480	—	23,656,692	2,768,845	(5,000,000)	27,207,017
Recapitalization	(5,781,480)	29,438,172	(23,656,692)	—	—	—
Net loss	—	—	—	(16,826,551)	—	(16,826,551)
Distributions of special purpose entity	—	—	—	(1,382,557)	—	(1,382,557)

BALANCE AT MARCH 1, 2003	—	29,438,172	—	(15,440,263)	(5,000,000)	8,997,909
Net income	—	—	—	1,433,795	—	1,433,795
Distribution to parent — tax benefit	—	—	—	(3,578,169)	—	(3,578,169)
Distributions of special purpose entity	—	—	—	(233,000)	—	(233,000)

BALANCE AT MARCH 6, 2004	$—	$29,438,172	$—	$(17,817,637)	$(5,000,000)	$6,620,535

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 6,	March 1,	March 2,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,433,795	$(16,826,551)	$580

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	18,604,534	—
Depreciation and amortization	4,604,954	4,124,641	6,437,873
Amortization of deferred loan origination fees	769,587	746,262	528,202
Deferred income taxes	1,296,247	1,286,191	806,004
Write-off of deferred loan origination fees	1,233,530	—	—
Net loss on disposition of assets (net of writedowns)	11,042	88,937	83,833
(Increase) decrease in other assets	72,806	79,831	(440,931)
Decrease in other long-term liabilities	(366,339)	(338,946)	(314,535)
Changes in operating assets and liabilities providing (using) cash:
Receivables	(1,987,250)	(2,170,878)	(3,271,133)
Inventories	(6,389,241)	(8,731,922)	2,951,208
Refundable income taxes, prepaid expenses and other assets	193,708	(1,726,478)	630,899
Trade accounts payable and other accrued liabilities	2,388,092	4,906,862	2,440,434

Total adjustments	1,827,136	16,869,034	9,851,854

Net cash provided by operating activities	3,260,931	42,483	9,852,434

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets to others	278,400	83,000	1,000
Increase in related party notes receivables	—	—	(58,203)
Capital expenditures	(10,040,768)	(16,216,292)	(5,994,017)
Certificate of deposit of special purpose entity	—	—	(1,240,000)

Net cash used in investing activities	(9,762,368)	(16,133,292)	(7,291,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayment) of revolving credit agreement with former lender	(15,085,147)	15,085,147	—
Net borrowings under new revolving credit agreement	13,279,986	—	—
Borrowings under equipment term loan subline	5,000,000	—	—
Borrowings under real estate term loan subline	5,000,000	—	—
Principal payments on long-term debt	(849,257)	(311,967)	(134,107)
Loan origination fees	(680,609)	(1,603,467)	(1,949)
Capital contributions to (distributions of) special purpose entity	(233,000)	(1,382,557)	339,639

Net cash provided by financing activities	6,431,973	11,787,156	203,583

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,464)	(4,303,653)	2,764,797
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	274,329	4,577,982	1,813,185

CASH AND CASH EQUIVALENTS, END OF YEAR	$204,865	$274,329	$4,577,982

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACQUISITION

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

     On July 26, 2002, the Company’s shareholders approved the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002 and the management buyout of the Company was completed on July 26, 2002. This going-private transaction resulted in the Company becoming a wholly-owned subsidiary of PF Management; accordingly, there is no public market for the Company’s common stock. The Company had 5,781,480 shares issued and outstanding immediately before the closing and 2,500,000 shares of preferred stock authorized, none of which were outstanding. After the closing, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 100,000 shares of Class A common stock as the only authorized class of capital stock of the Company. All 100,000 shares of authorized common stock have been issued to PF Management. All per share amounts have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include Pierre Foods, Inc. and subsidiaries, as well as the accounts of the special purpose leasing entity (see Note 16). All intercompany transactions have been eliminated.

     Fiscal Year. The Company reports the results of operations using a 52-53 week basis. Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks. Fiscal 2004 represents a 53 week period. Fiscal 2003 and fiscal 2002 represent 52 week periods.

     The Company’s fiscal year ended March 6, 2004 is referred to herein as “fiscal 2004,” its fiscal year ended March 1, 2003 is referred to herein as “fiscal 2003,” and its fiscal year ended March 2, 2002 is referred to herein as “fiscal 2002.”

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

     The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis, and determined no impairment existed at March 6, 2004 or March 1, 2003.

     Goodwill and Other Intangible Assets. During fiscal 2002 and prior years, Goodwill and other intangible assets were being amortized using the straight line method over a 30 year period. The carrying value of goodwill and other intangible assets was evaluated periodically as events and circumstances indicated a possible inability to recover its carrying amount. Amortization expense recognized for the fiscal year ended March 2, 2002 was $2,693,499.

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

     As required by SFAS 142, the results for fiscal 2002 have not been restated. The table below presents the effect on net income (loss) and income (loss) per share as if SFAS 142 had been in effect for fiscal 2002:

	Fiscal	Fiscal	Fiscal
	Year Ended	Year Ended	Year Ended
	March 6, 2004	March 1, 2003	March 2, 2002
Reported net income (loss)	$1,433,795	$(16,826,551)	$580
Add back goodwill and tradename amortization (net of tax)	—	—	1,688,823

Adjusted net income (loss)	$1,433,795	$(16,826,551)	$1,689,403

Basic and diluted net
Income (loss) per share
Reported net income (loss)	$14.34	$(168.27)	$0.01
Add back goodwill and tradename amortization (net of tax)	—	—	16.88

Adjusted net income (loss)	$14.34	$(168.27)	$16.89

     Economic Useful Life of Intangible Assets. The Company reviews the economic useful life of its intangible assets annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.

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

     Significant Customer. Sales to Carl Karcher Enterprises Inc (“CKE”) accounted for approximately 24% and 11%, of our net sales in fiscal 2004 and 2003, respectively. No other customer accounted for 10% or more of net sales during fiscal years 2004, 2003 and 2002.

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

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense for fiscal 2004, fiscal 2003 and fiscal 2002 was $558,689, $652,927 and $810,367, respectively.

     Research and Development. The Company expenses research and development costs as incurred. Research and development expense for fiscal 2004, fiscal 2003 and fiscal 2002 was $885,575, 648,774 and $372,797, respectively.

     Distribution Expense. The Company expenses distribution costs as incurred. These costs include warehousing, fulfillment and freight costs, and are included in selling, general and administrative expense. Distribution expense included in operations for fiscal 2004, fiscal 2003 and fiscal 2002 was $31,126,379, $21,544,140 and $17,828,859, respectively (See Note 16).

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

     Reclassifications. Financial statements for fiscal 2003 and fiscal 2002 have been reclassified, where applicable, to conform to the financial statement presentation used in fiscal 2004.

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

     Going Concern Assumption. Significant assumptions underlie the belief that the Company anticipates that its fiscal 2005 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its $40 million credit facility, including among other things, that there will be no material adverse developments in the business, liquidity or significant capital requirements of the Company.

     New Accounting Pronouncements. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” was adopted by the Company beginning March 2, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The adoption of SFAS 143 did not have a material impact on the Company’s financial position and results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”) — “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that changes to the fair value based method of accounting for stock-based employee compensation and changes the disclosure requirements. This statement was effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 effective March 1, 2003. During fiscal 2003, effective with the management buyout discussed in Note 1, all stock option plans were terminated and all outstanding options were cancelled, however, the necessary disclosure requirements of SFAS 148 are presented in Note 2 of the Notes to Consolidated Financial Statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under Statement of Financial Accounting Standards No. 133. SFAS 149 is effective for all contracts entered into or modified after June 30, 2003. This Statement did not have an impact on the Company’s financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), —“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain freestanding financial instruments to be reported as liabilities by their issuers. The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. This statement did not have an impact on the Company’s financial statements.

     In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which expands the disclosures a guarantor is required to provide in its annual and interim financial statements regarding its obligations for certain guarantees. Disclosures are required to be included in financial statements issued after December 15, 2002 (see Note 7). FIN 45 also requires the guarantor to recognize a liability for the fair value of an obligation assumed for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position and results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses how to identify variable interest entities and the criteria that require a company to consolidate such entities in its financial statements. As originally issued, FIN 46 was effective on February 1, 2003 for new transactions and on July 1, 2003 for existing transactions. In December 2003, the FASB deferred the effective date for transactions entered into prior to February 1, 2003, to the first reporting period that ends after March 15, 2004. The Company does not believe that the adoption of FIN 46 will have a material impact on its financial position and results of operations.

Stock Compensation. The Company accounts for its stock option plans using the intrinsic value based method. Had compensation for stock options granted been determined using the fair value based method, the Company’s net income (loss) and net income (loss) per common share amounts for fiscal 2004, 2003, and 2002 would approximate the following pro forma amounts:

	Fiscal Years Ended
	March 6, 2004	March 1, 2003	March 2, 2002
Net income (loss), as reported	$1,433,795	$(16,826,551)	$580
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	—	(171,335)	(253,434)

Net income (loss), proforma	$1,433,795	$(16,997,886)	$(252,854)

Net income (loss) per common share — basic and diluted, as reported:	$14.34	$(168.27)	$0.01

Net income (loss) per common share — basic and diluted, proforma:	$14.34	$(169.98)	$(2.53)

3. ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

	March 6,	March 1,
	2004	2003
Accounts receivable:
Trade accounts receivable (less allowance for doubtful receivables of $353,543 and $309,741 at March 6, 2004 and March 1, 2003)	$24,300,201	$23,072,351
Other receivables	1,341,407	582,007

Total accounts receivable	$25,641,608	$23,654,358

Related party note receivable (includes accrued interest) (Note 16):	$993,247	$993,247

Total noncurrent note receivable	$993,247	$993,247

     See Note 16 regarding a $5,000,000 note receivable from a significant shareholder presented as a reduction of shareholders’ equity.

     The following is a summary of activity in the allowance for doubtful receivables for the three years in the period ended March 6, 2004 :

		Additions	Deduction
	Balance	Charged to	Amounts	Balance
	Beginning	Costs and	Charged	End of
Year Ended	of Period	Expenses	Off-Net	Period
March 6, 2004	$309,741	507,077	463,275	$353,543
March 1, 2003	219,118	108,646	18,023	309,741
March 2, 2002	244,881	199,840	225,603	219,118

4. INVENTORIES

     A summary of inventories, by major classification, follows:

	March 6,	March 1,
	2004	2003
Manufacturing supplies	$1,572,212	$1,361,313
Raw materials	5,427,936	6,688,473
Work in process	1,157	3,955
Finished goods	31,972,713	24,531,036

Total	$38,974,018	$32,584,777

5. PROPERTY, PLANT AND EQUIPMENT

     The major components of property, plant and equipment are as follows:

	Estimated	March 6,	March 1,
	Useful Life	2004	2003
Land		$1,270,025	$1,304,018
Land improvements	10-20 years	585,729	382,204
Buildings	20-40 years	26,492,579	23,454,089
Leasehold improvements	5-20 years	1,145,737	1,521,889
Machinery and equipment	5-20 years	45,793,907	38,915,741
Machinery and equipment under capital leases	5-15 years	325,871	389,873
Furniture and fixtures	5-15 years	5,798,747	5,653,632
Furniture and fixtures under capital leases	5-15 years	58,102	58,102
Aircraft (Note 16 and Note 17)	16 years	6,200,000	6,200,000
Automotive equipment	2-5 years	644,926	816,353
Construction in progress		338,357	1,962,435

Total		88,653,980	80,658,336
Less accumulated depreciation and amortization		27,958,525	25,109,253

Property, plant and equipment, net		$60,695,455	$55,549,083

6. INTANGIBLE ASSETS

     Intangible assets consist of the following:

	March 6,	March 1,
	2004	2003
Tradename	$38,808,636	$38,808,636

     The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,“on March 3, 2002. Upon adoption, the Company ceased amortizing goodwill and indefinite-lived intangibles. The Company recorded no amortization expense in fiscal 2004 and fiscal 2003.

7. FINANCING ARRANGEMENTS

     Long-term debt is comprised of the following:

	March 6,	March 1,
	2004	2003
10.75% Senior Notes, interest payable on June 1 and December 1 of each year, maturing on June 1, 2006	$115,000,000	$115,000,000
Revolving line of credit, maximum borrowings of $40 million, with floating interest rates maturing 2007	13,279,985	15,085,147
5.25% Term loan subline—equipment	4,583,339	—
5.25% Term loan subline—real estate	4,708,331	—
6% Notes Payable maturing 2008 (Note 16)	270,983	270,983
4.89% to 11.9% capitalized lease obligations maturing 2008 (Note 9)	244,713	110,655

Total long-term debt	138,087,351	130,466,785
Less current installments	1,314,933	79,611

Long-term debt, excluding current installments	$136,772,418	$130,387,174

     The Senior Notes are unsecured obligations of the Company, subject to certain financial and non-financial covenants. At March 6, 2004, the Company believes it was in compliance with all covenants under the Senior Notes; but continued compliance will depend on future cash flows and net income, which are not assured (See also Note 17).

     Effective August 13, 2003, the Company terminated its five-year variable-rate $50 million revolving credit facility. Also effective August 13, 2003, the Company obtained a three-year variable rate $40 million revolving credit facility from a new lender, which includes a $5 million real estate term loan subline, a $5 million equipment term loan subline and a $7.5 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new facility at March 6, 2004 was 5% (prime plus 1%). Borrowings under the new facility are due the earlier of ninety days prior to the redemption of the Senior Notes or August 13, 2006. Repayment is also required in the amount of the proceeds from the sale of any collateral. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     The average rate on the $40 million revolving credit line was 5.66% for the fiscal year ended March 6, 2004. The average rate on the $50 million revolving credit line was 8.23% for the fiscal year ended March 1, 2003. At March 6, 2004, the Company had outstanding borrowings under this new revolving credit facility of $13.3 million and borrowing availability of approximately $12.9 million. Also, at March 6, 2004, the Company had borrowings under the real estate subline and the equipment subline of $4.7 million and $4.6 million, respectively. At March 1, 2003, the Company had outstanding borrowings under the revolving credit facility of $15.1 million, and had approximately $4.6 million of additional borrowing availability.

7. FINANCING ARRANGEMENTS (CONTINUED)

Long-Term Debt Maturities, Including Capital Leases (Note 9)
2005	2006	2007	2008	Total
$1,314,933	$116,303,479	$20,188,912	$280,027	$138,087,351

     Obligation of special purpose entity is comprised of a seven year variable rate note payable, due in monthly installments with a balloon payment due in December 2008 (see Note 16):

	March 6,	March 1,
	2004	2003
Obligation of special purpose entity	$5,606,686	$5,881,669
Less current installments	313,344	289,856

Obligation of special purpose entity, excluding current installments	$5,293,342	$5,591,813

Obligation of Special Purpose Entity
				2009 and
2005	2006	2007	2008	Thereafter	Total
$313,344	$331,029	$349,712	$369,450	$4,243,151	$5,606,686

8. INCOME TAXES

     The income tax provision (benefit) is summarized as follows:

	Fiscal Years Ended
	March 6,	March 1,	March 2,
	2004	2003	2002
Current:
Federal	$—	$(232,761)	$(59,063)
State	7,100	69,048	(13,981)

Total current	7,100	(163,713)	(73,044)

Deferred:
Federal	1,077,657	1,161,298	694,949
State	218,590	124,893	111,055

Total deferred	1,296,247	1,286,191	806,004

Total provision (benefit)	$1,303,347	$1,122,478	$732,960

     Actual income tax provision are different from amounts computed by applying a statutory federal income tax rate to income or loss. The computed amount is reconciled to total income tax provision.

	Fiscal Years Ended
	March 6, 2004		March 1, 2003		March 2, 2002
		Percent of		Percent of		Percent of
	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Loss
Computed provision at statutory rate	$930,628	34.0%	$986,156	34.0%	$249,404	34.0%
Tax effect resulting from:
State income taxes, net of federal tax provision	214,720	7.8	128,001	4.4	55,857	7.6
Compensation limitation	—	0.0	18,360	0.6	315,941	43.0
Income of Columbia Hill Aviation	(260,504)	(9.5)	(403,663)	(13.9)	—
Meals and entertainment	359,165	13.1	386,830	13.3	80,429	11.0
Other permanent differences	59,338	2.2	6,794	0.3	31,329	4.3

Income tax provision	$1,303,347	47.6%	$1,122,478	38.7%	$732,960	99.9%

8. INCOME TAXES, CONTINUED

     The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company’s deferred income tax assets and liabilities for fiscal 2004 and fiscal 2003 is as follows:

	March 6, 2004			March 1, 2003
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Allowance for doubtful receivables	$641,274		$641,274	$355,239	$—	$355,239
Inventory	1,033,554		1,033,554	1,102,107	—	1,102,107
Accrued promotional expense	1,213,601		1,213,601	840,698	—	840,698
Accrued vacation pay	479,528		479,528	419,132	—	419,132
Reserve for returns	70,155		70,155	45,925	—	45,925
Reserves - other	3,634		3,634	18,865	—	18,865
Prepaid expenses		(254,633)	(254,633)		(257,087)	(257,087)
Accrued worker’s compensation	218,037		218,037	142,396	—	142,396
Consulting Agreements	116,362		116,362
Other	48,254		48,254	—	(24,749)	(24,749)

Total current	3,824,399	(254,633)	3,569,766	2,924,362	(281,836)	2,642,526

Noncurrent:
Property, plant and equipment		(6,948,257)	(6,948,257)	—	(5,237,655)	(5,237,655)
Consulting agreements	—		—	270,562	—	270,562
Goodwill amortization	3,368,976		3,368,976	5,331,733	—	5,331,733
General business credit carryforward	1,070,799		1,070,799	1,070,799	—	1,070,799
Alternative minimum tax credit carryforward	206,421		206,421	206,421	—	206,421
Federal loss carryforward	1,807,420		1,807,420	3,510,287	—	3,510,287
State loss carryforward	181,922		181,922	430,000	—	430,000
Charitable contribution carryforward	177,155		177,155	231,758	—	231,758
Other	617,779		617,779	469,966	—	469,966

Total noncurrent	7,430,472	(6,948,257)	482,215	11,521,526	(5,237,655)	6,283,871

Total current and noncurrent	$11,254,871	$(7,202,890)	$4,051,981	$14,445,888	$(5,519,491)	$8,926,397

     The Company will file a consolidated federal income tax return, with its parent corporation, PF Management, for fiscal 2004. Under consolidated tax return rules, PF Management will be able to utilize the net operating loss and certain other deductions of the Company that could not otherwise be currently utilized by the Company on a separate return basis. The tax sharing agreement between PF Management and the Company does not require PF Management to reimburse the Company for the net operating loss and other deductions that could not be currently utilized on a separate return basis. Accordingly, the Company recorded a noncash distribution to PF Management in the amount of $3,578,169 for the utilization of the Company’s deferred tax assets in PF Management’s consolidated federal income tax return.

     At March 6, 2004, federal and state loss carryovers of approximately $5,316,000 and $9,858,000, respectively, are available to offset future federal and state taxable income. The carryover periods range from fifteen to twenty years, which will result in expirations of varying amounts beginning in fiscal 2015 and continuing through fiscal 2022.

     Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets will be realized.

9. LEASED PROPERTIES

     The Company operates certain machinery and equipment and furniture and fixtures under leases classified as capital leases. The leases have original terms ranging from one to eight years. The assets covered under these leases have carrying values of $310,904 and $162,358 at March 6, 2004 and March 1, 2003, respectively.

     Certain machinery and equipment and real estate are under operating leases with terms that are effective for varying periods until 2012. Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee. Amounts below include leases with related parties (see Note 16).

     At March 6, 2004, minimum rental payments required under operating and capital leases are summarized as follows:

	Minimum Rental Payments
	Operating	Capital
Fiscal Year	Leases	Leases	Total
2005	$878,482	$114,764	$993,246
2006	614,704	95,841	710,545
2007	384,653	47,694	432,347
2008	288,645	9,139	297,784
2009	157,450	—	157,450
Later years	190,400	—	190,400

Total minimum lease payments	$2,514,334	267,438	$2,781,772

Less amount representing interest		(22,725)

Present value of minimum lease payments under capital leases (Note 7)		$244,713

     Rental expense charged to continuing operations is as follows:

	Fiscal Year Ended
	March 6,	March 1,	March 2,
	2004	2003	2002
Real estate	$525,830	$192,396	$164,003
Equipment	928,190	981,533	1,185,738

Total	$1,454,020	$1,173,929	$1,349,741

10. EMPLOYEE BENEFITS

     The Company maintains a 401(k) Retirement Plan for its employees which provides that the Company will make a matching contribution of up to 50% of an employee’s voluntary contribution, limited to the lesser of 5% of that employee’s annual compensation or $13,000 for fiscal 2004. The Company’s contributions were $494,203, $484,639, and $450,085 in fiscal 2004, 2003 and 2002, respectively.

     The Company provides employee health insurance benefits to employees. During fiscal 2002, benefits were provided through both fully insured and self insurance group medical plans, which are partially funded by the Company. During fiscal 2004 and fiscal 2003, medical benefits were provided primarily through self insurance group medical plans. During fiscal 2004, 2003 and 2002, contributions included in operations were $4,139 We had to subtract stop loss reimbursements.,845, $2,833,789 and $1,579,999, respectively.

     Effective August 1, 2000, the Company adopted the Pierre Foods, Inc. Compensation Exchange Plan. The Plan is a non-qualified deferred compensation plan in which eligible participants consist of highly compensated employees and the Company’s Board of Directors. Cash contributions to the Plan were $43,839 and $55,270 during fiscal 2003 and fiscal 2002, respectively. Effective December 31, 2002, the Company terminated the plan.

11. STOCK OPTIONS

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

     At March 6, 2004 excluding long-term debt, the book values of each of the nonderivative financial instruments recorded in the Company’s balance sheet are considered representative of fair value due to variable interest rates, short terms to maturity and/or short length of time outstanding.

     The fair value of the Company’s Senior Notes is estimated based on quoted market prices and interest rates currently available for issuance of debt with similar terms and maturities. As of March 6, 2004 and March 1, 2003, the fair value of the Senior Notes was $115,000,000 and $85,100,000, respectively.

13. MAJOR BUSINESS SEGMENT

     During fiscal 2004, fiscal 2003 and fiscal 2002, the Company operated solely in the food manufacturing segment. Sales by major product line are as follows:

	Net Revenues by Source
	Fiscal Years Ended
	March 6, 2004	March 1, 2003	March 2, 2002
Food Processing:
Fully-Cooked Protein Products	$214,738,933	$149,302,819	$139,634,468
Microwaveable Sandwiches	136,423,374	119,087,550	95,779,980
Bakery and Other Products	7,387,009	7,948,454	7,863,374

Total Food Processing	$358,549,316	$276,338,823	$243,277,822

Significantly all revenues and long-lived assets are derived from and reside in the United States.

14. COMMITMENTS AND CONTINGENCIES

     The Company’s new three year variable rate $40 million revolving credit facility includes letter of credit subfacilities in the amount of $7.5 million. The Company provides a secured letter of credit in the amount of $3,500,000 to its insurance carrier for the underwriting of certain performance bonds, which expires in fiscal 2005. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker’s compensation and general liability claims. Letters of credit for these claims totaled $75,000 in fiscal 2004. In addition, the Company provides secured letters of credit to a limited number of suppliers. Letters of credit for suppliers totaled $250,000 in fiscal 2004.

     The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

	Commitments by Fiscal Year
					2009 and
	2005	2006	2007	2008	Thereafter	Total
Letters of Credit	$3,825,000	$—	$—	$—	$—	$3,825,000
Purchase Commitments for Capital Projects	204,517	—	—	—	—	204,517

Total	$4,029,517	$—	$—	$—	$—	$4,029,517

	Contractual Obligations by Fiscal Year
					2009 and
	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt	$1,214,280	$116,214,280	$20,143,095	$270,983	$—	$137,842,638
Capital Lease Obligations	100,653	89,199	45,817	9,041	—	244,710
Operating Lease Obligations	878,482	614,704	384,653	288,645	347,850	2,514,334
Consulting and Noncompete Agreements	327,411	—	—	—	—	327,411
Obligation of Special Purpose Entity	313,344	331,029	349,712	369,450	4,243,151	5,606,686

Total	$2,834,170	$117,249,212	$20,923,277	$938,119	$4,591,001	$146,535,779

See Note 17 to the Consolidated Financial Statements for a further discussion of commitments, contingencies and contractual obligations.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest, income taxes refunded and non-cash transactions consisting of notes issued for assets acquired, capital lease additions and certain tax benefits utilized by the Parent accounted for as a distribution to the Parent are as follows:

	Fiscal Years Ended
	March 6, 2004	March 1, 2003	March 2, 2002
Interest	$14,857,594	$13,515,920	$12,612,803
Income taxes refunded	$197,977	$68,506	$1,164,569
Notes issued for assets acquired	$—	$270,983	—
Capital lease additions	$273,208	$73,475	—
Distribution to parent – tax benefit	$3,578,167	$—	—

     During the fourth quarter of fiscal 2002, the special purpose leasing entity exchanged a note payable in the amount of $6,200,000 for the purchase of an aircraft for $6,200,000, in a non-cash transaction (see Note 16).

16. TRANSACTIONS WITH RELATED PARTIES

Related party transactions during fiscal 2004, 2003 and 2002 arose in connection with the following relationships:

     As discussed in Note 17 – “Restructuring of Senior Notes,” on March 8, 2004 the Company executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions. The following related party transactions are specifically permitted under the terms of the Fourth Supplemental Indenture:

          •     Columbia Hill Land Company, LLC, owned 50% by each of Messrs. Richardson and Clark, Chairman and Vice-Chairman, respectively, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $116,000 in fiscal 2004.

          •     As described above, on August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from Fleet Capital Corporation. Messrs. Richardson and Clark have provided guarantees of value and validity of the collateral securing this credit facility; they did not, however, guarantee payment of the facility, nor are they receiving guarantee fees (see further discussion in “Liquidity and Capital Resources”).

          •     On March 8, 2004 the Company took title to an aircraft that was transferred from Columbia Hill Aviation, LLC (“CHA”), owned 100% by PF Management, subject to existing purchase money debt. The aircraft was originally leased by the Company from CHA beginning in the fourth quarter of fiscal 2002. Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement. Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability. Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew. During fiscal 2004, the Company paid CHA approximately $2.6 million in lease payments. CHA was not a subsidiary of the Company; however, the Company considered CHA a non-independent special purpose leasing entity. Accordingly, CHA’s financial condition, results of operations and cash flows have been included in the Company’s consolidated financial statements included herein. Under the terms of the operating lease with CHA, and the financing agreements between CHA and its creditor, the Company did not maintain the legal rights of ownership to the aircraft, nor did CHA’s creditor maintain any legal recourse to the Company.

     Any related party transactions described below that were in effect at March 6, 2004 were subsequently terminated as of March 8, 2004 pursuant to the terms of the Fourth Supplemental Indenture. As a result of the termination of these related party transactions, subsequent to March 8, 2004, the Company will perform the purchasing and distribution services internally. Other related party services will be outsourced as necessary at comparable cost.

     Under an agreement with a management services entity owned by certain officers and directors, as amended on December 17, 1999, the Company received corporate management services, which included, among other things, strategic planning, investor relations, management of the Company’s banking, accounting and legal relationships and general oversight. Management fees paid under this agreement were in lieu of salary compensation for certain of the Company’s senior executives. Amounts paid under the agreement were $925,000 in fiscal 2002. Effective April 25, 2001, the agreement was assigned to another management services entity, owned by certain officers and directors. Fees paid in fiscal 2002 under the assigned agreement were $325,000, with an additional $350,000 paid as a termination fee, and $292,500 paid in bonuses to its senior executives. This agreement was cancelled as of September 3, 2001. In addition, $426,435 was paid to this entity for reimbursement of expenses incurred in connection with the exchange as required by the amended exchange agreement (see Note 1).

     The Company uses the services of an entity in which the Company’s principal shareholders have substantial ownership interests. Services provided by this entity include accounting, tax and administrative services, as well as consulting services related to the development of new sales, warehousing and distribution programs. Total payments for such services were approximately $203,000, $650,000 and $1,130,000 in fiscal 2004, 2003 and 2002, respectively.

     The Company uses the services of an entity owned 100% by PF Management. This entity serves as the exclusive purchasing agent pursuant to a three-year agreement that commenced September 3, 2001. Under the agreement, the entity pays $100,000 per quarter for the right to serve as exclusive purchasing agent. Net payments to the purchasing entity were approximately $2,122,000, $3,960,000 and $620,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, and are recorded in cost of goods sold.

     During the fourth quarter of fiscal 2002, the Company leased an aircraft from an entity owned 100% by PF Management. Under this lease, the Company maintained its own flight department and was responsible for all operating costs. Total payments under that lease were approximately $168,000 in fiscal 2002. Effective March 1, 2002, that lease was cancelled and replaced with a four-year non-exclusive operating lease agreement. Pursuant to the new lease, the Company is obligated to make minimum quarterly lease payments of $471,500 each for the right to use the aircraft for a specified number of hours. Under this lease arrangement, the entity is responsible for all expenses incurred in the operation and use of the aircraft, except that the Company must provide its own crew. On March 1, 2002, the Company paid $943,000 as a refundable deposit under the agreement and $471,500 for its first quarterly lease payment. During fiscal 2004 and fiscal 2003, the Company paid approximately $2,597,000 and $3,188,000, respectively for the aircraft lease.

     The aircraft leasing entity is owned 100% by PF Management and the Company considers the entity a non-independent special purpose leasing entity. Accordingly, the entity’s assets and liabilities, results of operations and cash flows have been included in the Company’s consolidated financial statements. Under the terms of the operating lease with the entity, and the financing agreements between the entity and its creditor, the Company did not maintain the legal rights of ownership to the aircraft, nor does the entity’s creditor maintain any legal recourse to the Company.

     Effective March 3, 2002, the Company entered into a one-year logistics agreement with PF Distribution, LLC (“PF Distribution”), owned 100% by PF Management. Under the agreement, PF Distribution will serve as the exclusive logistics agent for the Company, and will provide all warehousing, fulfillment and transportation services to the Company. The cost of PF Distribution’s services is based on flat rates per pound, which are calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In fiscal 2004, distribution expense recorded in selling, general and administrative expense was approximately $31,126,000 million, of which approximately $30,999,000 million had been paid to PF Distribution as of March 6, 2004. In fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $21,544,000 million, of which approximately $21,254,000 million had been paid to PF Distribution as of March 1, 2003.

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

     The Company uses the services of an entity in which one of the Company’s principal shareholders has a substantial ownership interest. This entity provides general construction and maintenance services. Total payments for such services were approximately $142,000 in fiscal 2002.

     The Company uses the services of an entity in which the Company’s principal shareholders have substantial ownership interests. This entity provides team-building opportunities for customers and employees. Total payments for such services were approximately $530,000 and $90,000 in fiscal 2003 and fiscal 2002, respectively. During fiscal 2003, Messrs. Richardson and Clark each became 50% owners of the entity. Effective February 21, 2003, Messrs. Richardson and Clark sold their net assets in the entity to the Company for a total of $270,983. In exchange for the net assets, the Company issued notes in the amount of $135,491 to each of Messrs. Richardson and Clark. The notes are five-year notes, bearing interest at 6% per annum, with interest and principal due at maturity.

     During fiscal 2004, 2003 and 2002, the Company maintained a $993,247 note receivable from its principal shareholders. Note is payable on demand and bears interest at the prime rate through the end of fiscal 2002, none thereafter.

     The Company has mutual leasing agreements with certain related individuals and with certain companies in which the Company’s principal shareholders have substantial ownership interests. Total payments under such leasing agreements were approximately $260,000 in fiscal 2004, $176,000 in fiscal 2003 and $103,000 in fiscal 2002.

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

     On December 16, 1999, the Board of Directors approved a loan to Mr. James C. Richardson, the Company’s current Chairman, of an amount up to $8.5 million for the purpose of enabling Mr. Richardson to purchase shares of the Company’s common stock owned by certain shareholders. The terms of the loan provide that outstanding amounts will bear a simple interest rate of 8.5%, with principal and interest due on demand. At March 4, 2000, disbursements under the loan approval totaled $5 million. Due to the nature of the loan, the outstanding balance is presented as a reduction of shareholders’ equity.

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

17. SUBSEQUENT EVENTS

Restructuring of Senior Notes.

     In November 2002, the Company received a notice alleging that the Company was in violation of certain non-financial covenants under the Indenture covering the Senior Notes. The Company disagreed that it had violated any Indenture covenants.

     On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding Notes, representing 97.74% of the outstanding Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee equal to 3% of the principal amount of Notes held by each consenting noteholder; granted to the noteholders liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s current credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Notes at par plus accrued interest on March 31, 2005, provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions (see Note 16, “Transactions with Related Parties”); provided for the assumption by the Company of approximately $15.4 million of subordinated debt of PF Management; required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004.

     The restrictive covenants limiting compensation payable to certain senior executives of the Company contain provisions for bonuses based on the profitability of the Company and cash payments made on the Notes which could significantly increase the limitation.

     Concurrently with the execution of the Fourth Supplemental Indenture the Company took title to an aircraft transferred from a related party subject to existing purchase money debt; forgave the $993,247 related party note receivable from its principal shareholders; cancelled the balances owed by the Company to certain related parties; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases will be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007.

     As noted above, the Company assumed $15.4 million of subordinated debt of PF Management in connection with the Fourth Supplemental Indenture. Principal payments on the former PF Management debt will be $4.8 million during fiscal year 2005, $3.6 million during fiscal year 2006 and $7.0 million during fiscal year 2007. The interest rates on the former PF Management debt range from 4.4% to 25%.

Other Events

     On May 11, 2004, the shareholders of PF Management, the sole shareholder of the Company, agreed to sell their shares of stock in PF Management to an affiliate of Madison Dearborn Capital Partners (“MDCP”). The sale is scheduled to close on or around June 30, 2004, subject to the satisfaction or waiver of conditions typical of leveraged buyout transactions, including (among others) these:

•      The buyer’s receipt of, and reasonable satisfaction with, consents of certain of the Company’s customers and suppliers and the acquiescence of federal antitrust authorities;

•      The absence at the closing of a material adverse change in the assets, liabilities, business, operations, results or condition of the Company and PF Management since November 29, 2003;

•      The buyer’s receipt of, and reasonable satisfaction with, audited financial statements of the Company for the fiscal year ended March 6, 2004 and of PF Management for the same fiscal year and the two immediately preceding fiscal years;

•      The buyer’s receipt of tenders of not less than a majority of the aggregate principal amount of the Company’s 10-3/4% senior notes due 2006; and

•      The buyer’s receipt of financing necessary to consummate the transaction.

     The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales and Marketing, Robert C. Naylor, have signed amended employment agreements committing them to continue working for the Company after the sale. The stated term of employment for each executive is one year, but each agreement will renew automatically and continuously year-to-year unless terminated. Messrs. Woodhams and Naylor are both expected to make significant equity investments in the Company under its new owner.

     There is no assurance that any or all of the conditions to the buyer’s and shareholders’ obligations to close the transaction will be satisfied or waived or that the transaction will close in accordance with the agreed-upon terms (or at all).

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	5/31/2003	8/30/2003	11/29/2003	3/6/2004
Operating revenues, net	$81,479,869	$81,248,052	$93,824,930	$101,996,465
Gross profit	$25,259,954	$23,038,885	$27,322,811	$28,692,650
Net income (loss)	$376,235	$(1,934,115)	$1,768,328	$1,223,347
Net income/(loss) per common share — basic and diluted	$3.76	$(19.34)	$17.68	$12.24

	6/1/2002	8/31/2002	11/30/2002	3/1/2003
Operating revenues, net	$61,878,429	$61,843,102	$79,032,831	$73,584,461
Gross profit	$21,625,594	$20,864,004	$26,377,329	$23,380,324
Income before cumulative effect of accounting change	$(113,602)	$(671,138)	$2,160,880	$401,843
Net income (loss)	$(18,718,136)	$(671,138)	$2,160,880	$401,843
Net income/(loss) per common share — basic and diluted before cumulative effect of accounting change	$(1.14)	$(6.71)	$21.61	$4.02
Net income/(loss) per common share — basic and diluted	$(187.18)	$(6.71)	$21.61	$4.02

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