Form 10-Q
period 2004-06-05
PIERRE FOODS INC
filed 2004-07-21
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 5, 2004

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

     Yes [  ]       No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

     Yes [  ]       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2004
Class A Common Stock	100,000

PIERRE FOODS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	June 5, 2004	March 6, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,056	$204,865
Certificates of deposit	1,240,000	1,240,000
Accounts receivable, net	22,198,232	25,641,608
Inventories	42,164,569	38,974,018
Refundable income taxes	19,704	—
Deferred income taxes	3,569,766	3,569,766
Prepaid expenses and other current assets (includes prepayments to related parties of $24,000 at March 6, 2004)	3,090,515	3,236,867

Total current assets	72,397,842	72,867,124

PROPERTY, PLANT AND EQUIPMENT, NET	60,699,417	60,695,455

OTHER ASSETS:
Trade name, net	38,808,636	38,808,636
Note receivable – related party	—	993,247
Deferred income taxes	482,215	482,215
Deferred loan origination fees, net	4,451,261	1,627,601
Other	278,836	296,694

Total other assets	44,020,948	42,208,393

Total Assets	$177,118,207	$175,770,972

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

	(Unaudited)
	June 5, 2004	March 6, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current installments of long-term debt	$5,145,341	$1,628,276
Trade accounts payable	8,126,136	7,170,004
Accrued interest	172,499	3,242,623
Accrued payroll and payroll taxes	4,968,209	5,745,950
Accrued promotions	2,910,052	3,064,769
Income taxes payable	—	39,248
Accrued taxes (other than income and payroll)	1,177,426	901,693
Other accrued liabilities (includes related party liabilities of $4,503,219 at March 6, 2004)	721,812	4,964,703

Total current liabilities	23,221,475	26,757,266

LONG-TERM DEBT, less current installments	157,827,958	142,065,760

OTHER LONG-TERM LIABILITIES	232,934	327,411

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock – Class A, 100,000 shares authorized, issued and outstanding at June 5, 2004 and March 6, 2004	29,098,533	29,438,172
Retained earnings (deficit)	(28,262,693)	(17,817,637)
Note receivable – related party	(5,000,000)	(5,000,000)

Total shareholders’ equity (deficit)	(4,164,160)	6,620,535

Total Liabilities and Shareholders’ Equity (Deficit)	$177,118,207	$175,770,972

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Deficit)

(Unaudited)

	Thirteen Weeks Ended
	June 5, 2004	May 31, 2003
REVENUES	$92,013,282	$81,479,869

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,440,205 in first quarter 2004)	67,045,187	56,219,915
Selling, general and administrative expenses (includes related party transactions totaling $28,920 and $7,840,152 in first quarter 2005 and first quarter 2004, respectively)	18,838,377	20,097,275
Loss on disposition of property, plant and equipment, net	339,921	—
Depreciation	1,186,126	1,150,757

Total costs and expenses	87,409,611	77,467,947

OPERATING INCOME	4,603,671	4,011,922
INTEREST EXPENSE	(4,783,404)	(3,447,480)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	(179,733)	564,442
INCOME TAX (PROVISION) BENEFIT	58,952	(188,207)

NET INCOME (LOSS)	$(120,781)	$376,235

See accompanying notes to unaudited consolidated financial statements.

	Thirteen Weeks Ended
	June 5, 2004	May 31, 2003
RETAINED EARNINGS (DEFICIT):
Balance at beginning of period	$(17,817,637)	$(15,440,263)
Net income (loss)	(120,781)	376,235
Distributions of special purpose leasing entity	—	(186,000)
Transaction with the common shareholder	(10,324,275)	—

Balance at end of period	$(28,262,693)	$(15,250,028)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(1.21)	$3.76

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
	June 5, 2004	May 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(120,781)	$376,235

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,186,126	1,150,757
Amortization of deferred loan origination fees	548,339	210,646
Loss on disposition of property, plant and equipment, net	339,921	—
Decrease in other assets	17,859	17,858
Decrease in other long-term liabilities	(94,477)	(88,916)
Changes in operating assets and liabilities:
Receivables	3,443,376	1,580,731
Inventories	(3,190,551)	(3,148,649)
Refundable income taxes, prepaid expenses and other current assets	56,199	1,726,692
Trade accounts payable and other accrued liabilities	(2,365,972)	3,772,807

Total adjustments	(59,180)	5,221,926

Net cash provided by (used in) operating activities	(179,961)	5,598,161

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,543,062)	(4,668,501)

Net cash used in investing activities	(1,543,062)	(4,668,501)

See accompanying notes to unaudited consolidated financial statements.

	Thirteen Weeks Ended
	June 5, 2004	May 31, 2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit agreement	$6,144,555	$(312,320)
Principal payments on long-term debt	(1,139,342)	(93,917)
Loan origination fees	(3,371,999)	(22,500)
Distributions of special purpose leasing entity	—	(186,000)

Net cash provided by (used in) financing activities	1,633,214	(614,737)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,809)	314,923
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204,865	274,329

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,056	$589,252

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

     The financial information as of March 6, 2004, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 5, 2004 and March 6, 2004, the results of operations for the thirteen weeks ended June 5, 2004 and May 31, 2003, and the cash flows of the Company for the thirteen weeks ended June 5, 2004 and May 31, 2003. The thirteen week period ended June 5, 2004 is referred to as “first quarter 2005” and the thirteen week period ended May 31, 2003 is referred to as “first quarter 2004.” Financial statement presentation used for the first quarter 2004 has been reclasified, where applicable, to conform to financial statement presentation used for first quarter 2005.

     The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

     The results of interim operations for first quarter 2005 are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s March 6, 2004 audited consolidated financial statements and notes thereto.

2. Inventories

     A summary of inventories, by major classifications, follows:

	June 5, 2004	March 6, 2004
Manufacturing supplies	$1,658,742	$1,572,212
Raw materials	7,108,573	5,427,936
Finished goods	33,387,906	31,972,713
Work in process	9,348	1,157

Total	$42,164,569	$38,974,018

3. Long-Term Debt

Long term debt is comprised of the following:

	June 5, 2004	March 6, 2004
12.25% Senior Notes, interest payable on June 1 and December 1 of each year, maturing on June 1, 2006	$115,000,000	$115,000,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates maturing 2007	19,424,540	13,279,985
PF Management debt assumed by Company	13,540,607	—
5.25% Term loan subline-equipment	4,404,770	4,583,339
5.25% Term loan subline-real estate	4,583,330	4,708,331
Aircraft lease-variable interest rate	5,529,956	5,606,686
6% Note payable maturing 2008	270,983	270,983
4.89% to 11.9% capitalized lease obligations maturing 2008	219,113	244,713

Total long term debt	162,973,299	143,694,037
Less current installments	5,145,341	1,628,276

Long-term debt, less current installments	$157,827,958	$142,065,761

     As of June 5, 2004, the Company had outstanding borrowings under its revolving credit facility of $19.4 million and borrowing availability of approximately $6.8 million.

     On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding senior notes due 2006 (the “Notes”), representing 97.74% of the outstanding Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Notes held by each consenting noteholder); granted to the noteholders liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Notes at par plus accrued interest on March 31, 2005; provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions (see Note 7, “Related Party Transactions”); provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PF Management, Inc., the sole shareholder of the Company; required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004.

     The restrictive covenants limiting compensation payable to certain senior executives of the Company did permit for bonus payments to those executives above the compensation limitations. The bonus payments would be based on the profitability of the Company and cash payments made on the Notes.

     Concurrently with the execution of the Fourth Supplemental Indenture the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PF Management; cancelled the $1.0 million related party note receivable against the debt assumed from PF Management; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing; $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases will be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007.

     Subsequent to the end of the first quarter 2005, on June 30, 2004, the shareholders of PF Management closed the sale of their shares of stock of PF Management to an affiliate of Madison Dearborn Partners, LLC (“MDP”) (See Note 8, “Subsequent Events”). In conjunction with the sale, effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty in the amount of $0.4 million were paid to the former lender and were charged to interest expense. Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new revolving credit facility at June 30, 2004 was 5.75% (prime plus 1.5%). Repayment of borrowings under the term loan will be $375,000 per quarter beginning on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     Also in conjunction with the sale, the Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (see Note 8, “Subsequent Events”) and borrowings under our new senior credit facility, were used to finance the acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PF Management assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Notes tendered in connection with the tender offer described in Note 8 and redeeming the Notes not tendered.

4. Comprehensive Income

     Total comprehensive income (loss) is comprised solely of net income (loss) in first quarter 2005 and first quarter 2004. Comprehensive income (loss) was ($120,781) and $376,235 for the first quarter 2005 and the first quarter 2004, respectively.

5. Supplemental Cash Flow Disclosures — Cash Paid During the Period and Non-Cash Transactions

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 5, 2004	May 31, 2003
Cash paid during the period for Interest	$7,293,586	$80,247

Non-cash transactions:
Assumption of PF Management debt	$14,274,050	$—
Cancellation of note receivable	$993,247	$—
Cancellation of accrual to PF Purchasing	$3,479,007	$—
Cancellation of accrual to PF Distribution	$535,251	$—
Other	$174,874	$—

6. Recently Issued Accounting Guidance.

     In December of 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaces the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires a company to consolidate such entities in its financial statements. FIN 46R is effective for the first reporting period that ends after March 15, 2004. This statement did not have an impact on the Company’s financial statements.

7. Related Party Transactions

     As described in Note 3, “Long-Term Debt”, on March 8, 2004, following a consent solicitation in which a majority of the holders of the Company’s outstanding Notes consented to a Fourth Supplemental Indenture between the Company and the Trustee, the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture limited future related party transactions and required the termination of all related party transactions, except for certain specifically-permitted transactions.

     The following related party transactions were specifically permitted under the terms of the Fourth Supplemental Indenture:

•	Columbia Hill Land Company, LLC, owned 50% by each of James C. Richardson and David R. Clark, our Chairman and Vice-Chairman, respectively, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $29,000 during both first quarter 2005 and first quarter 2004.

•	On March 8, 2004 the Company took title to an aircraft that was transferred from Columbia Hill Aviation, LLC (“CHA”), owned 100% by PF Management, subject to existing purchase money debt. The aircraft was originally leased by the Company from CHA beginning in the fourth quarter of fiscal 2002. Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement. Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability. Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew.

     All other related party transactions that were in effect at March 6, 2004 were terminated as of March 8, 2004 pursuant to the terms of the Fourth Supplemental Indenture. As a result of the termination of these related party transactions, subsequent to March 8, 2004, the Company has performed its purchasing and distribution services internally.

     The following transactions were entered into on March 8, 2004 as required by the Fourth Supplemental Indenture:

Assumption of PF Management debt	$(14,274,050)
Accrued liabilities to PF Purchasing cancelled	3,479,007
Note receivable cancelled	(993,247)
Accrued liabilities to PF Distribution cancelled	535,251
Cash received	763,999
Other	(174,874)

Total	$(10,663,914)

Allocated to the following accounts:
Transactions with common shareholder	$10,324,275
Common Stock	339,639

Total	$10,663,914

     The $339,639 charge represents the removal of members’ equity of CHA.

8. Subsequent Events

     On May 11, 2004, the shareholders of PF Management, the sole shareholder of the Company, agreed to sell their shares of stock in PF Management to an affiliate of MDP. The sale closed on June 30, 2004.

     In connection with the sale, the following occurred:

•	The Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.

•	The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility. See Note 3, “Long-Term Debt.”

•	The Company terminated its few remaining related party transactions (described in Note 7, “Related Party Transactions”), transferred miscellaneous assets to Messrs. Richardson and Clark, and sold its airplane to Mr. Richardson.

•	Pierre Merger Corp. closed a cash tender offer and consent solicitation for the Company’s Notes. Holders of approximately $110 million, or approximately 96%, of aggregate principal amount of the Company’s outstanding Notes tendered their Notes. The Company, as the surviving corporation of the merger with Pierre Merger Corp., accepted and paid for all Notes tendered pursuant to the tender offer. In connection with the tender, the Noteholders agreed to the terms of a Fifth Supplemental Indenture, which eliminated substantially all of the restrictive covenants contained in the indenture governing the Notes, including the covenants contained in the Fourth Supplemental Indenture. A redemption notice for the Notes not tendered was issued on June 30, 2004 and these Notes will be redeemed as of July 20, 2004.

•	The Company issued the New Notes. The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (as described below) and borrowings under our new senior credit facility, were used to finance the acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PF Management assumed by the company under the Fourth Supplemental Indenture (except capital leases), paying for the Notes tendered in connection with the tender offer described above and redeeming the Notes not tendered.

•	The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the sale. The stated term of employment for each executive is one year, but each agreement will renew automatically and continuously year-to-year unless terminated. In addition, Messrs. Woodhams and Naylor made equity investments of $3.1 million and $2.3 million, respectively, in the Company under its new owner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

     Revenues, net. Net revenues increased by $10.5 million, or 12.9%. The increase in net revenues was primarily due to the substantial development of national business with an existing customer.

     Cost of goods sold. Cost of goods sold increased by $10.8 million, or 19.3%. As a percentage of revenues, cost of goods sold increased from 69.0% to 72.9%. This increase was primarily due to increased raw material prices, a change in product mix to lower margin product and start-up costs related to the development of high-volume, low margin national business associated with a significant new customer. In first quarter 2005, beef, pork and chicken prices increased approximately 4%, 47% and 76%, respectively, compared to first quarter 2004. These increases were partially offset by the elimination of commissions as a result of the termination of the Company’s purchasing agreement with PF Purchasing. This affiliate relationship was terminated in conjunction with the restructuring of the Company’s Notes, which was completed on March 8, 2004. Other offsets to the increase in cost of goods sold included increased efficiencies due to improvements in the manufacturing process and labor decreases due to less overtime days worked.

     Selling, general and administrative. Selling, general and administrative expenses decreased by $1.3 million, or 6.3%. This decrease was primarily due to the elimination of fees paid to PF Distribution for shipping, warehousing and storage services. Fees totaling $3.2 million were incurred in the first quarter 2004; no fees were incurred in the first quarter 2005. This affiliate relationship was terminated in conjunction with the restructuring of the Company’s Notes, which was completed on March 8, 2004. This decrease was partially offset by increased costs related to an increase in sales volume, in addition to costs incurred in conjunction with the execution of the Fourth Supplemental Indenture totaling $1.9 million. As a percentage of revenues, selling, general and administrative expenses decreased from 24.7% to 20.5%.

     Depreciation. Depreciation expense remained consistent at $1.2 million.

     Interest Expense. Interest expense consists primarily of interest on fixed and variable rate long-term debt. Interest expense increased by $1.3 million or 38.8% in first quarter 2005 primarily due to the increase in the annual interest rate on the Senior Notes and interest expense on the debt assumed, both as a result of the Company entering into the Fourth Supplemental Indenture on March 8, 2004 and increased borrowings under the revolving credit facility.

     Income taxes. The effective tax rate for first quarter 2005 was 32.8% compared to 33.3% for first quarter 2004.

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

     Promotions. Promotional expenses associated with rebates, marketing promotions and special pricing arrangements are recorded as a reduction of revenues or selling expense at the time the sale is recorded. Certain of these expenses are estimated based on historical trends and expected future payments to be made under these programs. The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s liability under these programs.

     Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. The Company performs periodic credit evaluations of its customer’s financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 28.3% of revenues for the three month period ended June 5, 2004. Accounts receivable at June 5, 2004 included receivables from the Company’s largest customer totaling $3.5 million.

     New Accounting Pronouncements. In December of 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaces the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires a company to consolidate such entities in its financial statements. FIN 46R is effective for the first reporting period that ends after March 15, 2004. This statement did not have an impact on the Company’s financial statements.

Liquidity and Capital Resources

     Net cash provided by (used in) operating activities was ($0.2) million and $5.6 million for first quarter 2005 and first quarter 2004, respectively. The primary components of the net cash used in operating activities for first quarter 2005 were: (1) a decrease in trade accounts payable and other accrued liabilities of $2.4 million; and (2) an increase in inventories of $3.2 million; offset by (3) a decrease in accounts receivables $3.4 million.

     Net cash used in investing activities was $1.5 million for first quarter 2005, compared to $4.7 million for first quarter 2004. The decrease is primarily due to significant capital expenditures for a plant expansion in first quarter 2004 that did not occur in first quarter 2005.

     Net cash provided by (used in) financing activities was $1.6 million for first quarter 2005, compared to ($0.6) million for first quarter 2004. The increase in cash provided by financing activities was due primarily to: (1) increased net borrowings under the revolving credit agreement of $6.1 million; offset by (2) loan origination fees incurred in the amount of $3.4 million and (3) principal payments on long-term debt totaling $1.1 million.

     The interest rate for borrowings under the Company’s $40 million revolving credit facility at June 5, 2004 was 5% (prime plus 1%). At June 5, 2004 the interest rate for the Company’s real estate term loan subline and the equipment term loan subline is 5.25% (prime plus 1.25%).

     As of June 5, 2004, the Company had $0.1 million in cash and cash equivalents on hand, outstanding borrowings under its revolving credit facility of $19.4 million and borrowing availability of approximately $6.8 million. Also as of June 5, 2004, the Company had borrowings under the real estate subline and the equipment subline of $4.6 million and $4.4 million, respectively.

     The Company has budgeted approximately $4.4 million for capital expenditures for the remainder of fiscal 2005. These expenditures are primarily for the routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

     If the Company continues its historical revenue growth trend as expected, then the Company may be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand. Management believes that future cash requirements for these plant expansion projects may need to be met through other long-term financing sources. The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

     On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding senior notes due 2006 (the “Notes”), representing 97.74% of the outstanding Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. See Item 5, “Other Information—Sale of Company”. Concurrently with the execution of the Fourth Supplemental Indenture the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; cancelled the $1.0 million related party note receivable from its principal shareholders; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing and $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases will be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007. The Company assumed $15.3 million of subordinated debt of PF Management, Inc., the sole shareholder of the Company, in connection with the execution of the Fourth Supplemental Indenture and cancelled the $1.0 million related party note receivable against the debt assumed from PF Management.

     Subsequent to the end of the first quarter 2005, on June 30, 2004, the shareholders of PF Management closed the sale of their shares of stock of PF Management to an affiliate of Madison Dearborn Partners, LLC (“MDP”), see Item 5, “Other Information—Sale of Company.” Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty in the amount of $0.4 million were paid to the former lender and were charged to interest expense. Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new revolving credit facility at June 30, 2004 was 5.75% (prime plus 1.5%). Repayment of borrowings under the term loan is $375,000 per quarter beginning on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     Also in connection with the sale of the Company, the Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (see Item 5, “Other Information – Sale of Company”) and borrowings under our new senior credit facility, were used to finance the acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PF Management assumed by the Company under the Fourth Supplemental Indenture, paying for the Notes tendered in connection with the tender offer described in Item 5, “Other Information—Sale of Company” and redeeming the Notes not tendered. The indenture governing the New Notes contains restrictive covenants, including, among others, restrictions on the ability of the Company to make dividends, enter into affiliate transactions, incur indebtedness and make investments.

Seasonality

     Except for sales to school districts, which represent approximately 19% of the Company’s total sales and which decline significantly during summer, late November and December, there is no seasonal variation in the Company’s sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in its annual report for the fiscal year ended March 6, 2004, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at June 5, 2004 or March 6, 2004. Certain of the Company’s outstanding nonderivative financial instruments at June 5, 2004 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. In first quarter 2005, beef, pork and chicken prices increased approximately 9%, 39% and 44%, respectively, compared to the prices at the fiscal year ended March 6, 2004. The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at June 5, 2004 have not changed materially since March 6, 2004. Of the long-term debt outstanding at June 5, 2004, the $115.0 million of Notes, the $4.4 million equipment term loan subline and the $4.6 million real estate term loan subline accrued interest at a fixed rate, while the $19.4 million of outstanding borrowings under the revolving credit facility, the $13.5 million of subordinated debt of PF Management assumed by the Company in connection with the Fourth Supplemental Indenture and the $5.5 million aircraft debt accrued interest at variable rates. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during first quarter 2005 would have decreased net income for that period by approximately $20,177.

Cautionary Statement As To Forward Looking Information

     Certain statements made in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include: adverse changes in food costs and availability of supplies; our significant level of indebtedness; restrictions imposed by the Company’s debt instruments; competition in the food industry; government regulation; dependence on significant customers; consolidation of our customers; general risks of the food industry, including risk of contamination, mislabeling of food products, a decline in meat consumption and outbreak of disease among cattle, chicken or pigs; dependence on key personnel; potential labor disruptions and other factors, risks and uncertainties identified in Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on March 9, 2004 and in our other filings with the SEC. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company’s President and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act. During the last fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the shareholders of the Company was held on April 19, 2004. The board of directors of PF Management, acting on behalf of PF Management as the sole shareholder of the Company, reviewed the qualifications of the nominee for independent director proposed by holders of the Company’s Notes in accordance with the Fourth Supplemental Indenture (see Item 5, “Other Information – Restructuring of Senior Notes”) and determined not to appoint the noteholders’ nominee to the Company’s board.

ITEM 5. OTHER INFORMATION

Restructuring of Senior Notes.

     In November 2002, the Company received a notice alleging that the Company was in violation of certain non-financial covenants under the Indenture covering the Senior Notes. The Company disagreed that it had violated any Indenture covenants.

     On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding Notes, representing 97.74% of the outstanding Notes, consented to a Fourth Supplemental Indenture between the Company and the Trustee, the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Notes held by each consenting noteholder); granted to the noteholders liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Notes at par plus accrued interest on March 31, 2005; provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions; provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PF Management; required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004.

     The restrictive covenants limiting compensation payable to certain senior executives of the Company did permit for bonus payments to those executives above the compensation limitations. The bonus payments would be based on the profitability of the Company and cash payments made on the Notes.

     Concurrently with the execution of the Fourth Supplemental Indenture the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PF Management; cancelled the $1.0 million related party note receivable against the debt assumed from PF Management; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing; $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases will be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007.

Sale of Company

     On May 11, 2004, the shareholders of PF Management, the sole shareholder of the Company, agreed to sell their shares of stock in PF Management to an affiliate of MDP. The sale closed on June 30, 2004.

     In connection with the sale, the following occurred:

•	The Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.

•	The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•	The Company terminated its few remaining related party transactions, transferred miscellaneous assets to Messrs. Richardson and Clark, and sold its airplane to Mr. Richardson.

•	Pierre Merger Corp. closed a cash tender offer and consent solicitation for the Company’s Notes. Holders of approximately $110 million, or approximately 96%, of aggregate principal amount of the Company’s outstanding Notes tendered their Notes. The Company, as the surviving corporation of the merger with Pierre Merger Corp., accepted and paid for all Notes tendered pursuant to the tender offer. In connection with the tender, the Noteholders agreed to the terms of a Fifth Supplemental Indenture, which eliminated substantially all of the restrictive covenants contained in the indenture governing the Notes, including the covenants contained in the Fourth Supplemental Indenture. A redemption notice for the Notes not tendered was issued on June 30, 2004 and these Notes will be redeemed as of July 20, 2004.

•	The Company issued the New Notes. The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (as described below) and borrowings under our new senior credit facility, were used to finance the acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PF Management assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Notes tendered in connection with the tender offer described above and redeeming the Notes not tendered.

•	The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the sale. The stated term of employment for each executive is one year, but each agreement will renew automatically and continuously year-to-year unless terminated. In addition, Messrs. Woodhams and Naylor made equity investments of $3.1 million and $2.3 million, respectively, in the Company under its new owner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See the Index to Exhibits provided elsewhere in this report.

(b)	Reports on Form 8-K

     The Company announced on May 17, 2004 the execution of an agreement whereby the shareholders of the Company’s parent, PF Management, agreed to sell their shares of stock of PF Management to an affiliate of Madison Dearborn Partners, LLC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

Date: July 20, 2004	By:	/S/ NORBERT E. WOODHAMS

Norbert E. Woodhams
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 20, 2004	By:	/S/ PAMELA M. WITTERS

Pamela M. Witters
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of May 11, 2004, between PF Management, Inc., the PF Management, Inc. Shareholders, David R. Clark and Pierre Holding Corp (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 6, 2004)

3.1	Articles of Restatement of Pierre Foods, Inc., dated July 30, 2002 incorporating Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

3.2	Amended and Restated Bylaws of Pierre Foods, Inc., dated September 18, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002)

3.3	Agreement and Restated Agreement and Plan of Share Exchange between Pierre Foods, Inc. and PF Management, Inc., dated as of December 20, 2001 (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement on Schedule 14A file on January 24, 2002)

4.1	Note Purchase Agreement, dated June 4, 1998, among the Company, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.2	Indenture, dated as of June 9, 1998, among the Company, certain Guarantors and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 1998)

4.3	Form of Global Note (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 6, 2004)

4.4	First Supplemental Indenture, dated as of September 5, 1998, among the Company, State Street Bank and Trust Company, Trustee, and Pierre Leasing, LLC (incorporated by reference to Exhibit 4.8 to Pre-Effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-58711))

4.5	Second Supplemental Indenture dated as of February 26, 1999 among the Company, State Street Bank and Trust Company, Trustee, and Fresh Foods Restaurant Group, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.6	Third Supplemental Indenture dated as of October 8, 1999 between the Company and State Street Bank and Trust Company, Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 4, 1999)

4.7	Fourth Supplemental Indenture dated as of March 8, 2004 between the Company and U.S. Bank National Association, Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.1	Assignment and Assumption and Subordination Agreement dated as of March 8, 2004, between Pierre Foods, Inc. and PF Management, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.2	Termination Agreement dated as of March 8, 2004, between Columbia Hill Aviation, LLC and Pierre Foods, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

Exhibit No.	Description
10.3	Termination Agreement dated as of March 8, 2004, between PF Purchasing, LLC and Pierre Foods, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.4	Termination Agreement dated as of March 8, 2004, between PF Distribution, LLC and Pierre Foods, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 1, 2003)

10.5	Amendment No. 1 to, and Consent Under Loan and Security Agreement, dated as of March 8, 2004, between Pierre Foods, Inc., PF Management, Inc. and Fleet Capital Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 6, 2004)

10.6	Third Amendment to Incentive Agreement, dated as of May 11, 2004, between the Company and Norbert E. Woodhams (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 6, 2004)

10.7	Amendment to Employment Agreement, dated as of May 11, 2004, between the Company and Pamela M. Witters (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 6, 2004)

10.8	Amendment to Employment Agreement, dated as of May 11, 2004, between the Company and Robert C. Naylor (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for its fiscal year ended March 6, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

          The Company hereby agrees to provide to the Commission, upon request, copies of long-term debt instruments omitted from this report pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.