Form 10-K/A
period 2004-03-06
PIERRE FOODS INC
filed 2004-10-15
CIK 67494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 6, 2004

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to         .

COMMISSION FILE NUMBER: 0-7277

PIERRE FOODS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-0945643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9990 Princeton Road
Cincinnati, Ohio 45246	(513) 874-8741
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter (August 30, 2003) was $0.00.

The number of shares of Pierre Foods, Inc. Common Stock outstanding as of April 30, 2004 was 100,000.

PART I

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the principal accounting officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and principal accounting officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2004.

PIERRE FOODS, INC.

/s/ Norbert E. Woodhams, Sr.

By: Norbert E. Woodhams, Sr.
Its: Chief Executive Officer

     According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on October 15, 2004.

Signatures	Capacity
/s/ Norbert E. Woodhams, Sr.
Norbert E. Woodhams, Sr.	Chief Executive Officer and Director

/s/ Joseph W. Meyers

Joseph W. Meyers	Vice President, Finance

/s/ Robin P. Selati

Robin P. Selati	Director

/s/ Nicholas W. Alexos

Nicholas W. Alexos	Director

/s/ George A. Peinado
George A. Peinado	Director

2

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-1