Form 10-Q/A
period 2004-06-05
PIERRE FOODS INC
filed 2004-10-15
CIK 67494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 5, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from            to            .

COMMISSION FILE NUMBER: 0-7277

PIERRE FOODS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-0945643
(State of incorporation)	(I.R.S. Employer Identification No.)

9990 Princeton Road
Cincinnati, Ohio 45246	(513) 874-8741
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Pierre Foods, Inc. Common Stock outstanding as of July 15, 2004 was 100,000.

PART I.

FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the principal accounting officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and principal accounting officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reference is made to the attached Index to Exhibits.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.
/s/ NORBERT E. WOODHAMS, SR. By: Norbert E. Woodhams, Sr. Its: Chief Executive Officer
/s/ JOSEPH W. MEYERS By: Joseph W. Meyers Its: Vice President, Finance Dated: October 15, 2004

3

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Accounting Officer.

4