Form 10-Q
period 2004-09-04
PIERRE FOODS INC
filed 2004-10-25
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 4, 2004

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

Yes [X]                      No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2004

Class A Common Stock	100,000

PIERRE FOODS, INC.

INDEX

Page No.
Part I. Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets -September 4, 2004 and March 6, 2004	3 - 4
Consolidated Statements of Operations-for the periods from June 6, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004 and for the Thirteen Weeks Ended August 30, 2003	5
Consolidated Statements of Operations-for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004 and for the Twenty-Six Weeks Ended August 30, 2003	6
Consolidated Statements of Shareholders’ Equity- for the periods from June 5, 2004 through September 4, 2004 and March 6, 2004 through September 4, 2004	7 - 8
Consolidated Statements of Cash Flows -For the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004 and for the Twenty-Six Weeks Ended August 30, 2003	9 - 10
Notes to Consolidated Financial Statements	11 - 19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	20 - 26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
Part II. Other Information:
Item 6. Exhibits	29
Signatures	30
Exhibit 10.14 Credit Agreement, dated as of June 30, 2004, among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 filed September 27, 2004)

Exhibit 31.1	31
Exhibit 31.2	32
Exhibit 32	33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	Successor Pierre	Predecessor Pierre
	September 4, 2004	March 6, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$204,865
Certificates of deposit	—	1,240,000
Accounts receivable, net	29,701,962	25,641,608
Inventories	44,313,733	38,974,018
Deferred income taxes	4,580,670	3,569,766
Prepaid expenses and other current assets (includes prepayments to related parties of $24,000 at March 6, 2004)	4,134,090	3,236,867

Total current assets	82,730,455	72,867,124

PROPERTY, PLANT AND EQUIPMENT, NET	57,337,374	60,695,455

OTHER ASSETS:
Trade name, net	39,937,599	38,808,636
Customers, net	27,252,396	—
Licenses, net	11,825,769	—
Formulas, net	92,330,797	—
Goodwill	172,514,704	—
Note receivable – related party	—	993,247
Deferred income taxes	—	482,215
Deferred loan origination fees, net	8,190,098	1,627,601
Other	—	296,694

Total other assets	352,051,363	42,208,393

Total Assets	$492,119,192	$175,770,972

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

	(Unaudited)
	Successor Pierre	Predecessor Pierre
	September 4, 2004	March 6, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,742,773	$1,628,276
Trade accounts payable	9,926,707	7,170,004
Accrued interest	2,478,680	3,242,623
Accrued payroll and payroll taxes	4,812,915	5,745,950
Accrued promotions	3,853,083	3,064,769
Income taxes payable	—	39,248
Accrued taxes (other than income and payroll)	1,315,383	901,693
Other accrued liabilities (includes related party liabilities of $4,503,219 at March 6, 2004)	897,552	4,964,703

Total current liabilities	25,027,093	26,757,266

LONG-TERM DEBT, less current installments	276,555,448	142,065,760

DEFERRED INCOME TAXES	40,005,957	—

OTHER LONG-TERM LIABILITIES	10,401,716	327,411

SHAREHOLDERS’ EQUITY:
Common stock – Class A, 100,000 shares authorized, issued and outstanding at September 4, 2004 and March 6, 2004	145,577,253	29,438,172
Retained deficit	(5,448,275)	(17,817,637)
Note receivable – related party	—	(5,000,000)

Total shareholders’ equity	140,128,978	6,620,535

Total Liabilities and Shareholders’ Equity	$492,119,192	$175,770,972

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

		Predecessor Pierre	Successor Pierre
	Predecessor Pierre	For the Period	For the Period
	Thirteen Weeks	June 6, 2004	July 1, 2004
	Ended	Through	Through
	August 30, 2003	June 30, 2004	September 4, 2004
REVENUES	$81,248,052	$23,535,282	$75,439,415

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,089,235 in predecessor second quarter 2004)	58,209,167	19,980,334	59,432,272
Selling, general and administrative expenses (includes related party transactions totaling $7,568,055 in predecessor second quarter 2004)	18,964,282	7,608,479	9,554,960
Loss on disposition of property, plant and equipment, net	632	—	—
Depreciation and amortization	1,164,222	358,777	5,529,424

Total costs and expenses	78,338,303	27,947,590	74,516,656

OPERATING INCOME (LOSS)	2,909,749	(4,412,308)	922,759

OTHER INCOME (EXPENSE):
Interest expense	(5,883,160)	(1,754,115)	(9,029,105)
Other income, net	—	1,784	—
Other expense, net	(5,883,160)	(1,752,331)	(9,029,105)

LOSS BEFORE INCOME TAX BENEFIT	(2,973,411)	(6,164,639)	(8,106,346)
INCOME TAX BENEFIT	1,039,296	2,021,385	2,658,071

NET LOSS	$(1,934,115)	$(4,143,255)	$(5,448,275)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(19.34)	$(41.43)	$(54.48)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

		Predecessor Pierre	Successor Pierre
	Predecessor Pierre	For the Period	For the Period
	Twenty-Six Weeks	March 7, 2004	July 1, 2004
	Ended	Through	Through
	August 30, 2003	June 30, 2004	September 4, 2004
REVENUES	$162,727,921	$115,548,564	$75,439,415

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $2,529,440 in predecessor fiscal 2004)	114,429,082	87,025,521	59,432,272
Selling, general and administrative expenses (includes related party transactions totaling $15,408,207 in predecessor fiscal 2004)	39,061,557	26,446,857	9,554,961
Loss on disposition of property, plant and equipment, net	632	339,921	—
Depreciation and amortization	2,314,979	1,544,903	5,529,424

Total costs and expenses	155,806,250	115,357,202	74,516,657

OPERATING INCOME	6,921,671	191,362	922,758

OTHER INCOME (EXPENSE):
Interest expense	(9,330,640)	(6,537,519)	(9,029,105)
Other income, net	—	1,784	—

Other expense, net	(9,330,640)	(6,535,735)	(9,029,105)

LOSS BEFORE INCOME TAX BENEFIT	(2,408,969)	(6,344,373)	(8,106,347)
INCOME TAX BENEFIT	851,089	2,080,337	2,658,071

NET LOSS	$(1,557,880)	$(4,264,035)	$(5,448,275)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(15.58)	$(42.64)	$(54.48)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 5, 2004 THROUGH SEPTEMBER 4, 2004

	Common	Retained	Receivable	Total
	Stock	Earnings	From	Shareholders’
	Class A	(Deficit)	Shareholder	Equity
PREDECESSOR PIERRE
BALANCE AT JUNE 5, 2004	$29,098,533	$(28,262,693)	$(5,000,000)	$(4,164,160)
Net loss	—	(4,143,255)	—	(4,143,255)

BALANCE AT JUNE 30, 2004	29,098,533	(32,405,948)	(5,000,000)	(8,307,415)
PURCHASE ACCOUNTING ADJUSTMENT	(29,098,533)	32,405,948	5,000,000	8,307,415
SUCCESSOR PIERRE
PURCHASE ALLOCATION	145,577,253	—	—	145,577,253
Net loss	—	(5,448,275)	—	(5,448,275)

BALANCE AT SEPTEMBER 4, 2004	$145,577,253	$(5,448,275)	$—	$140,128,978

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 6, 2004 THROUGH SEPTEMBER 4, 2004

	Common	Retained	Receivable	Total
	Stock	Earnings	From	Shareholders’
	Class A	(Deficit)	Shareholder	Equity
PREDECESSOR PIERRE
BALANCE AT MARCH 6, 2004	$29,438,172	$(17,817,637)	$(5,000,000)	$6,620,535
Net loss	—	(4,264,035)	—	(4,264,035)
Transaction with common shareholder	(339,639)	(10,324,276)	—	(10,663,915)

BALANCE AT JUNE 30, 2004	29,098,533	(32,405,948)	(5,000,000)	(8,307,415)
PURCHASE ACCOUNTING ADJUSTMENT	(29,098,533)	32,405,948	5,000,000	8,307,415
SUCCESSOR PIERRE
PURCHASE ALLOCATION	145,577,253	—	—	145,577,253
Net loss	—	(5,448,275)	—	(5,448,275)

BALANCE AT SEPTEMBER 4, 2004	$145,577,253	$(5,448,275)	$—	$140,128,978

See accompanying notes to unaudited consolidated financial statements.

     PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

		Predecessor Pierre	Successor Pierre
	Predecessor Pierre	For the Period	For the Period
	Twenty-Six Weeks	March 7, 2004	July 1, 2004
	Ended	Through	Through
	August 30, 2003	June 30, 2004	September 4, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,557,880)	$(4,264,035)	$(5,448,275)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,314,979	1,544,903	5,529,424
Amortization of deferred loan origination fees	416,637	716,478	4,504,010
Change in deferred income taxes	—	(675,222)	(1,820,378)
Write-off of deferred loan origination fees	1,233,530	—	—
Loss on disposition of property, plant and equipment, net	632	339,921	—
Decrease in other assets	35,716	296,694	—
Increase (decrease) in other long-term liabilities	(179,531)	(94,477)	84,115
Changes in operating assets and liabilities:
Receivables	(1,105,635)	5,660,719	(9,721,073)
Inventories	(2,059,890)	(4,911,529)	1,592,762
Refundable income taxes, prepaid expenses and other current assets	853,617	(455,532)	(2,747,197)
Trade accounts payable and other accrued liabilities	2,138,874	2,227,855	614,361

Total adjustments	3,648,929	4,649,810	(1,963,976)

Net cash provided by (used in) operating activities	2,091,049	385,775	(7,412,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	500	—	—
Capital expenditures	(7,329,138)	(2,084,160)	(455,418)

Net cash used in investing activities	(7,328,638)	(2,084,160)	(455,418)

     See accompanying notes to unaudited consolidated financial statements.

		Predecessor Pierre	Successor Pierre
	Predecessor Pierre	For the Period	For the Period
	Twenty-Six Weeks	March 7, 2004	July 1, 2004
	Ended	Through	Through
	August 30, 2003	June 30, 2004	September 4, 2004
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of revolving credit agreement	$6,023,936	$7,712,901	$(18,492,886)
Principal payments on long-term debt	(60,502)	(673,526)	(414,557)
Loan origination fees	(620,197)	(3,371,999)	(8,410,987)
Payoff of Old Notes	—	—	(115,000,000)
Issuance of New Notes	—	—	125,000,000
Borrowings under new term loan	—	—	150,000,000
Repayment of debt in conjunction with the Acquisition	—	—	(29,048,031)
Termination of certificate of deposit	—	—	1,262,245
Return of capital to parent	—	—	(99,201,971)
Distributions of special purpose leasing entity	(233,000)	—	—

Net cash provided by financing activities	5,110,237	3,667,376	5,693,813

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(127,352)	1,968,991	(2,173,856)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	274,329	204,865	2,173,856

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,977	$2,173,856	$—

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

            On June 30, 2004, the shareholders of PF Management, the sole shareholder of the Company, sold their shares of stock in PF Management (the “Acquisition”) to an affiliate of Madison Dearborn Partners, LLC (“MDP”).

            The financial information as of March 6, 2004, included in these financial statements has been derived from the Company’s audited consolidated financial statements. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company for the interim periods. The results of interim operations are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s March 6, 2004 audited consolidated financial statements and notes thereto.

            Included in this report are interim unaudited consolidated financial statements that contain all adjustments necessary to present fairly the financial position as of September 4, 2004 and March 6, 2004, the results of operations for the periods from June 6, 2004 through June 30, 2004, July 1, 2004 through September 4, 2004, March 7, 2004 through June 30, 2004, and for the thirteen and twenty-six weeks ended August 30, 2003, and the cash flows of the Company for the periods of March 7, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004 and the twenty-six weeks ended August 30, 2003. The periods from June 6, 2004 through June 30, 2004 and March 7, 2004 through June 30, 2004 are referred to as “predecessor second quarter 2005” and “predecessor fiscal 2005”, respectively. The period from July 1, 2004 through September 4, 2004 is referred to as “successor fiscal 2005.” The thirteen week and twenty-six week periods ended August 30, 2003 are referred to as “predecessor second quarter 2004” and “predecessor fiscal 2004”, respectively. Financial statement presentation used for fiscal 2004 has been reclassified, where applicable, to conform to financial statement presentation used for both predecessor fiscal 2005 and successor fiscal 2005.

     The fair value adjustments related to the Acquisition, which have been pushed down to Pierre Foods, Inc. from Pierre Holding Corp., primarily include adjustments in property, plant and equipment, inventory, goodwill, other intangible assets and related deferred taxes.

     The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

     2. Acquisition

            On June 30, 2004, the shareholders of PF Management, the sole shareholder of the Company, sold their shares of stock in PF Management to an affiliate of MDP. In connection with the sale, the following occurred:

•	The Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.

•	The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility. See Note 4, “Long-Term Debt.”

•	The Company terminated its few remaining related party transactions (described in Note 9, “Related Party Transactions”), transferred miscellaneous assets to Messrs. Richardson and Clark, our former Chairman and Vice Chairman, respectively, including its airplane, which was distributed to Mr. Richardson.

•	Pierre Merger Corp. closed a cash tender offer and consent solicitation for the Company’s Old Notes (as defined in Note 4). Holders of approximately $106.3 million, or approximately 92%, of aggregate principal amount of the Company’s outstanding Old Notes tendered their Old Notes. The Company, as the surviving corporation of the merger with Pierre Merger Corp., accepted and paid for all Old Notes tendered pursuant to the tender offer. A redemption notice for the Old Notes not tendered (approximately $8.7 million) was issued on June 30, 2004 and these Old Notes were redeemed on July 20, 2004.

•	The Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (as described below) and borrowings under our new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness.

•	The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the sale. The stated term of employment for each executive is one year, but each agreement will renew automatically and continuously year-to-year unless terminated.

            The following table presents selected financial information and unaudited pro forma information for the predecessor second quarter 2004 and for the second quarter 2005, as if the Acquisition had occurred on March 2, 2003 and March 7, 2004, as applicable.

	Predecessor
	Second		Second
	Quarter 2004		Quarter 2005
	Actual	Pro Forma	Actual	Pro Forma
Revenues	$81,248,052	$81,202,140	$98,974,697	$98,974,697
Net loss	$(1,934,115)	$(3,425,029)	$(9,591,530)	$(10,212,628)

            The following table presents selected financial information and unaudited pro forma information for the predecessor fiscal 2004, for the predecessor fiscal 2005 and for the fiscal 2005, as if the Acquisition had occurred on March 2, 2003 and March 7, 2004, as applicable.

	Predecessor
	Fiscal		Fiscal
	2004		2005
	Actual	Pro Forma	Actual	Pro Forma
Revenues	$162,727,921	$162,681,967	$190,987,979	$190,979,374
Net loss	$(1,557,880)	$(4,553,255)	$(9,712,310)	$(12,919,092)

            These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had been acquired by MDP on March 2, 2003 or March 7, 2004, as applicable. Purchase related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, cost of goods sold and income taxes.

            Included in these pro forma results are certain predecessor fees that the Company does not expect to incur in the future. These include professional fees, primarily related to the restructuring of the Fourth Supplemental Indenture on March 8, 2004 and the Management Buy Out on July 26, 2002. For the predecessor second quarter 2004 and for the combined predecessor second quarter 2005 and successor fiscal 2005, these fees amounted to $448,220 and $336,488, respectively. For the predecessor fiscal 2004 and for the combined predecessor fiscal 2005 and successor fiscal 2005, these fees amounted to $1,183,020 and $2,591,989, respectively.

            Other predecessor expenses included in these pro forma results that are no longer expected to be incurred include outside Board of Director fees, community relations, and donations to our former shareholder’s alma mater. For the predecessor second quarter 2004 and for the combined predecessor second quarter 2005 and successor fiscal 2005, these fees amounted to $102,833 and $122,825, respectively. For the predecessor fiscal 2004 and for the combined predecessor fiscal 2005 and successor fiscal 2005, these fees amounted to $234,139 and $600,653.

            Also included in the pro forma results for the predecessor second quarter 2005 are certain Acquisition expenses related to the sale of the Company to MDP. These transaction expenses include professional fees of $956,000 for the predecessor second quarter 2005. Other predecessor second quarter 2005 transaction expenses relating to the previous shareholders’ adviser amounted to $780,952. A termination payoff of the endorsement between the Company and Crawford Race Cars, LLC also resulted in expense in the predecessor second quarter 2005 amounting to $318,000 that is not expected to be incurred in the future.

            The unaudited pro forma condensed consolidated financial statements reflect the Acquisition of the Company in accordance with Financial Accounting Standard No. 141 (“FAS 141”) —Business Combinations and Financial Accounting Standard No. 142 (“FAS 142”) —Goodwill and Other Intangible Assets.

            The Acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition. The preliminary allocation of the purchase price is as follows:

Current assets	$75,727,665
Plant, property and equipment	57,857,942
Non-current assets	4,283,121
Goodwill	172,514,705
Other intangibles	175,900,000
Debt and other liabilities assumed	(231,186,607)

Net assets acquired	$255,096,826

            The allocation of the purchase price to specific assets and liabilities is based, in part, upon preliminary appraisals, and is therefore subject to change. The Company expects to finalize the outside appraisals of acquired assets and liabilities in fiscal 2005. Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

3. Inventories

     A summary of inventories, by major classifications, follows:

	September 4, 2004	March 6, 2004
Manufacturing supplies	$1,703,925	$1,572,212
Raw materials	6,450,727	5,427,936
Finished goods	36,150,851	31,972,713
Work in process	8,230	1,157

Total	$44,313,733	$38,974,018

4. Long-Term Debt

     Long term debt is comprised of the following:

	September 4, 2004	March 6, 2004
12.25% Senior Notes, interest payable on June 1 and December 1 of each year, maturing on June 1, 2006	$—	$115,000,000
9.875% Senior Notes, interest payable on July 15 and January 15 of each year, maturing on July 15, 2012	125,000,000	—
$150 million term loan, with floating interest rates maturing 2010	149,625,000	—
New revolving line of credit, maximum borrowings of $40 million with floating interest rates maturing 2009	2,500,000	—
Former revolving line of credit, maximum borrowings of $40 million with floating interest rates maturing 2007	—	13,279,985
5.25% Term loan subline-equipment	—	4,583,339
5.25% Term loan subline-real estate	—	4,708,331
Aircraft lease-variable interest rate	—	5,606,685
6% Note payable maturing 2008	—	270,983
4.89% to 11.9% capitalized lease obligations maturing 2010	1,173,221	244,713

Total long term debt	278,298,221	143,694,036
Less current installments	1,742,773	1,628,276

Long-term debt, less current installments	$276,555,448	$142,065,760

     As of September 4, 2004, the Company had outstanding borrowings under its new revolving credit facility of $2.5 million and borrowing availability of approximately $32.7 million.

     On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding senior notes due 2006 (the “Old Notes”), representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter and required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); required the termination of all related party transactions, except for certain specifically-permitted transactions (see Note 9, “Related Party Transactions”); provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PF Management, Inc., the sole shareholder of the Company; and waived any and all defaults of the Indenture existing as of March 8, 2004.

     Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PF Management; cancelled the $1.0 million related party note receivable against the debt assumed from PF Management; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing; $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases were scheduled to be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007. We refer to these transactions as the “Restructuring”.

     On June 30, 2004, the shareholders of PF Management closed the sale of their shares of stock of PF Management to an affiliate of MDP (see Note 2). Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense. Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new revolving credit facility at September 4, 2004 was 6.0% (prime plus 1.5%). Repayment of borrowings under the term loan is $375,000 per quarter beginning on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     Also in conjunction with the sale, the Company issued $125.0 million of 9⅞% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (see Note 2) and borrowings under our new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PF Management assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 2 and redeeming the Old Notes not tendered.

5. Goodwill and Other Intangible Assets

     In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes on the Company’s goodwill and other intangible assets. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements and certain trade names and trademarks.

     Prospectively, in accordance with Financial Accounting Standard No. 142—Goodwill and Other Intangible Assets (“FAS” 142), the Company will test recorded goodwill and other intangible assets with indefinite lives for impairment at least annually. All other intangible assets with finite lives will be amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets will be reviewed for impairment in accordance with FAS 144.

     The Company’s amortizable other intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

     The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets are as follows:

	As of September 4, 2004		As of March 6, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Formulas	$95,000,000	$2,669,203	$—	$—
Tradename and trademarks	20,100,000	362,401	—	—
Customer relationships	28,500,000	1,247,604	—	—
Licensing agreements	12,100,000	274,231	—	—

Total amortizable intangible assets	$155,700,000	$4,553,439	$—	$—

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortizable intangible assets:
Tradename	$20,200,000	$—	$38,808,636	$—
Goodwill	172,514,092	—	—	—

Total unamortizable intangible assets	$192,714,092	$—	$38,808,636	$—

     The future amortization of other intangible assets (dollars in thousands) for the next five fiscal years is estimated to be as follows:

	2006	2007	2008	2009	2010
Formulas	$14,300	$12,671	$11,165	$9,761	$8,468
Tradename and trademarks	2,024	1,919	1,821	1,732	1,646
Customer relationships	5,376	4,011	3,358	2,874	2,391
License agreements	1,755	1,670	1,619	1,573	1,528

6. Comprehensive Income

     Total comprehensive loss is comprised solely of net loss in the predecessor second quarter 2005, predecessor fiscal 2005, successor fiscal 2005, predecessor second quarter 2004 and predecessor fiscal 2004.

7. Supplemental Cash Flow Disclosures - Cash Paid During the Period and Non-Cash Transactions

		Predecessor Pierre	Successor Pierre
		For the Period	For the Period
	Twenty-Six Weeks	March 7, 2004	July 1, 2004
	Ended	Through	Through
	August 30, 2003	June 30, 2004	September 4, 2004
Cash paid during the period for:
Interest	$7,650,248	$7,915,332	$3,162,636
Income taxes net of refunds received	$(197,977)	$—	$—

Non-cash transactions:
Assumption of PF Management debt	$—	$14,274,050	$—
Cancellation of note receivable	$—	$993,247	$—
Cancellation of accrual to PF Purchasing	$—	$3,479,007	$—
Cancellation of accrual to PF Distribution	$—	$535,251	$—
Cancellation of receivable from former owner	$—	$5,000,000	$—
Distribution of plant, property and equipment	$—	$8,476,080	$—
Distribution of other current assets	$—	$9,255	$—
Deferred taxes for airplane	$—	$1,576,000	$—
Deferred tax liability	$—	$—	$45,752,427
Tax sharing liability to previous shareholders	$—	$—	$10,317,601
Valuation of goodwill and other intangibles	$—	$—	$298,605,456
Valuation of inventory	$—	$—	$2,020,948
Valuation of plant, property and equipment	$—	$—	$4,438,984
Capital lease addition	$—	$1,013,300	$—
Other	$—	$174,874	$—

8. Recently Issued Accounting Guidance

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

9. Related Party Transactions

     As described in Note 4, “Long-Term Debt”, on March 8, 2004, following a consent solicitation in which a majority of the holders of the Company’s outstanding Old Notes consented to a Fourth Supplemental Indenture between the Company and the Trustee, the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture limited future related party transactions and required the termination of all related party transactions, except for certain specifically-permitted transactions.

     The following related party transactions were specifically permitted under the terms of the Fourth Supplemental Indenture:

•	Columbia Hill Land Company, LLC, owned 50% by each of James C. Richardson and David R. Clark, our then Chairman and Vice-Chairman, respectively, leased office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $29,000, $29,000 and $58,000 during successor fiscal 2005, predecessor fiscal 2005 and predecessor fiscal 2004, respectively.

•	On March 8, 2004 the Company took title to an aircraft that was transferred from Columbia Hill Aviation, LLC (“CHA”), owned 100% by PF Management, subject to existing purchase money debt. The aircraft was originally leased by the Company from CHA beginning in the fourth quarter of fiscal 2002. Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement. Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability. Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew.

     All other related party transactions that were in effect at March 6, 2004 were terminated as of March 8, 2004 pursuant to the terms of the Fourth Supplemental Indenture. As a result of the termination of these related party transactions, subsequent to March 8, 2004, the Company has performed its purchasing and distribution services internally.

     The following transactions were entered into on March 8, 2004 as permitted by the Fourth Supplemental Indenture:

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

     On June 30, 2004, in conjunction with the sale by the shareholders of PF Management of their shares of stock of PF Management to MDP, all related party transactions were terminated as described in Note 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Predecessor Second Quarter 2005 and Successor Fiscal 2005 Compared to Predecessor Second Quarter 2004

     Revenues, net. Net revenues increased by $17.7 million in the predecessor second quarter 2005 and successor second quarter 2005 compared to predecessor second quarter 2004, or 21.8%. The increase in net revenues was the result of increases in sales across most of the Company’s end-market segments, including the substantial development of national business with an existing customer and the advent of business with a new customer. Included in the predecessor second quarter 2004 are revenues of $45,912 related to Compass Outfitters, LLC, which will not be present in future periods due to Compass Outfitters, LLC being retained by the selling shareholders (see Note 2).

     Cost of goods sold. Cost of goods sold increased by $21.2 million in the predecessor second quarter 2005 and successor second quarter 2005 compared to predecessor second quarter 2004, or 36.4%. As a percentage of revenues, cost of goods sold increased from 71.6% to 80.2%. This increase was primarily due to increased raw material prices ($6.6 million), the impact of a $1.5 million purchase accounting adjustment on beginning inventory (as a result of the Acquisition) and start-up costs of $1.8 million related to the development of new national account business. In the predecessor second quarter 2005 and successor second quarter 2005 beef, pork, chicken and cheese prices increased approximately 3.1%, 38.2%, 61.9% and 46.1%, respectively, compared to predecessor second quarter 2004. These increases were partially offset by price increases passed on to customers and the elimination of commissions as a result of the termination of the Company’s purchasing agreement with PF Purchasing. Commissions paid to PF Purchasing totaled $1.2 million during predecessor second quarter 2004. This affiliate relationship was terminated in conjunction with the restructuring of the Company’s Old Notes, which was completed on March 8, 2004.

     Selling, general and administrative. Selling, general and administrative expenses decreased by $1.8 million in the predecessor second quarter 2005 and successor second quarter 2005 compared to predecessor second quarter 2004, or 9.5%. As a percentage of revenues, selling, general and administrative expenses decreased from 23.3% to 17.3%. This decrease was primarily due to the elimination of PF Distribution fees and a decrease in affiliate expenses offset, in part, by expenses associated with the sale of the Company, which are not expected to recur in future periods. Expenses associated with the previous shareholders in the predecessor second quarter 2005 and successor second quarter 2005 and the predecessor second quarter 2004 that are not expected to be incurred in the future include the following:

	Predecessor Second
	Quarter 2005
	And
	Successor	Predecessor
	Second Quarter 2005	Second Quarter 2004
(dollars in millions)
Distribution expenses (a)	—	$2.7
House lease (b)	—	0.1
Compensation expense (c)	$0.3	0.7
Travel and entertainment (d)	0.3	0.5
Office expense(e)	—	0.2
Aircraft expense (f)	0.4	0.4
Compass Outfitters (g)	—	0.2
Professional fees (h)	0.3	0.4
Previous shareholders’ other expenses (i)	0.1	0.1
Previous shareholders’ transaction fees (j)	1.0	—
Consulting services (k)	0.8	—
Endorsement termination (l)	0.3	—
Other (m)	0.1	—
Total	$3.6	$5.3

     Distribution expenses (a) incurred under related party agreements that were terminated in March 2004 as part of the Restructuring . The house lease (b) relates to rent expense, maintenance and other occupancy costs paid to related parties pursuant to a lease that was terminated in connection with the Restructuring. Compensation expense (c) relates to personnel who were terminated in connection with the sale of the Company and will not be replaced. Travel and entertainment (d) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the sale of the Company. Office Expense (e) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the sale of the Company. Aircraft expense (f) relates to the leasing of an aircraft owned by Columbia Hill Aviation, LLC which was formerly a subsidiary of PF Management, which was retained by the selling shareholders. Compass Outfitters (g) relates to an asset that was retained by the selling shareholders. The professional fees (h) primarily are related to the restructuring of the Fourth Supplemental Indenture on March 8, 2004 and to the sale of the company. The previous shareholders’ other expenses (i) relate to outside board of director fees, community relations, and contributions made to the former owner’s alma mater. The previous shareholders’ transaction fees (j) include legal, accounting, and tax consulting fees related to the sale of the company. The consulting services (k) consist of the fee paid to the selling shareholders’ adviser for his role in the Acquisition. The endorsement termination (l) relates to the contract between the Company and Crawford Race Cars, LLC. Other (m) includes employee travel and other expenses incurred in connection with the financing of the Acquisition.

     Operational selling, general, and administrative expenses were lower in the predecessor second quarter 2005 and successor second quarter 2005 by $0.3 million compared to predecessor second quarter 2004 due to the payment of lower bonuses to employees of $0.4 million, offset by $0.1 million of volume related increases in selling and distribution.

          Depreciation and Amortization. Depreciation and amortization expense increased in the predecessor second quarter 2005 and successor fiscal 2005 compared to predecessor second quarter 2004 by $4.7 million. This is due to the commencement of amortizing other intangible assets in the successor fiscal 2005, amounting to $4.6 million.

          Other Expense. Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on a revolving loan, both of which were entered into in connection with the Acquisition. Interest expense increased in the predecessor second quarter 2005 and successor fiscal 2005 compared to predecessor second quarter 2004 by $4.9 million, or 83.3%. This is due to the write-off of the loan commitment fees associated with the previous shareholders’ debt offset by the increased debt.

          Income taxes. The effective tax rate for both the predecessor second quarter 2005 and for successor fiscal 2005 was 32.8% compared to 35% for predecessor second quarter 2004.

Predecessor Fiscal 2005 and Successor Fiscal 2005 Compared to Predecessor Fiscal 2004

     Revenues, net. Net revenues increased by $28.3 million, or 17.4%. The increase in net revenues was the result of increases in sales across most of the Company’s end-market segments, including the substantial development of national business with an existing customer and the advent of business with a new customer. Included in the predecessor fiscal 2004 are revenues of $45,954 related to Compass Outfitters, LLC. Included in the predecessor fiscal 2005 and successor fiscal 2005 are non-recurring revenues of $8,604 related to Compass Outfitters, LLC. These revenues will not be present in future periods due to Compass Outfitters, LLC being retained by the selling shareholders.

     Cost of goods sold. Cost of goods sold increased by $32.0 million in the predecessor fiscal 2005 and successor fiscal 2005 compared to predecessor fiscal 2004, or 28.0%. As a percentage of revenues, cost of goods sold increased from 70.3% to 76.7%. This increase was primarily due to increased raw material prices ($10.2 million), the impact of a $1.5 million purchase accounting adjustment on beginning inventory (as a result of the Acquisition) and start-up costs of $3.1 million related to the development of new national accounts business. In the predecessor fiscal 2005 and successor fiscal 2005, beef, pork, chicken and cheese prices increased approximately 3.9%, 43.3%, 68.9% and 45.1%, respectively, compared to predecessor fiscal 2004. These increases were partially offset by price increases passed on to customers and the elimination of commissions as a result of the termination of the Company’s purchasing agreement with PF Purchasing. Commissions paid to PF Purchasing totaled $2.3 million during predecessor fiscal 2004. This affiliate relationship was terminated in conjunction with the restructuring of the Company’s Old Notes, which was completed on March 8, 2004.

     Selling, general and administrative. Selling, general and administrative expenses decreased by $3.1 million, or 7.8%. As a percentage of revenues, selling, general and administrative expenses decreased from 24.0% to 18.9%. This decrease was primarily due to the elimination of PF Distribution fees of $5.8 million and a decrease in affiliate expenses offset, in part, by expenses associated with the sale of the Company that are not expected to repeat in future periods. Expenses associated with the previous shareholders in the predecessor fiscal 2005 and successor fiscal 2005 that are not expected to be incurred in the future include the following:

	Predecessor Fiscal
	2005
	And
	Successor	Predecessor
	Fiscal 2005	Fiscal 2004
(dollars in millions)
Distribution expenses (a)	—	$5.8
House lease(b)	—	0.1
Compensation expense (c)	$1.2	1.4
Travel and entertainment (d)	1.0	1.0
Office expense(e)	0.8	0.3
Aircraft expense (f)	0.2	0.7
Compass Outfitters (g)	0.1	0.4
Professional fees (h)	2.6	1.2
Previous shareholders’ other expenses (i)	0.7	0.2
Previous shareholders’ transaction fees (j)	1.0	—
Consulting services (k)	0.8	—
Endorsement termination (l)	0.3	—
Other (m)	0.1	—
Total	$8.8	$11.1

     Distribution expenses (a) incurred under related party agreements that were terminated in March 2004 as part of the Restructuring . The house lease (b) relates to rent expense, maintenance and other occupancy costs paid to related parties pursuant to a lease that was terminated in connection with the Restructuring. Compensation expense (c) relates to personnel who were terminated in connection with the sale of the Company and will not be replaced. Travel and entertainment (d) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the sale of the Company. Office Expense (e) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the sale of the Company. Aircraft expense (f) relates to the leasing of an aircraft owned by Columbia Hill Aviation, LLC which was formerly a subsidiary of PF Management, which was retained by the selling shareholders. Compass Outfitters (g) relates to an asset that was retained by the selling shareholders. The professional fees (h) primarily are related to the restructuring of the Fourth Supplemental Indenture on March 8, 2004 and to the sale of the company. The previous shareholders’ other expenses (i) relate to outside board of director fees, community relations, and contributions made to the former owners alma mater. The previous shareholders’ transaction fees (j) include legal, accounting, and tax consulting fees related to the sale of the company. The consulting services (k) consist of the fee paid to the selling shareholders’ adviser for his role in the transaction. The endorsement termination (l) relates to the contract between the Company and Crawford Race Cars, LLC. Other (m) includes employee travel and other expenses incurred as a result of the debt placement for the Acquisition.

     Operational selling, general, and administrative expenses were lower than prior year by $0.4 million due to lower bonus payments to employees of $1.1 million, lower corporate training expenses of $0.3 million, lower marketing expenses of $0.3 million, lower bad debt expense of $0.2 million, lower professional services of $0.2 million, lower selling commissions of $0.1 million, lower travel expense of $0.1 million, lower taxes of $0.1 million, and other administrative expenses of $0.2 million. These were offset, in part, by unfavorable distribution freight and storage rates of $1.2 million due to higher inventories, fuel surcharges, and general freight rate increases. In addition, selling expenses were unfavorable in promotions by $0.6 million and new product development expenses of $0.4 million.

     Depreciation and Amortization. Depreciation and amortization expense increased by $4.8 million. The increase is due primarily to the commencement of amortizing other intangible assets in the successor fiscal 2005, amounting to $4.6 million.

     Loss on Disposal of Assets. The loss on disposal of assets increased by $0.3 million. The increase is due to the recording of losses related to affiliated companies as a consequence of the Restructuring.

     Other Expense. Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on a revolving loan, both of which exist as a result of the Acquisition. Other expense increased by $6.2 million, or 66.8%. This is due to the increased debt and the advent of the revolving loan.

     Income taxes. The effective tax rate for both predecessor fiscal 2005 and successor fiscal 2005 was 32.8%, compared to 35.3% for predecessor second quarter 2004.

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

     Goodwill and Other Intangible Assets. In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes on the Company’s goodwill and other intangibles. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements and certain trade names and trademarks.

     Prospectively, in accordance with Financial Accounting Standard No. (“FAS”) 142—Goodwill and Other Intangible Assets, the Company will test recorded goodwill and intangibles with indefinite lives for impairment at least annually. All other intangible assets with finite lives will be amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets will be reviewed for impairment in accordance with FAS 144.

     The Company’s amortizable intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

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

     Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 32.4%, 29.1% and 26.1% of revenues for the predecessor second quarter 2005, the predecessor fiscal 2005 and the successor fiscal 2005, respectively. Accounts receivable at September 4, 2004 included receivables from the Company’s largest customer totaling $5.0 million.

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

Liquidity and Capital Resources

     Net cash provided by (used in) operating activities for predecessor fiscal 2005 and successor fiscal 2005 was $0.4 million and ($7.4) million, respectively, compared to $2.1 million for predecessor fiscal 2004. The primary components of the net cash provided by operating activities for predecessor fiscal 2005 were: (1) a decrease in accounts receivable of $5.7 million; (2) an increase in trade accounts payable and other accrued liabilities of $2.2 million; offset by (3) an increase in inventory of $4.9 million and (4) an increase in refundable income taxes, prepaid expenses and other current assets of $0.5 million. The primary components of the net cash used in operating activities for successor 2005 were: (1) an increase in accounts receivable of $9.7 million; (2) an increase in refundable income taxes, prepaid expenses and other current assets of $2.7 million; offset by (3) a decrease in inventory of $1.6 million and (4) an increase in trade accounts payable and other accrued liabilities of $0.6 million.

     Net cash used in investing activities for predecessor fiscal 2005 and successor fiscal 2005 was $2.1 million and $0.5 million, respectively, compared to $7.3 million for predecessor fiscal 2004. The decrease is primarily due to significant capital expenditures for a plant expansion in predecessor fiscal 2004 that did not occur in predecessor fiscal 2005 or successor fiscal 2005.

     Net cash provided by financing activities for predecessor fiscal 2005 and successor fiscal 2005 was $3.7 million and $5.7 million, respectively, compared to $5.1 million for predecessor fiscal 2004. The increase in cash provided by financing activities for predecessor fiscal 2005 was due primarily to: (1) net borrowings under the revolving credit agreement with former lender of $7.7 million; offset by (2) loan origination fees incurred in the amount of $3.4 million and (3) principal payments on long-term debt. The increase in cash provided by financing activities for successor fiscal 2005 was due primarily to: (1) borrowings under the new term loan of $150.0 million; (2) issuance of New Notes of $125.0 million; (3) net borrowings under the new revolving credit agreement of $2.5 million and (4) the termination of a certificate of deposit for $1.3 million; offset by (5) payoff of Old Notes; (6) return of capital to parent of $99.2 million; (7) repayment of debt in conjunction with the Acquisition of $18.5 million; (8) repayment of the revolving credit agreement with the former lender of $21.0 million and (9) loan origination fees of $8.4 million.

     The interest rate for borrowings under the Company’s new $40 million revolving credit facility and the Company’s $150 million term loan at September 4, 2004 was 6.0% (prime plus 1.5%).

     As of September 4, 2004, the Company had no cash and cash equivalents on hand, outstanding borrowings under its revolving credit facility of $2.5 million and borrowing availability of approximately $32.7 million. Also as of September 4, 2004, the Company had borrowings under its term loan of $149.6 million.

     The Company has budgeted approximately $2.5 million for capital expenditures for the remainder of fiscal 2005. These expenditures are primarily for the routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the new $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

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

     On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding senior notes due 2006 (the “Old Notes”), representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. (see Note 2). Concurrently with the execution of the Fourth Supplemental Indenture the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; cancelled the $1.0 million related party note receivable from its principal shareholders; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing and $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases were scheduled to be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007. The Company assumed $15.3 million of subordinated debt of PF Management, Inc., the sole shareholder of the Company, in connection with the execution of the Fourth Supplemental Indenture and cancelled the $1.0 million related party note receivable against the debt assumed from PF Management.

     On June 30, 2004, the shareholders of PF Management closed the sale of their shares of stock of PF Management to an affiliate of MDP (see Note 2). Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty in the amount of $0.4 million were paid to the former lender and were charged to interest expense. Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new revolving credit facility at September 4, 2004 was 6.0% (prime plus 1.5%). Repayment of borrowings under the term loan is $375,000 per quarter beginning on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     Also in connection with the sale of the Company, the Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (see Note 2) and borrowings under our new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PF Management assumed by the Company under the Fourth Supplemental Indenture, paying for the Old Notes tendered in connection with the tender offer described in Item 5, “Other Information—Sale of Company” and redeeming the Old Notes not tendered. The indenture governing the New Notes contains restrictive covenants, including, among others, restrictions on the ability of the Company to make dividends, enter into affiliate transactions, incur indebtedness and make investments.

Seasonality

     Except for sales to school districts, which represent approximately 19% of the Company’s total sales and which decline significantly during summer, late November and December, there is no other significant seasonal variation in the Company’s sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in the Company’s annual report on Form 10-K for the fiscal year ended March 6, 2004, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at September 4, 2004 or March 6, 2004. Certain of the Company’s outstanding nonderivative financial instruments at September 4, 2004 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. In fiscal 2005, beef, pork, chicken and cheese prices increased approximately 10%, 46%, 45% and 19.7%, respectively, compared to the prices at the fiscal year ended March 6, 2004. The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at September 4, 2004 have not changed materially since March 6, 2004. Of the long-term debt outstanding at September 4, 2004, the $125.0 million of New Notes accrue interest at a fixed interest rate, while the $2.5 million outstanding borrowings under the revolving credit facility accrue interest at a variable interest rate. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during fiscal 2005 would have decreased net income for that period by approximately $87,630.

Cautionary Statement As To Forward Looking Information

     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include: adverse changes in food costs and availability of supplies; our significant level of indebtedness; restrictions imposed by the Company’s debt instruments; competition in the food industry; competitive considerations; government regulation; dependence on significant customers; consolidation of our customers; general risks of the food industry, including risk of contamination, mislabeling of food products, a decline in meat consumption and outbreak of disease among cattle, chicken or pigs; dependence on key personnel; potential labor disruptions and other factors, risks and uncertainties identified in Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on March 9, 2004 and in our other filings with the SEC. This list of risks and uncertainties is not exhaustive. Also, new risk factors emerge over time. Investors should not place undue reliance on the predictive value of forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management including the chief executive officer and the principal accounting officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and principal accounting officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.4	Credit Agreement, dated as of June 30, 2004, among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 filed September 27, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications of the Chief Executive Officer and the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

/s/ Norbert E. Woodhams, Sr.
By: Norbert E. Woodhams, Sr.
Its: Chief Executive Officer
Dated: October 25, 2004

/s/ Joseph W. Meyers
By: Joseph W. Meyers
Its: Vice President, Finance
Dated: October 25, 2004