Form 10-Q
period 2004-12-04
PIERRE FOODS INC
filed 2005-01-18
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 4, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                         Yes ☑                                          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                         Yes ☐                                          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 14, 2005
Class A Common Stock	100,000

PIERRE FOODS, INC.

INDEX

Page No.
Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets - December 4, 2004 and March 6, 2004	3 - 4

Consolidated Statements of Operations - for the Thirteen Weeks ended December 4, 2004 and for the Thirteen Weeks Ended November 29, 2003	5

Consolidated Statements of Operations - for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004 and for the Thirty-Nine Weeks Ended November 29, 2003	6

Consolidated Statement of Shareholders’ Equity - for the period from March 6, 2004 through December 4, 2004	7

Consolidated Statements of Cash Flows - for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004 and for the Thirty-Nine Weeks Ended November 29, 2003	8 - 9

Notes to Consolidated Financial Statements	10 - 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	22 - 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

Part II. Other Information:

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

Exhibit 10.1

Exhibit 10.2

Exhibit 31.1

Exhibit 31.2

Exhibit 32
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	Successor Pierre	Predecessor Pierre
	December 4, 2004	March 6, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,143,507	$204,865
Certificates of deposit	—	1,240,000
Accounts receivable, net	29,337,895	25,641,608
Inventories	42,990,953	38,974,018
Deferred income taxes	4,580,670	3,569,766
Prepaid expenses and other current assets (includes prepayments to related parties of $24,000 at March 6, 2004)	3,161,729	3,236,867

Total current assets	82,214,754	72,867,124

PROPERTY, PLANT AND EQUIPMENT, NET	57,183,030	60,695,455

OTHER ASSETS:
Other intangibles, net	164,788,788	38,808,636
Goodwill	178,335,440	—
Note receivable – related party	—	993,247
Deferred income taxes	—	482,215
Deferred loan origination fees, net	8,583,273	1,627,601
Other	—	296,694

Total other assets	351,707,501	42,208,393

Total Assets	$491,105,285	$175,770,972

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

	(Unaudited)
	Successor Pierre	Predecessor Pierre
	December 4, 2004	March 6, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$282,037	$1,628,276
Trade accounts payable	8,911,912	7,170,004
Accrued interest	5,399,957	3,242,623
Accrued payroll and payroll taxes	5,512,313	5,745,950
Accrued promotions	3,113,331	3,064,769
Income taxes payable	—	39,248
Accrued taxes (other than income and payroll)	1,030,813	901,693
Other accrued liabilities (includes related party liabilities of $4,503,219 at March 6, 2004)	1,257,972	4,964,703

Total current liabilities	25,508,335	26,757,266

LONG-TERM DEBT, less current installments	267,471,180	142,065,760

DEFERRED INCOME TAXES	40,961,532	—

OTHER LONG-TERM LIABILITIES	10,523,216	327,411

SHAREHOLDERS’ EQUITY:
Common stock – Class A, 100,000 shares authorized, issued and outstanding at December 4, 2004 and March 6, 2004	150,023,000	29,438,172
Retained deficit	(3,381,978)	(17,817,637)
Note receivable – related party	—	(5,000,000)

Total shareholders’ equity	146,641,022	6,620,535

Total Liabilities and Shareholders’ Equity	$491,105,285	$175,770,972

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Predecessor Pierre	Successor Pierre
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	November 29, 2003	December 4, 2004

REVENUES	$93,824,930	$111,968,412

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $1,383,924 for the thirteen weeks ended November 29, 2003)	66,502,119	80,147,774
Selling, general and administrative expenses (includes related party transactions totaling $7,814,502 for the thirteen weeks ended November 29, 2003)	19,739,796	15,409,997
Loss on disposition of property, plant and equipment, net	22,253	—
Depreciation and amortization	1,165,673	8,145,886

Total costs and expenses	87,429,841	103,703,657

OPERATING INCOME	6,395,089	8,264,755

OTHER INCOME (EXPENSE):
Interest expense	(3,670,889)	(5,202,314)
Other income, net	—	12,405

Other expense, net	(3,670,889)	(5,189,909)

INCOME BEFORE INCOME TAX PROVISION	2,724,200	3,074,846

INCOME TAX PROVISION	(955,872)	(1,008,549)

NET INCOME	$1,768,328	$2,066,297

NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$17.68	$20.66

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

		Predecessor Pierre	Successor Pierre
	Predecessor Pierre	For the Period	For the Period
	Thirty-Nine Weeks	March 7, 2004	July 1, 2004
	Ended	Through	Through
	November 29, 2003	June 30, 2004	December 4, 2004

REVENUES	$256,552,851	$115,548,564	$187,407,827

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $3,913,364 for the thirty-nine weeks ended November 29, 2003)	180,931,201	87,025,521	139,580,046
Selling, general and administrative expenses (includes related party transactions totaling $23,222,709 for the thirty-nine weeks ended November 29, 2003)	58,801,353	26,446,857	24,964,958
Loss on disposition of property, plant and equipment, net	22,885	339,921	—
Depreciation and amortization	3,480,652	1,544,903	13,675,310

Total costs and expenses	243,236,091	115,357,202	178,220,314

OPERATING INCOME	13,316,760	191,362	9,187,513

OTHER INCOME (EXPENSE):
Interest expense	(13,001,529)	(6,537,519)	(14,231,418)
Other income, net	—	1,784	12,405

Other expense, net	(13,001,529)	(6,535,735)	(14,219,013)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	315,231	(6,344,373)	(5,031,500)

INCOME TAX (PROVISION) BENEFIT	(104,783)	2,080,338	1,649,522

NET INCOME (LOSS)	$210,448	$(4,264,035)	$(3,381,978)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$2.10	$(42.64)	$(33.82)

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 6, 2004 THROUGH DECEMBER 4, 2004

	Common	Retained	Receivable	Total
	Stock	Earnings	From	Shareholders’
	Class A	(Deficit)	Shareholder	Equity
PREDECESSOR PIERRE BALANCE AT MARCH 6, 2004	$29,438,172	$(17,817,637)	$(5,000,000)	6,620,535
Net loss	—	(4,264,035)	—	(4,264,035)
Transaction with common shareholder	(339,639)	(10,324,276)	—	(10,663,915)

PREDECESSOR PIERRE BALANCE AT JUNE 30, 2004	29,098,533	(32,405,948)	(5,000,000)	(8,307,415)
PURCHASE ACCOUNTING ADJUSTMENT	(29,098,533)	32,405,948	5,000,000	8,307,415

SUCCESSOR PIERRE INITIAL PURCHASE ALLOCATION	145,577,253	—	—	145,577,253
Additional purchase allocation	4,445,747			4,445,747
Net loss	—	(3,381,978)	—	(3,381,978)

SUCCESSOR PIERRE BALANCE AT DECEMBER 4, 2004	$150,023,000	$(3,381,978)	$—	$146,641,022

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

		Predecessor Pierre	Successor Pierre
	Predecessor Pierre	For the Period	For the Period
	Thirty-Nine Weeks	March 7, 2004	July 1, 2004
	Ended	Through	Through
	November 29, 2003	June 30, 2004	December 4, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$210,448	$(4,264,035)	$(3,381,978)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,480,652	1,544,903	13,675,310
Amortization of deferred loan origination fees	594,879	716,478	569,092
Change in deferred income taxes	—	(675,222)	(864,803)
Write-off of deferred loan origination fees	1,233,530	—	4,283,122
Loss on disposition of property, plant and equipment, net	22,885	339,921	—
Decrease in other assets	53,574	296,694	—
Increase (decrease) in other long-term liabilities	(271,880)	(94,477)	205,615
Changes in operating assets and liabilities:
Receivables	(425,974)	5,660,719	(9,357,006)
Inventories	(5,389,658)	(4,911,529)	2,915,543
Refundable income taxes, prepaid expenses and other current assets	1,368,562	(455,532)	(1,774,836)
Trade accounts payable and other accrued liabilities	5,181,418	2,227,855	2,556,338

Total adjustments	5,847,988	4,649,810	12,208,375

Net cash provided by operating activities	6,058,436	385,775	8,826,397

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of property, plant and equipment	77,400	—	—
Capital expenditures	(8,613,505)	(2,084,160)	(1,746,791)

Net cash used in investing activities	(8,536,105)	(2,084,160)	(1,746,791)

See accompanying notes to unaudited consolidated financial statements.

		Predecessor Pierre	Successor Pierre
	Predecessor Pierre	For the Period	For the Period
	Thirty-Nine Weeks	March 7, 2004	July 1, 2004
	Ended	Through	Through
	November 29, 2003	June 30, 2004	December 4, 2004
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of revolving credit agreement with former lender	$(15,085,146)	$—	$—
Borrowings (repayments) of revolving credit agreement	9,986,655	7,712,901	(18,492,886)
Borrowings under equipment term loan subline	5,000,000	—	—
Borrowings under real estate term loan subline	5,000,000	—	—
Principal payments on long-term debt	(359,134)	(673,526)	(11,101,957)
Loan origination fees	(663,356)	(3,371,999)	(9,152,366)
Payoff of Old Notes	—	—	(115,000,000)
Issuance of New Notes	—	—	125,000,000
Borrowings under new term loan	—	—	150,000,000
Repayment of debt in conjunction with the Acquisition	—	—	(29,048,031)
Termination of certificate of deposit	—	—	1,262,245
Return of capital to parent	—	—	(100,576,960)
Distributions of special purpose leasing entity	(233,000)	—	—

Net cash provided by (used in) financing activities	3,646,019	3,667,376	(7,109,955)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,168,350	1,968,991	(30,349)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	274,329	204,865	2,173,856

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,442,679	$2,173,856	$2,143,507

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

     On June 30, 2004, the shareholders of PF Management, the sole shareholder of the Company, sold their shares of stock in PF Management (the “Acquisition”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).

     The financial information as of March 6, 2004 included in these financial statements has been derived from the Company’s audited consolidated financial statements. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company for the interim periods. The results of interim operations are not necessarily indicative of the results to be expected for the full fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s March 6, 2004 audited consolidated financial statements and notes thereto. The Company’s current accounting policies are consistent with those described in the notes to the Company’s March 6, 2004 audited consolidated financial statements except for stock-based compensation (see Note 2, “Stock-Based Compensation”) and goodwill and other intangible assets (see Note 6, “Goodwill and Other Intangible Assets”).

     Included in this report are interim unaudited consolidated financial statements that contain all adjustments necessary to present fairly the financial position as of December 4, 2004 and March 6, 2004, the results of operations for the thirteen week periods ended December 4, 2004 and November 29, 2003, the results of operations for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004 and the thirty-nine weeks ended November 29, 2003, and the cash flows of the Company for the periods of March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004 and the thirty-nine weeks ended November 29, 2003. The thirteen week periods ended December 4, 2004 and November 29, 2003 are referred to as “successor third quarter 2005” and “predecessor third quarter 2004”, respectively. The periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004 and the thirty-nine weeks ended November 29, 2004 are referred to as “predecessor fiscal 2005”, “successor fiscal 2005” and “predecessor fiscal 2004”, respectively. The thirty-nine weeks ended December 4, 2004 is referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined.” Financial statement presentation used for fiscal 2004 has been reclassified, where applicable, to conform to financial statement presentation used for both predecessor fiscal 2005 and successor fiscal 2005.

     The fair value adjustments related to the Acquisition, which have been pushed down to the Company from Holding primarily include adjustments in property, plant and equipment, inventory, goodwill, other intangible assets and related deferred taxes.

     The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

2. Stock-Based Compensation

     On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding. Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company. At December 4, 2004, options to purchase a total of 127,397 shares of common stock of Holding had been issued to members of management of the Company (the “Options”) and 36,381 were reserved for future issuance. All outstanding options were granted at $10 per share and expire ten years from the date of grant. A portion of each outstanding option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

     The following table summarizes changes in shares for predecessor fiscal 2005 and successor fiscal 2005:

		Weighted Average
	Shares	Exercise Price Per Share
Adoption of Plan on June 30, 2004	—
Options granted	127,397	$10.00

Balance at December 4, 2004	127,397	$10.00

Shares available for grant at December 4, 2004	36,381

     The Company treats the Options as stock-based employee compensation for employees of the Company. As permitted under United States Generally Accepted Accounting Principles (“GAAP”), the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method. Accordingly, no compensation expense has been recognized for the Options in its consolidated statements of operations. Had compensation expense for the Options been determined in accordance with the minimum value approach as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (“SFAS 148”), the Company’s net income (loss) and earnings (loss) per share would have been the following:

		Successor Pierre
		For the Period
	Successor Pierre	July 1, 2004
	Thirteen Weeks Ended	Through
	December 4, 2004	December 4, 2004

Net income (loss) as reported	$2,066,297	$(3,381,978)

Minimum value of stock-based compensation, net of tax	(9,540)	(14,326)

Net income (loss) pro forma	$2,056,757	$(3,396,304)

Basic and diluted income (loss) per share, as reported	$20.66	$(33.82)

Basic and diluted income (loss) per share, pro forma	$20.57	$(33.96)

          The Company engaged an independent third party to perform a valuation analysis of the employee stock options. The estimated total stock-based employee compensation expense was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Dividend yield	—
Term to expiration	10 years
Expected life	6.3 years
Expected volatility	—
Risk free interest rate	3.93%
Weighted average minimum value per share of options granted	$2.24

          In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123R”) which is effective for reporting periods for non-public companies (as defined in SFAS 123R) beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for the Options under the recognition and measurement principles of APB 25 and related Interpretations using the intrinsic value method. Accordingly, no compensation expense has been recognized for the Options in its consolidated statements of operations. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

     3. Acquisition

          On June 30, 2004, the shareholders of PF Management, the sole shareholder of the Company, sold their shares of stock in PF Management to Holding. In connection with the sale, the following occurred:

•	The Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.

•	The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility. See Note 5, “Long-Term Debt.”

•	The Company terminated its few remaining related party transactions (described in Note 10, “Related Party Transactions”), transferred miscellaneous assets to Messrs. Richardson and Clark, our former Chairman and Vice Chairman, respectively, including the Company’s airplane, which was distributed to Mr. Richardson.

•	Pierre Merger Corp. closed a cash tender offer and consent solicitation for the Company’s Old Notes (as defined in Note 5, “Long-Term Debt”). Holders of approximately $106.3 million, or approximately 92%, of aggregate principal amount of the Company’s outstanding Old Notes tendered their Old Notes. The Company, as the surviving corporation of the merger with Pierre Merger Corp., accepted and paid for all Old Notes tendered pursuant to the tender offer.

A redemption notice for the Old Notes not tendered (approximately $8.7 million) was issued on June 30, 2004 and these Old Notes were redeemed on July 20, 2004.

•	The Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (as described below) and borrowings under our new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness.

•	The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the sale. The stated term of employment for each executive is one year, but each agreement will renew automatically and continuously year-to-year unless terminated.

•	The management investors, the Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, invested approximately $4.9 million in a deferred compensation plan. This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $4.9 million.

•	In addition to the base purchase price, the stock purchase agreement entitles the selling shareholders to earn-out cash payments, which includes an additional aggregate amount of $13.0 million in the event that, at the end of any fiscal quarter during the fiscal year ending March 5, 2005, the Company achieves EBITDA (as defined in the stock purchase agreement) for the prior four fiscal quarters then ended of $56.0 million or more. No portion of the additional amount will be payable if this EBITDA target is not met.

          The following table presents unaudited pro forma information for predecessor third quarter 2004, as if the Acquisition had occurred on March 2, 2003.

	Predecessor
	Third
	Quarter 2004
	Actual	Pro Forma

Revenues	$93,824,930	$93,776,063
Net income	$1,768,328	$334,533

     The following table presents unaudited pro forma information for predecessor fiscal 2004, and for predecessor fiscal 2005 and successor fiscal 2005 combined, as if the Acquisition had occurred on March 2, 2003 and March 7, 2004, as applicable.

			Predecessor and
	Predecessor		Successor
	Fiscal		Fiscal 2005
	2004		Combined
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$256,552,851	$256,458,030	$302,956,391	$302,947,787
Net income (loss)	$210,448	$(4,218,721)	$(7,646,013)	$(10,852,795)

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

     Included in these pro forma results are certain predecessor fees that the Company does not expect to incur in the future. These include professional fees, primarily related to the restructuring of the Fourth Supplemental Indenture on March 8, 2004 and the Management Buy Out on July 26, 2002. For predecessor third quarter 2004, these fees amounted to $357,630. No such fees existed for the successor third quarter 2005. For predecessor fiscal 2004 and for combined predecessor fiscal 2005 and successor fiscal 2005, these fees amounted to $1,540,650 and $2,591,989, respectively.

     Other predecessor expenses included in these pro forma results that are no longer expected to be incurred include outside Board of Director fees, community relations and donations to our former shareholder’s alma mater. For predecessor third quarter 2004, these fees amounted to $278,255. No such fees existed for successor third quarter 2005. For predecessor fiscal 2004 and for combined predecessor fiscal 2005 and successor fiscal 2005, these fees amounted to $512,394 and $600,653, respectively.

     Also included in the pro forma results for predecessor fiscal 2005 and successor fiscal 2005 combined are certain Acquisition expenses related to the sale of the Company to MDP. These transaction expenses include professional fees of $956,000 for predecessor fiscal 2005 and successor fiscal 2005 combined. Other predecessor fiscal 2005 and successor fiscal 2005 combined transaction expenses relating to the previous shareholders’ adviser amounted to $780,952. A termination payoff of the endorsement between the Company and Crawford Race Cars, LLC also resulted in expense in predecessor fiscal 2005 and successor fiscal 2005 combined amounting to $318,000 that is not expected to be incurred in the future.

     The unaudited pro forma condensed consolidated financial statements reflect the Acquisition of the Company in accordance with Financial Accounting Standard No. 141 (“FAS 141”) —Business Combinations and Financial Accounting Standard No. 142 (“FAS 142”) —Goodwill and Other Intangible Assets.

     The Acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition. The allocation of the purchase price is as follows:

Current assets	$75,727,665
Plant, property and equipment	57,857,942
Non-current assets	4,283,121
Goodwill	178,335,440
Other intangibles	175,900,000
Debt and other liabilities assumed	(231,186,607)

Net assets acquired	$260,917,561

     The initial allocation of the purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change. Net assets acquired totaling $255,096,826 were previously reported in the Company’s 10-Q for the period ended September 4, 2004. The increase in net assets acquired is due to the final working capital adjustment and other miscellaneous adjustments. The Company has obtained outside appraisals of acquired assets and liabilities in fiscal 2005. Deferred tax liabilities have been finalized based on the final allocation of the purchase price and the determination of the tax basis of the assets and liabilities acquired.

4. Inventories

     A summary of inventories, by major classifications, follows:

	December 4, 2004	March 6, 2004
Manufacturing supplies	$1,705,816	$1,572,212
Raw materials	7,218,494	5,427,936
Finished goods	34,060,143	31,972,713
Work in process	6,500	1,157

Total	$42,990,953	$38,974,018

5. Long - Term Debt

     Long-term debt is comprised of the following:

	December 4, 2004	March 6, 2004
12.25% Senior Notes, interest payable on June 1 and December 1 of each year, maturing on June 1, 2006	$—	$115,000,000
9.875% Senior Notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	125,000,000	—
$150 million term loan, with floating interest rates maturing 2010	141,500,000	—
New revolving line of credit, maximum borrowings of $40 million with floating interest rates maturing 2009	—	—
Former revolving line of credit, maximum borrowings of $40 million with floating interest rates maturing 2007	—	13,279,985
5.25% Term loan subline-equipment	—	4,583,339
5.25% Term loan subline-real estate	—	4,708,331
Aircraft lease-variable interest rate	—	5,606,685
6% Note payable maturing 2008	—	270,983
4.60% to 11.49% capitalized lease obligations maturing through 2011	1,253,217	244,713

Total long-term debt	267,753,217	143,694,036
Less current installments	282,037	1,628,276

Long-term debt, less current installments	$267,471,180	$142,065,760

     As of December 4, 2004, the Company had no outstanding borrowings under its new revolving credit facility and borrowing availability of approximately $35.4 million.

     On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding senior notes due 2006 (the “Old Notes”), representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter and required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); required the termination of all related party transactions, except for certain specifically-permitted transactions (see Note 10, “Related Party Transactions”); provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PF Management, Inc., the sole shareholder of the Company; and waived any and all defaults of the Indenture existing as of March 8, 2004.

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

     On June 30, 2004, the shareholders of PF Management closed the sale of their shares of stock of PF Management to Holding (see Note 3, “Acquisition”). Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense. Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new revolving credit facility at December 4, 2004 was 6.5% (prime plus 1.5%). Repayment of borrowings under the term loan is $375,000 per quarter beginning on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. In addition to the scheduled quarterly payment, prepayments on the term loan totaling $7.8 million were made during successor third quarter 2005. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     Also in conjunction with the sale, the Company issued $125.0 million of 9⅞% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (see Note 3, “Acquisition”) and borrowings under our new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PF Management assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 3, “Acquisition” and redeeming the Old Notes not tendered.

6. Goodwill and Other Intangible Assets

     In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes on the Company’s goodwill and other intangible assets. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements and certain trade names and trademarks.

     Prospectively, in accordance with Financial Accounting Standard No. 142—Goodwill and Other Intangible Assets (“SFAS 142”), the Company will test recorded goodwill and other intangible assets with indefinite lives for impairment at least annually. All other intangible assets with finite lives will be amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets will be reviewed for impairment in accordance with SFAS 144.

     The Company’s amortizable other intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

     The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets are as follows:

	As of December 4, 2004		As of March 6, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Formulas	$95,000,000	$6,524,718	$—	$—
Tradename and trademarks	20,100,000	885,869	—	—
Customer relationships	28,500,000	3,049,699	—	—
Licensing agreements	12,100,000	650,926	—	—

Total amortizable intangible assets	$155,700,000	$11,111,212	$—	$—

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortizable intangible assets:
Tradename	$20,200,000	$—	$38,808,636	$—
Goodwill	178,335,440	—	—	—

Total unamortizable intangible assets	$198,535,440	$—	$38,808,636	$—

     Activity related to goodwill during predecessor fiscal 2005 and successor fiscal 2005 combined was as follows:

Goodwill:

Balance as of March 7, 2004	$—
Purchase Price Allocation	178,335,440

Balance as of December 4, 2004	$178,335,440

     The initial allocation of the purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change. During the quarter ended December 4, 2004, a final working capital adjustment and other miscellaneous adjustments related to the Acquisition resulted in an increase in goodwill of $5,820,736.

     The future amortization of other intangible assets (dollars in thousands) for the next five fiscal years is estimated to be as follows:

	2006	2007	2008	2009	2010
Formulas	$14,300	$12,671	$11,165	$9,761	$8,468
Tradename and trademarks	2,024	1,919	1,821	1,732	1,646
Customer relationships	5,376	4,011	3,358	2,874	2,391
Licensing agreements	1,678	1,569	1,495	1,426	1,361

7 . Comprehensive Income

     Total comprehensive income (loss) is comprised solely of net income (loss) in successor third quarter 2005, predecessor fiscal 2005, successor fiscal 2005, predecessor third quarter 2004 and predecessor fiscal 2004.

8. Supplemental Cash Flow Disclosures  -  Cash Paid During the Period and Non-Cash Transactions

		Predecessor Pierre	Successor Pierre
	Predecessor Pierre	For the Period	For the Period
	Thirty-Nine Weeks	March 7, 2004	July 1, 2004
	Ended	Through	Through
	November 29, 2003	June 30, 2004	December 4, 2004
Cash paid during the period for:
Interest	$8,184,764	$7,915,332	$5,082,683
Income taxes, net of refunds received	$(197,977)	$—	$52,973

Non-cash transactions

Restructuring transactions
Assumption of PF Management debt	$—	$14,274,050	$—
Cancellation of note receivable	$—	$993,247	$—
Cancellation of accrual to PF Purchasing	$—	$3,479,007	$—
Cancellation of accrual to PF Distribution	$—	$535,251	$—
Other	$	$174,874	$—
		—	—
Acquisition transactions		—	—
Elimination of Predecessor Pierre capital and retained earnings	$—	$—	$3,307,415
Cancellation of receivable from previous shareholder	$—	$—	$5,000,000
Distribution of plant, property and equipment	$—	$—	$8,476,080
Distribution of other current assets	$—	$—	$9,255
Deferred taxes related to distributed assets	$—	$—	$1,576,000
Equity from parent	$—	$—	$250,599,960
Tax sharing liability to previous shareholders	$—	$—	$10,317,601
Valuation of goodwill and other intangibles	$—	$—	$315,426,804
Deferred tax liability	$—	$—	$45,752,427
Adjustment of inventory to fair value	$—	$—	$2,020,948
Adjustment of plant, property and equipment to fair value	$—	$—	$4,438,984

Other transactions
Capital lease additions	$—	$1,013,300	$142,395

9. Recently Issued Accounting Guidance

     In December of 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaces the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires a company to consolidate such entities in its financial statements. FIN 46R is effective for the first reporting period that ends after March 15, 2004. This statement did not have an impact on the Company’s financial statements.

     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123R”), which is effective for reporting periods for non-public companies (as defined in SFAS 123R) beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for the Options to purchase shares of common stock of Holding issued to employees of the Company under the recognition and measurement principles of APB 25, and related Interpretations using the intrinsic value method. Accordingly, no compensation expense has been recognized for the Options in its consolidated statements of operations. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

10. Related Party Transactions

     As described in Note 5, “Long-Term Debt”, on March 8, 2004, following a consent solicitation in which a majority of the holders of the Company’s outstanding Old Notes consented to a Fourth Supplemental Indenture between the Company and the Trustee, the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture limited future related party transactions and required the termination of all related party transactions, except for certain specifically-permitted transactions.

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

     The following transactions were entered into on March 8, 2004 as permitted by the Fourth Supplemental Indenture:

Assumption of PF Management debt	$(14,274,050)
Accrued liabilities to PF Purchasing cancelled	3,479,007
Note receivable cancelled	(993,247)
Accrued liabilities to PF Distribution cancelled	535,251
Cash received	763,998
Other	(174,874)

Total	$(10,663,915)

Allocated to the following accounts:
Transactions with common shareholder	$10,324,276
Common Stock	339,639

Total	$10,663,915

     The $339,639 charge represents the removal of members’ equity of CHA.

     On June 30, 2004, in conjunction with the sale by the shareholders of PF Management of their shares of stock of PF Management to Holding, all related party transactions were terminated as described in Note 3, “Acquisition”.

11. Subsequent Events

     Effective December 27, 2004, the interest rate under the Company’s New Notes increased by 0.25% per annum as a result of the Company’s Registration Statement on Form S-4 relating to the exchange of the New Notes (the “S-4”) not being declared effective by the Securities and Exchange Commission (the “SEC”) on or before such date. The delay in effectiveness relates to the Company’s request for confidential treatment of portions of certain material contracts. The interest rate will continue to increase an additional 0.25% per annum at the end of each subsequent 90-day period during which the S-4 has not been declared effective by the SEC, up to a maximum increase of 1.0% per annum. The interest rate will decrease to its original rate upon the S-4 being declared effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Successor Third Quarter 2005 Compared to Predecessor Third Quarter 2004

     Revenues, net. Net revenues increased by $18.1 million in successor third quarter 2005 compared to predecessor third quarter 2004, or 19.3%. The increase in net revenues was the result of increases in sales across most of the Company’s end-market segments, including the substantial development of national business with existing customers. Included in predecessor third quarter 2004 are revenues of $48,867 related to Compass Outfitters, LLC., which was retained by the selling shareholders.

     Cost of goods sold. Cost of goods sold increased by $13.6 million in successor third quarter 2005 compared to predecessor third quarter 2004, or 20.5%. As a percentage of revenues, cost of goods sold increased from 70.9% to 71.6%. This increase was primarily due to increased raw material prices ($2.5 million), the continued growth of lower margin, high volume business with an existing customer and the impact of a $0.4 million purchase accounting adjustment on beginning inventory (as a result of the Acquisition). The increase was partially offset by price increases passed on to customers and the elimination of commissions as a result of the termination of the Company’s purchasing agreement with PF Purchasing. Commissions paid to PF Purchasing during predecessor third quarter 2004 were $1.5 million. This affiliate relationship was terminated in conjunction with the restructuring of the Company’s Old Notes, which was completed on March 8, 2004.

     Selling, general and administrative . Selling, general and administrative expenses decreased by $4.3 million in successor third quarter 2005 compared to predecessor third quarter 2004, or 21.9%. As a percentage of revenues, selling, general and administrative expenses decreased from 21.0% to 13.8%. This decrease was primarily due to the elimination of PF Distribution fees and a decrease in former affiliate expenses, partially offset by increased distribution costs. Expenses associated with the previous shareholders in predecessor third quarter 2004 that were not present in successor third quarter 2005 and are not expected to be incurred in the future include the following:

Predecessor
Third Quarter
2004
(dollars in millions)
Distribution expenses (a)	$2.6
House lease (b)	0.1
Compensation expense (c)	0.7
Travel and entertainment (d)	0.5
Office expense(e)	0.3
Aircraft expense (f)	0.3
Compass Outfitters (g)	0.1
Professional fees (h)	0.4
Previous shareholders’ other expenses (i)	0.3
Total	$5.3

     Distribution expenses (a) were incurred under related party agreements that were terminated in March 2004 as part of the Restructuring. The house lease (b) relates to rent expense, maintenance and other occupancy costs paid to related parties pursuant to a lease that was terminated in connection with the Restructuring. Compensation expense (c) relates to personnel who were terminated in connection with the sale of the Company and will not be replaced. Travel and entertainment (d) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the sale of the Company. Office Expense (e) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the sale of the Company. Aircraft expense (f) relates to the leasing of an aircraft owned by Columbia Hill Aviation, LLC which was formerly a subsidiary of PF Management, which was retained by the selling shareholders. Compass Outfitters (g) relates to expense incurred in connection with an asset that was retained by the selling shareholders. The professional fees (h) primarily related to the restructuring of the Fourth Supplemental Indenture on March 8, 2004 and to the sale of the Company. The previous shareholders’ other expenses (i) relate to outside board of director fees, community relations, and contributions made to the former owner’s alma mater.

     Operational selling, general, and administrative expenses were higher in successor third quarter 2005 by $1.0 million compared to predecessor third quarter 2004 due to higher costs for the storage of increased inventory, higher fuel surcharges impacted by the price of crude oil and an increase in promotional expenses. These increases were offset, in part, by lower corporate training expense and a decrease in warehouse club demos. Included in successor third quarter 2005 is a non-cash deferred compensation charge of $0.1 million related to management’s investment in the acquisition of the Company.

     Depreciation and Amortization. Depreciation and amortization expense increased in successor third quarter 2005 compared to predecessor third quarter 2004 by $7.0 million. This is due to the amortization of other intangible assets in successor third quarter 2005, amounting to $6.6 million.

     Other Expense. Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on a revolving loan, both of which were entered into in connection with the Acquisition. Interest expense increased in successor third quarter 2005 compared with predecessor third quarter 2004 by $1.5 million, or 41.4%. This is due to the additional debt incurred as a result of the Acquisition.

     Income taxes. The effective tax rate for the successor third quarter 2005 was 32.8% compared to 35.1% for predecessor third quarter 2004. The decrease in the effective tax rate is primarily due to a decrease in non-deductible expenses in the current period over the same period in the prior year.

Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined Compared to Predecessor Fiscal 2004

     Revenues net. Net revenues increased by $46.4 million, or 18.1%. The increase in net revenues was the result of increases in sales across most of the Company’s end-market segments, including the substantial development of national business with an existing customer and the advent of business with a new customer. Included in predecessor fiscal 2004 are revenues of $94,821 related to Compass Outfitters, LLC. Included in predecessor fiscal 2005 and successor fiscal 2005 combined are non-recurring revenues of $8,604 related to Compass Outfitters, LLC. These revenues will not be present in future periods due to Compass Outfitters, LLC being retained by the selling shareholders.

     Cost of goods sold. Cost of goods sold increased by $45.7 million in predecessor fiscal 2005 and successor fiscal 2005 combined compared to predecessor fiscal 2004, or 25.2%. As a percentage of revenues, cost of goods sold increased from 70.5% to 74.8%. This increase was primarily due to increased raw material prices ($8.5 million), the impact of a $1.9 million purchase accounting adjustment on beginning inventory (as a result of the Acquisition) and start-up costs of $3.1 million related to the development of new lower margin, high volume national accounts business. In predecessor fiscal 2005 and successor fiscal 2005 combined, beef, pork, chicken and cheese prices increased approximately 1.5%, 46.1%, 39.0% and 26.5%, respectively, compared to predecessor fiscal 2004. These increases were partially offset by price increases passed on to customers and the elimination of commissions as a result of the termination of the Company’s purchasing agreement with PF Purchasing. Commissions paid to PF Purchasing totaled $3.8 million during predecessor fiscal 2004. This affiliate relationship was terminated in conjunction with the restructuring of the Company’s Old Notes, which was completed on March 8, 2004.

     Selling, general and administrative. Selling, general and administrative expenses decreased by $7.4 million, or 12.6%. As a percentage of revenues, selling, general and administrative expenses decreased from 22.9% to 17.0%. This decrease was primarily due to the elimination of PF Distribution fees of $8.4 million and a decrease in former affiliate expenses offset, in part, by expenses associated with the sale of the Company that are not expected to repeat in future periods. Expenses associated with the previous shareholders in predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004 that are not expected to be incurred in the future include the following:

	Predecessor Fiscal
	2005
	And Successor
	Fiscal 2005	Predecessor
	Combined	Fiscal 2004
(dollars in millions)
Distribution expenses (a)	$—	$8.4
House lease(b)	—	0.1
Compensation expense (c)	1.2	2.1
Travel and entertainment (d)	1.0	1.5
Office expense(e)	0.2	0.5
Aircraft expense (f)	0.8	1.0
Compass Outfitters (g)	0.1	0.6
Professional fees (h)	2.6	1.5
Previous shareholders’ other expenses (i)	0.7	0.5
Previous shareholders’ transaction fees (j)	1.0	—
Consulting services (k)	0.8	—
Endorsement termination (l)	0.3	—
Other (m)	0.1	—
Total	$8.8	$16.2

     Distribution expenses (a) incurred under related party agreements that were terminated in March 2004 as part of the Restructuring. The house lease (b) relates to rent expense, maintenance and other occupancy costs paid to related parties pursuant to a lease that was terminated in connection with the Restructuring. Compensation expense (c) relates to personnel who were terminated in connection with the sale of the Company and will not be replaced. Travel and entertainment (d) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the sale of the Company. Office expense (e) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the sale of the Company. Aircraft expense (f) relates to the leasing of an aircraft owned by Columbia Hill Aviation, LLC which was formerly a subsidiary of PF Management, which was retained by the selling shareholders. Compass Outfitters (g) relates to expenses incurred in connection with an asset that was retained by the selling shareholders. The professional fees (h) primarily are related to the restructuring of the Fourth Supplemental Indenture on March 8, 2004 and to the sale of the company. The previous shareholders’ other expenses (i) relate to outside board of director fees, community relations, and contributions made to the former owners alma mater. The previous shareholders’ transaction fees (j) include legal, accounting, and tax consulting fees related to the sale of the company. The consulting services (k) consist of the fee paid to the selling shareholders’ adviser for his role in the transaction. The endorsement termination (l) relates to the contract between the Company and Crawford Race Cars, LLC. Other (m) includes employee travel and other expenses incurred as a result of the debt placement for the Acquisition.

     Operational selling, general, and administrative expenses remained constant for the two year-to-date periods. Included in successor fiscal 2005 is a non-cash deferred compensation charge of $0.2 million related to management’s investment in the acquisition of the Company.

     Depreciation and Amortization. Depreciation and amortization expense increased by $11.7 million. The increase is due primarily to amortization of intangible assets in successor fiscal 2005 as a result of the Acquisition.

     Loss on Disposal of Assets. Loss on disposal of assets increased by $0.3 million. The increase is due to the recording of losses related to affiliate companies as a consequence of the Restructuring.

     Other Expense. Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on a revolving loan, both of which exist as a result of the Acquisition. Other expense increased by $7.8 million, or 59.6%. This increase was primarily due to expenses as a result of the Acquisition, including $4.3 million for the write-off of deferred loan origination fees, $0.6 million for the repayment of the Old Notes and $0.5 million for the repayment of our former revolving credit facility combined with the increased debt and borrowings under our new revolving credit facility. See “Liquidity and Capital Resources” below.

     Income taxes. The effective tax rate for both predecessor fiscal 2005 and successor fiscal 2005 was 32.8%, compared to 33.2% for predecessor fiscal 2004. The decrease in the effective tax rate is primarily due to a decrease in non-deductible expenses in the current period over the same period in the prior year.

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

     Goodwill and Other Intangible Assets. In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes of the Company’s goodwill and other intangibles. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements and certain trade names and trademarks.

     Prospectively, in accordance with Financial Accounting Standard No. (“SFAS”) 142—Goodwill and Other Intangible Assets, the Company will test recorded goodwill and intangibles with indefinite lives for impairment at least annually. All other intangible assets with finite lives will be amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets will be reviewed for impairment in accordance with SFAS 144.

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

     Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 22.1%, 28.8% and 23.9% of revenues for successor third quarter 2005, predecessor fiscal 2005 and successor fiscal 2005, respectively. Accounts receivable at December 4, 2004 included receivables from the Company’s largest customer totaling $3.4 million.

     Stock-Based Compensation. The Company treats the Options as stock-based employee compensation for employees of the Company. As permitted under United States Generally Accepted Accounting Principles (“GAAP”), the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the minimum value method. Accordingly, no compensation expense has been recognized for the Company’s stock option plan in its consolidated statements of operations.

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

     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123R”) which is effective for reporting periods for non-public companies (as defined in SFAS 123R) beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for the options to purchase shares of common stock of Holding issued to employees of the Company (“Options”) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method. Accordingly, no compensation expense has been recognized for the Options in its consolidated statements of operations. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

Liquidity and Capital Resources

     Net cash provided by operating activities for predecessor fiscal 2005 and successor fiscal 2005 was $0.4 million and $8.8 million, respectively, compared to $6.1 million for predecessor fiscal 2004. The primary components of the net cash provided by operating activities for predecessor fiscal 2005 were: (1) a decrease in accounts receivable of $5.7 million; (2) an increase in trade accounts payable and other accrued liabilities of $2.2 million; offset by (3) an increase in inventory of $4.9 million and (4) an increase in refundable income taxes, prepaid expenses and other current assets of $0.5 million. The primary components of the net cash provided by operating activities for successor fiscal 2005 were: (1) a decrease in inventories of $2.9 million and (2) an increase in trade accounts payable and other accrued liabilities of $2.6 million offset by (3) an increase in accounts receivable of $9.4 million and (4) an increase in refundable income taxes, prepaid expenses and other current assets of $1.8 million.

     Net cash used in investing activities for predecessor fiscal 2005 and successor fiscal 2005 was $2.1 million and $1.7 million, respectively, compared to $8.5 million for predecessor fiscal 2004. The decrease is primarily due to significant capital expenditures for a plant expansion in predecessor fiscal 2004 that did not occur in predecessor fiscal 2005 or successor fiscal 2005.

     Net cash provided by (used in) financing activities for predecessor fiscal 2005 and successor fiscal 2005 was $3.7 million and ($7.1) million, respectively, compared to $3.6 million for predecessor fiscal 2004. Net cash provided by financing activities for predecessor fiscal 2005 was due primarily to: (1) net borrowings under the revolving credit agreement with former lender of $7.7 million; offset by (2) loan origination fees incurred in the amount of $3.4 million and (3) principal payments on long-term debt. Net cash used in financing activities for successor fiscal 2005 was due primarily to: (1) payoff of Old Notes; (2) return of capital to parent of $100.6 million; (3) repayment of debt in conjunction with the Acquisition of $29.0 million; (4) repayment of the revolving credit agreement of $18.5 million; (5) principal payments on long-term debt of $11.1 million and (6) loan origination fees of $9.2 million; offset by (7) borrowings under the new term loan of $150.0 million; (8) issuance of New Notes of $125.0 million and (9) the termination of a certificate of deposit for $1.3 million.

     The interest rate for borrowings under the Company’s new $40 million revolving credit facility and the Company’s $150 million term loan at December 4, 2004 was 6.5% (prime plus 1.5%).

     As of December 4, 2004, the Company had cash and cash equivalents on hand of $2.1 million, no outstanding borrowings under its revolving credit facility and borrowing availability of approximately $35.4 million. Also as of December 4, 2004, the Company had borrowings under its term loan of $141.5 million.

     The Company has budgeted approximately $1.0 million for capital expenditures for the remainder of fiscal 2005. These expenditures are primarily for the routine food processing capital improvement projects and other miscellaneous expenditures. The Company believes that funds from operations and funds from the new $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

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

     On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding senior notes due 2006 (the “Old Notes”), representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. (see Note 3). Concurrently with the execution of the Fourth Supplemental Indenture the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; cancelled the $1.0 million related party note receivable from its principal shareholders; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing and $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases were scheduled to be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007. The Company assumed $15.3 million of subordinated debt of PF Management, Inc., the sole shareholder of the Company, in connection with the execution of the Fourth Supplemental Indenture and cancelled the $1.0 million related party note receivable against the debt assumed from PF Management.

     On June 30, 2004, the shareholders of PF Management closed the sale of their shares of stock of PF Management to Holding (see Note 3). Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense. Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rate for borrowings under the new revolving credit facility at December 4, 2004 was 6.5% (prime plus 1.5%). Repayment of borrowings under the term loan is $375,000 per quarter beginning on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. Prepayments on the term loan totaling $7.8 million were made during successor third quarter 2005, in addition to the scheduled quarterly payment. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

     Also in conjunction with the sale, the Company issued $125.0 million of 9?% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (see Note 3) and borrowings under our new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PF Management assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 3 and redeeming the Old Notes not tendered.

     Effective December 27, 2004, the interest rate under the Company’s New Notes increased by 0.25% per annum as a result of the Company’s Registration Statement on Form S-4 relating to the exchange of the New Notes (the “S-4”) not being declared effective by the Securities and Exchange Commission (the “SEC”) on or before such date. The delay in effectiveness relates to the Company’s request for confidential treatment of portions of certain material contracts. The interest rate will continue to increase an additional 0.25% per annum at the end of each subsequent 90-day period during which the S-4 has not been declared effective by the SEC, up to a maximum increase of 1.0% per annum. The interest rate will decrease to its original rate upon the S-4 being declared effective.

Seasonality

     Except for sales to school districts, which represent approximately 19% of the Company’s total sales and which decline significantly during summer, late November and December, there is no other significant seasonal variation in the Company’s sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 6, 2004, the Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at December 4, 2004 or March 6, 2004. Certain of the Company’s outstanding nonderivative financial instruments at December 4, 2004 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. In predecessor fiscal 2005 and successor fiscal 2005 combined, beef, pork, chicken and cheese prices increased approximately 12%, 51%, 22% and 18%, respectively, compared to the prices at the fiscal year ended March 6, 2004. The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers.

     The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at December 4, 2004 have not changed materially since March 6, 2004. Of the long-term debt outstanding at December 4, 2004, the $125.0 million of New Notes accrue interest at a fixed interest rate, while the $141.5 million outstanding borrowings under the Term B Loan facility and the revolving credit facility accrue interest at a variable interest rate. At December 4, 2004, there was no outstanding balance under the revolving credit facility. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during fiscal 2005 would have decreased net income for that period by approximately $180,884.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management including the chief executive officer and the principal accounting officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and principal accounting officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fiscal third quarter ended December 4, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On June 30, 2004, Pierre Holding Corp., the indirect parent of the Company (“Holding”), adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding. Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company. At December 4, 2004, options to purchase a total of 127,397 shares of common stock of Holding had been issued to management of the Company and 36,381 were reserved for future issuance. See Note 2 “Stock-Based Compensation” to the consolidated financial statement for further discussion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

10.1    Pierre Holding Corp. 2004 Stock Option Plan dated June 30, 2004

10.2    Form of Option Agreement

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

PIERRE FOODS, INC.

/s/ Norbert E. Woodhams

By: Norbert E. Woodhams
Its: Chief Executive Officer
Dated: January 18, 2005

/s/ Joseph W. Meyers

By: Joseph W. Meyers
Its: Vice President, Finance
Dated: January 18, 2005