Form 10-K
period 2005-03-05
PIERRE FOODS INC
filed 2005-06-03
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 5, 2005

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 0-7277

PIERRE FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-0945643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9990 Princeton Road, Cincinnati, Ohio	45246
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (513) 874-8741

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter (September 3, 2004) was $0.00.

As of April 30, 2005, there were 100,000 Class A Common Shares of the registrant outstanding.

Documents Incorporated by Reference:

None.

ii

Cautionary Statements Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the business, operations, financial results and future prospects of Pierre Foods, Inc. (the “Company”).  Forward-looking statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.  These statements may involve risks and uncertainties related to, among other things:

•                  changes in economic and business conditions in the world;

•                  adverse changes in food costs and availability of supplies or costs of distribution;

•                  the Company’s level of indebtedness;

•                  restrictions imposed by the Company’s debt instruments;

•                  increased competitive activity;

•                  government regulation;

•                  dependence on significant customers;

•                  consolidation of the Company’s customers;

•                  general risks of the food industry, including risk of contamination, mislabeling of food products, a decline in meat consumption and outbreak of disease among cattle, chicken or pigs;

•                  adverse change in the Company’s Cincinnati, Ohio or Claremont, North Carolina facility;

•                  dependence on key personnel; and

•                  potential labor disruptions.

This list of risks and uncertainties is not exhaustive.  Also, new risk factors emerge over time.  It is not possible for the Company to predict all risks and uncertainties, nor can the Company assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements.  Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances.  Such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected.

The Company is not under any duty to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.  All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

iii

PART I

Item  1.  Description of Business

General Development of Business

Pierre Foods, Inc. (the “Company” or “Pierre”) is a manufacturer and marketer of high-quality, differentiated processed food solutions, focusing on formed, pre-cooked protein products and hand-held convenience sandwiches.  The Company’s products include beef, poultry, pork and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips and boneless, barbecued pork rib products.  Pierre markets its pre-cooked protein products to a broad array of customers that includes restaurant chains, schools and other foodservice providers.

The Company’s predecessor was founded as a North Carolina corporation in 1966 to own and operate restaurants. The Company’s food processing business was originally developed to support its restaurants, but grew independently to become its principal business. In recognition of this fact, in May 1998, the Company, then known as “WSMP, Inc.,” changed its name to “Fresh Foods, Inc.” In June 1998, the Company consummated the purchase of substantially all of the business in Cincinnati, Ohio, and a portion of the business in Caryville, Tennessee (collectively, “Pierre Cincinnati”), conducted by the Pierre Foods Division of Hudson Foods, Inc. (“Hudson”), a subsidiary of Tyson Foods, Inc. (“Tyson”). Pierre Cincinnati was a value-added food processor selling principally to the foodservice and packaged foods markets.  In September 1998, the Company implemented a tax-exempt reorganization of its corporate structure. The reorganization established Fresh Foods, Inc. as a holding company, consolidated 32 subsidiaries into 12 subsidiaries and separated the Company’s food processing and restaurant businesses.  In July 1999, the Company sold its ham curing business, and in October 1999, the Company disposed of its restaurant segment.  Subsequent to the disposal of the restaurant segment, Pierre operates solely in the food processing business, its sole segment. In December 1999, the Company implemented another tax-exempt reorganization of its corporate structure to further streamline its operations into one subsidiary. In July 2000, the Company, then known as “Fresh Foods, Inc.,” changed its name to “Pierre Foods, Inc.”

Restructuring.  On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding notes (“Old Notes”), representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and the Trustee thereunder, the Company entered into the Fourth Supplemental Indenture with the Trustee.  Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); granted to the noteholders liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Old Notes at par plus accrued interest on March 31, 2005; provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Old Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions; provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PF Management; Inc., the sole shareholder of the Company (“PFMI”), required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004.

The restrictive covenants limiting compensation payable to certain senior executives of the Company permitted for bonus payments to those executives above the compensation limitations.  The bonus payments were based on the profitability of the Company and cash payments made on the Old Notes.

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PFMI; cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing; $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture.

In this document, unless the context otherwise requires, the term “Company” refers to Pierre Foods, Inc. and its current and former subsidiaries.  As a result of the Acquisition discussed below, on June 30, 2004, the Company’s fiscal year ended March 5, 2005 is comprised of two short periods.  The periods of March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 are referred to as “predecessor fiscal 2005” and “successor fiscal 2005,” respectively.  These two short periods collectively are referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined.”   The Company’s fiscal year ended March 6, 2004 is referred to as “predecessor fiscal 2004” and its fiscal year ended March 1, 2003 is referred to as “predecessor fiscal 2003.”

Acquisition.  On June 30, 2004, Pierre Holding Corp. (“Holding”) acquired 100% of the shares of the Company’s parent, PFMI.  Such acquisition is referred to herein as the “Acquisition”.  In connection with the Acquisition, the following occurred:

•                  The Company merged with Pierre Merger Corp., an affiliate of Madison Dearborn Partners, LLC (“MDP”), with the Company being the surviving corporation following the merger.

•                  The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility.  See Note 7, “Financing Arrangements,” to the Company’s Consolidated Financial Statements.

•                  The Company terminated its few remaining related party transactions (described in Note 16, “Transactions with Related Parties,” to the Consolidated Financial Statements), transferred miscellaneous assets to Messrs. Richardson and Clark, the Company’s former Chairman and Vice Chairman, respectively, including the Company’s airplane, which was distributed to Mr. Richardson.

•                  Pierre Merger Corp. closed a cash tender offer and consent solicitation for the Company’s Old Notes.  Holders of approximately $106.3 million, or approximately 92%, of aggregate principal amount of the Company’s outstanding Old Notes tendered their Old Notes.  The Company, as the surviving corporation of the merger with Pierre Merger Corp., accepted and paid for all Old Notes tendered pursuant to the tender offer.  A redemption notice for the Old Notes not tendered (approximately $8.7 million) was issued on June 30, 2004 and these Old Notes were redeemed on July 20, 2004.

•                  The Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (as described below) and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition and to repay outstanding indebtedness.

•                  The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the Acquisition. The stated term of employment for each executive is one year, but each agreement will renew automatically and continuously year-to-year unless terminated.

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

•                  In addition to the base purchase price, the stock purchase agreement entitled the selling shareholders to earn-out cash payments, which included an additional aggregate amount of $13.0 million in the event that, at the end of any fiscal quarter during the fiscal year ended March 5, 2005, the Company achieved EBITDA (as defined in the stock purchase agreement) for the prior four fiscal quarters then ended of $56.0 million or more.  No portion of the additional amount is payable as of March 5, 2005, as this EBITDA target was not met.

The Acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition. The allocation of the purchase price is as follows:

Current assets	$75,727,665
Plant, property and equipment	57,857,942
Non-current assets	4,283,121
Goodwill	186,535,050
Other intangibles	175,900,000
Debt and other liabilities assumed	(239,899,080)

Net assets acquired	$260,404,698

The Company has obtained outside appraisals of acquired assets and liabilities in successor fiscal 2005. Deferred tax liabilities have been finalized based on the final allocation of the purchase price and the determination of the tax basis of the assets and liabilities acquired.

Narrative Description of the Business

The Company manufactures and markets a wide variety of high-quality, differentiated processed food solutions, focusing on formed, pre-cooked protein products and hand-held convenience sandwiches.  Products primarily consist of specialty beef, poultry, pork and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips and boneless, barbecued pork rib products.  The Company markets its pre-cooked protein products to a broad array of customers that includes restaurant chains, schools and other foodservice providers.

The Company’s product line consists of over 800 stock keeping units (“SKUs”).  Pierre manufactures its pre-cooked proteins, hand-held convenience sandwiches and bakery items in its two manufacturing facilities located in Ohio and North Carolina.  Pierre forms, portions, seasons, cooks and freezes beef, poultry and pork in its facility located in Cincinnati, Ohio.  These frozen products are either shipped to customers or sent to the Company’s sandwich assembly facility in Claremont, North Carolina.  Pierre’s Claremont, North Carolina plant houses high-speed baking and sandwich assembly lines.

The following table sets forth the Company’s net revenue and percent of revenue contributed during the past three fiscal years by its various product channels and classes.  Note that as a result of the Acquisition, the results for predecessor fiscal 2005 and successor fiscal 2005 are combined in the table below in order to provide a more meaningful period-to-period comparison.

	Net Revenues by Source
	Predecessor Fiscal 2005 And Successor Fiscal 2005 Combined		Predecessor Fiscal 2004		Predecessor Fiscal 2003
	(in millions)%		(in millions)%		(in millions)%

Food Processing:
Fully-Cooked Protein Products	$255.3	62.2	$214.7	59.9	$149.3	54.0
Microwaveable Sandwiches	147.3	35.9	136.4	38.0	119.1	43.1
Bakery and Other Products	7.8	1.9	7.5	2.1	7.9	2.9
Total Food Processing:	$410.4	100.0	$358.6	100.0	$276.3	100.0

Significant Customer.  Sales to CKE Restaurants, Inc. (“CKE”) accounted for approximately 25%, 24% and 11% of the Company’s net sales in predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, respectively.  No other customer accounted for 10% or more of net sales during predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003.

Sales, Marketing and New Product Development.  The Company’s team of sales and marketing professionals has significant experience in the Company’s markets for fully-cooked protein products, packaged sandwiches and bakery products.  The sales, marketing and new product development functions are organized predominantly by distribution channel.  In addition to its direct sales force, the Company utilizes a nationwide network of over 122 independent food brokers, all of whom are compensated primarily by payment of sales commissions.

The Company’s marketing strategy includes distributor and consumer promotions, trade promotions, advertising and participation in trade shows and exhibitions.  The Company participates in numerous conferences and is a member of more than 15 industry organizations.  Certain members of the Company’s management serve on the boards of a number of industry organizations, including the American Meat Institute, the American School Food Service Association, the American Commodity Distribution Association and the National Association of Convenience Stores.

The Company is actively involved in all aspects of developing food solutions systems to meet customers’ needs.  The Company’s sales force works directly with customers to define product and menu needs, assess market opportunities and create and implement packaging, merchandising and marketing strategies.  The Company’s ability to develop and implement innovative food solutions is an important aspect of the Company’s success.

The Company employs seven food technologists and a Ph.D. corporate chef in the product and process development department.  Ongoing food production research and development activities include development of new products, improvement of existing products and refinement of food production processes.  These activities resulted in the launch of approximately 239 new SKUs in predecessor fiscal 2005 and successor fiscal 2005 combined.  Approximately 23.5% of the Company’s predecessor fiscal 2005 and successor fiscal 2005 combined net revenues were derived from product SKUs developed during the last two fiscal years.  In predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, the Company spent approximately $1,650,000, $1,286,000 and $1,030,000, respectively, on product development programs.

Raw Materials.  The primary materials used in the Company’s food processing operations include boneless beef, chicken, pork, flour, yeast, seasonings, cheese, breading, soy proteins and packaging supplies.  Meat proteins are generally purchased under seven day payment terms, with the exception of a few that require payment at the time the product is shipped.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Prices for beef, chicken and pork, the Company’s principal protein raw materials, reached historical highs during predecessor fiscal 2005 and successor fiscal 2005. The Company manages such fluctuations through purchase orders, non-cancelable contracts and by passing on such cost increases to customers.

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

Trademarks and Licensing.  The Company markets food products under a variety of brand names, including Pierre™, Fast Choice®, Rib-B-Q®, Hot ‘n’ Ready® and Big AZ®.  The Company regards its trademarks and service marks as having significant value in marketing its food products.  The Company also has proprietary rights, including trade secret and other intellectual property protection, in formulations and processes used to make its products.  In addition, the Company has licenses to produce and sell packaged sandwiches under brands such as Checkers®, Krystal®, Tony Roma’s®, NASCAR®, NASCAR CAFE® and Nathan’s Famous®.  The term of each such license is subject to renewal and satisfaction of sales volume requirements.

Seasonality.  The Company experiences seasonal fluctuations in sales and operating results as a result of sales to school districts, which represent approximately 18% of the Company’s total sales.  Sales to school districts decline significantly during summer, late November and December.

Competition.  The food production business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting the public’s spending habits and other demographic factors.  The Company competes with manufacturers and distributors of value-added meat products and packaged sandwich suppliers.  In sales of its protein products, the Company faces competition from a variety of meat processing companies, including Advance Food Company, Zartic, Inc., Tyson, Gorges/Quick To Fix and from smaller local and regional operations.  The sandwich industry, however, is extremely fragmented, with few large direct competitors but indirect competition in the form of numerous other products.  Our competitors in the sandwich industry include Sara Lee/Jimmy Dean Foods, Bridgford Foods Corp., Deli Express and Landshire.  In sales of biscuit and yeast roll products, we compete with a number of large bakeries in various parts of the country.

Government Regulation.  The food production industry is subject to extensive federal, state and local regulations. The Company’s food processing facilities and food products are subject to frequent inspection by the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”) and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens and sanitation requirements. Many jurisdictions also require that food manufacturers adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation.  In July 1996, the USDA issued strict new policies against contamination by food-borne pathogens and established the Hazard Analysis and Critical Control Points (“HACCP”) system.  The Company is in compliance with all applicable FDA and USDA regulations, including HACCP standards.

In addition, the Company’s operations are governed by laws and regulations relating to workplace health and safety that, among other things, establish noise standards and regulate fire codes and the use of hazardous chemicals in the workplace.  The Company is also subject to numerous federal, state and local environmental laws. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its facilities and the land on which its facilities are or had been situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant.  The Company does not believe that compliance with environmental laws will have a substantial material effect upon the capital expenditures, earnings or competitive position of the Company.

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

Employees.  As of March 5, 2005, the Company employed approximately 1,700 persons.  The Company’s employees are non-unionized.  The Company has experienced no work stoppage attributable to labor disputes, and considers employee relations to be good.

Item  2.  Properties

Principal Offices.  The Company’s main office is located in a facility it owns in Cincinnati, Ohio.  The Company also owns and uses a 23,000 square foot building in Claremont, North Carolina for additional office space.  Prior to the Acquisition on June 30, 2004, the Company also leased 6,000 square feet of executive office space in Hickory, North Carolina from an affiliated party for $116,000 per year at terms no less favorable than those which could be obtained from an unaffiliated third party.  This lease was terminated in conjunction with the Acquisition.

Food Processing Plants.  The Company produces its fully-cooked meat products, packaged sandwiches and specialty bread products at facilities it owns in Cincinnati, Ohio and Claremont, North Carolina. The Cincinnati facility occupies buildings totaling approximately 225,000 square feet, following a 25,000 square foot building expansion during predecessor fiscal 2003.  The Claremont facility occupies buildings totaling approximately 150,000 square feet.

The Company is highly committed to the quality of its products and the safety of its operations.  The Company’s modern equipment allows for a fully automated contaminant removal procedure.  As a result of this procedure, in addition to the continuous raw material inspections that the Company performs, the Company has received the total quality control designation from the USDA since 1987.

The Company believes that its facilities are generally in good condition and that they are suitable for their current uses.  The Company nevertheless engages periodically in construction and other capital improvement projects that the Company believes are necessary to expand and improve the efficiency of its facilities.

Item  3.  Legal Proceedings

Pierre is a party in various lawsuits arising in the ordinary course of business.  Although management cannot predict the outcome of these lawsuits, management believes the disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item  4.  Submission of Matters to a Vote of Security Holders

On January 11, 2005, PFMI, the sole shareholder of Pierre, elected Scott Meader to the Board of Directors of Pierre.  Mr. Meader was elected as the fifth director of the Company.  Messrs. Alexos, Peinado, Selati and Woodhams also continued as directors following Mr. Meader’s election.

PART II

Item  5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and IssuerPurchases of Equity Securities

Since the Company’s going-private transaction on July 26, 2002, the Company has been a wholly-owned subsidiary of PFMI; accordingly, there is no public trading market for the Company’s common stock.  The Company did not declare a cash dividend during predecessor fiscal 2005 and successor fiscal 2005 combined or predecessor fiscal 2004.  The Company’s debt instruments restrict its ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7, “Financing Arrangements,” to the Company’s Consolidated Financial Statements.  Regardless of the scope of such restrictions, the Company’s policy is to reinvest any earnings rather than pay dividends.  The Company has no compensation plans or individual arrangements under which equity securities of the Company are authorized for issuance; however, Holding, the sole stockholder of PFMI, implemented a stock option plan pursuant to which options to purchase shares of common stock of Holding may be issued to officers, employees and consultants of the Company.  See Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements.

No equity securities of the Company were sold by the Company during predecessor fiscal 2005 and successor fiscal 2005 combined.

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

	Successor	Predecessor
	Fiscal 2005	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
		(dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues, net	$294,867	$115,549	$358,549	$276,339	$243,278	$203,475
Cost of goods sold	217,323	87,025	254,235	184,092	160,781	133,385
Selling, general and administrative	39,826	26,447	79,982	71,352	62,399	55,752
Net loss on disposition of property, plant and equipment	5	340	11	89	84	27
Depreciation and amortization	23,170	1,545	4,605	4,125	6,438	6,238
Operating income	14,543	192	19,716	16,681	13,576	8,073
Interest expense	(19,493)	(6,538)	(16,979)	(14,228)	(13,206)	(13,334)
Other income, net	24	2	—	447	364	281
Income tax benefit (provision)	597	2,080	(1,303)	(1,122)	(733)	767
Income (loss) from continuing operations	(4,329)	(4,264)	1,434	1,778	1	(4,213)
Extraordinary item (1)	—	—	—	—	—	(455)
Cumulative effect of accounting change (2)	—	—	—	(18,605)	—	—
Net income (loss)	$(4,329)	$(4,264)	$1,434	$(16,827)	$1	$(4,668)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Income (loss) from continuing operations	$(43.29)	$(42.64)	$14.34	$17.78	$0.01	$(42.13)
Extraordinary item	—	—	—	—	—	(4.55)
Cumulative effect of accounting change	—	—	—	(186.05)	—	—
Net income (loss)	$(43.29)	$(42.64)	$14.34	$(168.27)	$0.01	$(46.68)

OTHER DATA:
Capital expenditures	$3,677	$2,084	$10,041	$16,216	$5,994	$2,764

BALANCE SHEET DATA:
Working capital	$62,662	n/a	$46,110	$40,716	$37,061	$35,890
Total assets	496,588	n/a	175,771	168,781	169,821	160,308
Total debt	263,580	n/a	143,694	136,348	121,231	115,165
Shareholders’ equity	146,023	n/a	6,621	8,998	27,207	26,867

(1)          Reflects an extraordinary loss from early extinguishment of debt in the amount of $455 in predecessor fiscal 2001.

(2)          Reflects a loss due to cumulative effect of accounting change in the amount of $18,605 in predecessor fiscal 2003.

See Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations for successor fiscal 2005, predecessor fiscal 2005, predecessor fiscal 2004 and predecessor fiscal 2003.  Successor fiscal 2005 and predecessor fiscal 2005 collectively are referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined.” This section should be read in conjunction with the Company’s Consolidated Financial Statements and considered with “Risk Factors” discussed in Item 7A below, “Quantitative and Qualitative Disclosures About Market Risk” and “Cautionary Statements Regarding Forward Looking Statements,” which precedes Part I, Item 1 above.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.  The results for predecessor fiscal 2005 and successor fiscal 2005 combined contain 52 weeks.  The results for predecessor fiscal 2004 contain 53 weeks.  The results for predecessor fiscal 2003 contain 52 weeks.

Results of Operations

Results for successor fiscal 2005, predecessor fiscal 2005, predecessor fiscal 2004 and predecessor fiscal 2003 are shown below:

	Successor	Predecessor
	Fiscal 2005	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(in millions)	(in millions)	(in millions)	(in millions)

Revenues, net	$294.9	$115.5	$358.6	$276.3
Cost of goods sold	217.3	87.0	254.2	184.1
Selling, general and administrative	39.8	26.4	80.0	71.3
Net loss on disposition of property, plant and Equipment	—	0.4	0.1	0.1
Depreciation and amortization	23.2	1.5	4.6	4.1
Operating income	14.6	0.2	19.7	16.7
Interest and other expense, net	(19.5)	(6.5)	(17.0)	(13.8)
Income (loss) before income tax, and cumulative effect of accounting change	(4.9)	(6.3)	2.7	2.9
Income tax benefit (provision)	0.6	2.0	(1.3)	(1.1)
Income (loss) before cumulative effect of accounting change	(4.3)	(4.3)	1.4	1.8
Cumulative effect of accounting change	—	—	—	(18.6)
Net income (loss)	$(4.3)	$(4.3)	$1.4	$(16.8)

Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined Compared to Predecessor Fiscal 2004

As a result of the Acquisition as described in Note 1, “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements and elsewhere in this report, the following results of operations comparisons demonstrate a significant difference between compared periods.  The Acquisition on June 30, 2004 was accounted for under the purchase method of accounting resulting in an increase in the basis of our assets.  Due to the change in basis, our results of operations and those of our predecessor are not considered comparable.  Our results of operations include amortization related to the identifiable intangible assets and interest expense related to the borrowings incurred in connection with the Acquisition.  For the purpose of comparing comparable time periods the results for predecessor fiscal 2005 and successor fiscal 2005 are combined in the discussion below in order to provide a more meaningful period-to-period comparison.

Revenues net.  Net revenues increased by $51.9 million, or 14.5%.  The increase in net revenues was the result of increases in sales across most of the Company’s end-market segments, including the substantial development of national business with existing customers and the advent of business with a new customer, in addition to net revenue of approximately $6.4 million due to net price increases to customers, offset by additional revenues of $7.9 million in the prior year due to predecessor fiscal 2004 being a 53 week year, compared to the 52 week period in predecessor fiscal 2005 and successor fiscal 2005 combined.  Included in predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004 are non-recurring revenues of $8,604 and $104,127, respectively, related to Compass Outfitters, LLC.  These revenues will not be present in future periods due to Compass Outfitters, LLC being retained by the selling shareholders following the Acquisition.

Cost of goods sold.  Cost of goods sold increased by $50.1 million in predecessor fiscal 2005 and successor fiscal 2005 combined compared to predecessor fiscal 2004, or 19.7%. As a percentage of revenues, cost of goods sold increased from 70.9% to 74.2%. This increase was primarily due to increased raw material prices ($13.9 million), the impact of a $2.0 million purchase accounting adjustment on beginning inventory (as a result of the Acquisition) and start-up costs of $3.1 million related to the development of new lower margin, high volume national accounts business. In predecessor fiscal 2005 and successor fiscal 2005 combined, beef, pork, chicken and cheese prices increased approximately 7.3%, 49.4%, 22.5% and 25.0%, respectively, compared to predecessor fiscal 2004. These increases were partially offset by price increases passed on to customers, as noted above, and the elimination of commissions as a result of the termination of the Company’s purchasing agreement with PF Purchasing. Commissions paid to PF Purchasing totaled $5.3 million during predecessor fiscal 2004. This affiliate relationship was terminated in conjunction with the Restructuring.

Selling, general and administrative.  Selling, general and administrative expenses decreased by $13.7 million, or 17.1%. As a percentage of revenues, selling, general and administrative expenses decreased from 22.3% to 16.1%. This decrease was primarily due to the elimination of PF Distribution fees of $11.6 million and a decrease in former affiliate expenses offset, in part, by expenses associated with the Acquisition that are not expected to repeat in future periods. Expenses associated with the previous shareholders in predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004 that are not expected to be incurred in the future include the following:

	Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined	Predecessor Fiscal 2004
	(dollars in millions)
Distribution expenses (a)	$—	$11.6
House lease(b)	—	0.1
Compensation expense (c)	1.2	2.8
Travel and entertainment (d)	1.0	2.0
Office expense(e)	0.2	0.6
Aircraft expense (f)	0.8	1.5
Compass Outfitters (g)	0.1	0.7
Professional fees (h)	2.6	2.4
Previous shareholders’ other expenses (i)	0.7	1.1
Previous shareholders’ transaction fees (j)	1.0	—
Consulting services (k)	0.8	—
Endorsement termination (l)	0.3	—
Other (m)	0.1	—
Total	$8.8	$22.8

Distribution expenses (a) incurred under related party agreements that were terminated in March 2004 as part of the Restructuring.  The house lease (b) relates to rent expense, maintenance and other occupancy costs paid to related parties pursuant to a lease that was terminated in connection with the Restructuring. Compensation expense (c) relates to personnel who were terminated in connection with the Acquisition and will not be replaced. Travel and entertainment (d) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the Acquisition. Office expense (e) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the Acquisition. Aircraft expense (f) relates to the leasing of an aircraft owned by Columbia Hill Aviation, LLC which was formerly a subsidiary of PFMI, which was retained by the selling shareholders. Compass Outfitters (g) relates to expenses incurred in connection with an asset that was retained by the selling shareholders. The professional fees (h) primarily are related to the Restructuring and to the Acquisition. The previous shareholders’ other expenses (i) relate to outside board of director fees, community relations, and contributions made to the former owners alma mater. The previous shareholders’ transaction fees (j) include legal, accounting, and tax consulting fees related to the Acquisition. The consulting services (k) consist of the fee paid to the selling shareholders’ adviser for his role in the Acquisition. The endorsement termination (l) relates to the termination of the contract between the Company and Crawford Race Cars, LLC. Other (m) includes employee travel and other expenses incurred as a result of the debt placement for the Acquisition.

Operational selling, general, and administrative expenses in total remained constant for the two year-to-date periods due to the increase in distribution costs of $2.4 million being offset by a decrease in bonus payments of $2.1 million and efficiencies related to increased national account business.  Included in successor fiscal 2005 is a non-cash compensation charge of $0.3 million related to the Holding deferred compensation arrangement for management following the Acquisition.

Depreciation and Amortization.  Depreciation and amortization expense increased by $20.1 million.  The increase is due primarily to amortization of intangible assets and additional depreciation expense related to a step-up in the value of fixed assets due to purchase accounting, both occurring in successor fiscal 2005 as a result of the Acquisition.

Loss on Disposal of Assets.  Loss on disposal of assets increased by $0.3 million.  The increase is due to the recording of losses related to affiliate companies as a consequence of the Restructuring.

Other Expense.  Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on a revolving loan, both of which exist as a result of the Acquisition. Other expense increased by $9.0 million, or 53.2%.  This increase was primarily due to expenses as a result of the Acquisition, including $4.3 million for the write-off of deferred loan origination fees, $0.6 million for the repayment of the Old Notes and $0.5 million for the repayment of our former revolving credit facility combined with the increased debt and borrowings under our new revolving credit facility.  See “Liquidity and Capital Resources” below.

Income taxes.  The effective tax rate for predecessor fiscal 2005 and successor fiscal 2005 combined was 23.8%, compared to 47.6% for predecessor fiscal 2004.  The decrease in the effective tax rate is primarily due to a change in the tax rated used to provide for deferred taxes.

Predecessor Fiscal 2004 Compared to Predecessor Fiscal 2003

Revenues, net.    Net revenues increased by $82.2 million, or 29.7%.  The increase in net revenues was primarily due to the substantial development of national business with an existing customer, increased retail business with an existing customer, short term co-packing operations and an increase in sales of existing product lines.  Among our six end markets, our national accounts had the greatest increase in demand. Revenues in predecessor fiscal 2004 included $0.1 million of revenues from Compass Outfitters, which was retained by the selling shareholders following the Acquisition.

Cost of goods sold.    Cost of goods sold increased by $70.1 million, or 38.1%.  As a percentage of net revenues, cost of goods sold increased from 66.6% to 70.9%. This increase primarily was due to a change in product mix to lower margin products and increased raw material prices (particularly beef prices), offset by allocating fixed costs over increased production as a result of the Cincinnati plant expansion.  In predecessor fiscal 2004, beef, chicken and pork prices increased by approximately 13%, 2% and 32%, respectively, compared to predecessor fiscal 2003. Cost of goods sold included $5.3 million and $4.1 million of commissions paid to PF Purchasing in predecessor fiscal 2004 and predecessor fiscal 2003, respectively.  The payment of these commissions was terminated in the Restructuring.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $8.6 million, or 12.1%, primarily due to an increase in distribution expense on higher product volumes and increased marketing costs.  As a percentage of net revenues, selling, general and administrative expenses decreased from 25.8% to 22.3%.  Selling, general and administrative expenses included $22.8 million and $15.6 million in predecessor fiscal 2004 and predecessor fiscal 2003, respectively, of expenses that will not be paid following the Acquisition, including (1) distribution expenses paid to PF Distribution in excess of the cost of such services of $11.6 million and $2.9 million, respectively, (2) rent expense, maintenance and other occupancy costs under a lease that was terminated of $144,000 and $48,000, respectively, (3) compensation expense paid to personnel terminated in connection with the Acquisition of $2.8 million and $6.1 million, respectively, (4) travel and entertainment expenses incurred by personnel terminated in connection with the Acquisition of $2.0 million and $1.6 million, respectively, (5) expenses of leasing of an aircraft retained by the selling shareholders following the Acquisition of $1.5 million and $1.0 million, respectively, (6) expenses of $0.6 million and $0.4 million, respectively, associated with the lease of an office building from a related party that was terminated in connection with the Acquisition, and (7) losses of Compass Outfitters, which was retained by the selling shareholders following the Acquisition.

Depreciation and amortization.    Depreciation and amortization increased by $0.5 million, or 11.6%, primarily due to the full-year impact in predecessor fiscal 2004 of the Cincinnati plant expansion in predecessor fiscal 2003.  As a percentage of net revenues, depreciation and amortization decreased from 1.5% to 1.3%.

Interest expense and other income, net.    The primary component of interest expense and other income, net for predecessor fiscal 2004 and predecessor fiscal 2003 was interest expense.  Interest expense consists primarily of interest on fixed and variable rate long-term debt, in addition to expense incurred due to the early extinguishment of our $50.0 million revolving credit loan in predecessor fiscal 2004.  Interest expense and other income, net increased by $3.2 million or 23.2% in predecessor fiscal 2004 due to increased borrowings under our revolving credit facility and due to the write-off of loan commitment fees and a prepayment penalty associated with the change in credit facilities and early extinguishment of that credit facility, both of which were charged to interest expense.  See “Liquidity and Capital Resources” below.

Income tax provision.    The effective tax rate for predecessor fiscal 2004 was 47.6% compared to 38.7% for predecessor fiscal 2003.  The increase in the effective tax rate is primarily due to an increase in state tax expense of 3.4% and a decrease in the benefit realized from Columbia Hill Aviation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes.  Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates.  Such differences could be material to the financial statements.

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

Revenue Recognition.  Revenue from sales of food processing products is recorded at the time title transfers.  Standard shipping terms are FOB destination, therefore, title passes at the time the product is delivered to the customer.  Revenue is recognized as the net amount to be received after deductions for estimated discounts, product returns and other allowances.  These estimates are based on historical trends and expected future payments (see also Promotions below).

Goodwill and Other Intangible Assets.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. (“SFAS”) 142, “Goodwill and Other Intangible Assets,” which was effective for the beginning of predecessor fiscal 2003.  As prescribed under SFAS 142, the Company tested goodwill for impairment during predecessor fiscal 2003 using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the entity with its net asset value (or carrying amount), including goodwill.  If the fair value of the entity exceeds its net asset value, goodwill of the entity is considered not impaired and the second step of the goodwill impairment test is not needed.  If the net asset value of the entity exceeds the fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the entity’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the entity’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Subsequent to recognizing an impairment loss, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Reversal of a previously recognized impairment loss is prohibited.

During predecessor fiscal 2003, upon adoption of SFAS 142, the Company utilized a valuation technique based on market values of publicly-traded equity, as adjusted, plus publicly-owned subordinated notes, which were determined in conjunction with the management buyout in predecessor fiscal 2003.  See Note 1, “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements.  The Company’s analysis showed that the carrying value of the goodwill exceeded its fair value, requiring the Company to determine the implied fair value of its goodwill.  Upon completion of that analysis, management determined that the entire net carrying value of its goodwill was impaired.  The carrying amount, $29.0 million, net of the related effect on income taxes, $10.4 million, was written-off by the Company and reported as the Cumulative Effect of an Accounting Change, net of income taxes in the statement of operations.  See Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for further discussion.

In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes of the Company’s goodwill and other intangibles. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements and certain trade names and trademarks.

In accordance with SFAS 142—Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  As of March 5, 2005, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review.  There were not any impairment charges as a result of this review.

The Company’s amortizable intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets.  The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

Promotions.  Promotional expenses associated with rebates, marketing promotions and special pricing arrangements are recorded as a reduction of revenues or selling expense at the time the sale is recorded.  Certain of these expenses are estimated based on historical trends, expected future payments to be made under these programs and expected future customer deductions to be taken under these programs.  The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s liability under the programs.

Concentration of Credit Risk and Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers.  Sales to the Company’s largest customer were approximately 25%, 24% and 11% of revenues for predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, respectively.  Accounts receivable at March 5, 2005 and March 6, 2004 included receivables from the Company’s largest customer totaling $3.7 million and $2.8 million, respectively.

Stock-Based Compensation.  The Company treats the options to purchase shares of common stock of Holding issued to employees of the Company (“Options”) as stock-based compensation for employees of the Company.  As permitted under GAAP, the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense has been recognized for the stock option plan in the Company’s consolidated statements of operations.

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

In November 2004, FASB issued SFAS  151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS 151, effective March 5, 2006 for its fiscal 2007 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS 151 will not have a material impact on the Company’s Consolidated Financial Statements.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $12.9 million, $0.4 million, $3.3 million and $0.04 million for successor fiscal 2005, predecessor fiscal 2005, predecessor fiscal 2004 and predecessor fiscal 2003, respectively.

The primary components of net cash provided by operating activities for successor fiscal 2005 were: (1) depreciation and amortization, including amortization of deferred loan origination fees totaling, $24.2 million; (2) an increase in deferred income taxes of $0.4 million; (3) the write-off of deferred loan origination fees of $4.3 million; (4) an increase in trade accounts payable and other accrued liabilities of $0.9 million and (5) a decrease in inventory of $0.5 million; offset by (6) an increase in accounts receivable of $9.6 million and (7) an increase in refundable income taxes, prepaid expenses and other current assets of $3.6 million.

The primary components of net cash provided by operating activities for predecessor fiscal 2005 were: (1) a decrease in accounts receivable of $5.7 million; (2) depreciation and amortization, including amortization of deferred loan origination fees, totaling $2.3 million and (3) an increase in trade accounts payable and other accrued liabilities of $2.2 million and (4) a decrease in refundable income taxes, prepaid expenses and other current assets of $0.9 million offset; by (5) an increase in inventory of $4.9 million and (6) an increase in deferred income taxes of $2.1 million.

The primary components of net cash provided by operating activities for predecessor fiscal 2004 were: (1) depreciation and amortization, including amortization of deferred loan origination fees, totaling $5.4 million; (2) a decrease in deferred income taxes of $1.3 million; (3) an increase in trade accounts payable and other accrued liabilities of $2.4 million and (4) the write-off of deferred loan origination fees of $1.2 million; offset by (5) an increase in inventories of $6.4 million and (6) an increase in receivables of $2.0 million.

The primary components of net cash provided by operating activities for predecessor fiscal 2003 were: (1) depreciation and amortization totaling $4.9 million; (2) an increase in inventories of $8.7 million; offset by (3) an increase in trade accounts payable and other accrued liabilities of $4.9 million; (4) an increase in accounts receivable of $2.2 million and (5) an increase in refundable income taxes, prepaid expenses and other assets of $1.7 million.

Net Cash Used in Investing Activities.  Net cash used in investing activities for successor fiscal 2005, predecessor fiscal 2005, predecessor fiscal 2004 and predecessor fiscal 2003 was $3.7 million, $2.1 million, $9.8 million and $16.1 million, respectively.  The primary components for both successor fiscal 2005 and predecessor fiscal 2005 were routine capital expenditures.  The primary components for predecessor fiscal 2004 were routine capital expenditures and a significant plant expansion totaling $10.0 million.  The primary components for predecessor fiscal 2003 were routine capital expenditures and a significant plant expansion totaling $16.2 million.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities was $11.3 million for successor fiscal 2005.  The primary components were:  (1) the payoff of the Old Notes of $115.0 million; (2) a return of capital to parent of $100.1 million; (3) the repayment of debt in conjunction with the Acquisition of $29.0 million; (4) net repayment of the revolving credit agreement of $17.7 million; (5) principal payments on long-term debt of $16.2 million and (6) loan origination fees of $10.0 million; offset by (7) borrowings under the new term loan of $150.0 million; (8) issuance of New Notes of $125.0 million; (9) the termination of a certificate of deposit for $1.3 million and (10) a contribution from parent totaling $0.4 million.

Net cash provided by financing activities for predecessor fiscal 2005, predecessor fiscal 2004 and predecessor fiscal 2003 was $3.7 million, $6.4 million and $11.8 million, respectively.  The primary components for predecessor fiscal 2005 were: (1) net borrowings under the revolving credit agreement with former lender of $7.7 million; offset by (2) loan origination fees incurred in the amount of $3.4 million and (3) principal payments on long-term debt in the amount of $0.7 million.  The primary components for predecessor fiscal 2004 were: (1) borrowings under the equipment term loan subline and the real estate term loan subline of $5.0 million each, offset by (2) the net repayment of revolving credit agreement of $1.8 million; (3) principal payments on long-term debt of $0.8 million and (4) loan origination fees of $0.7 million.  The primary components for predecessor fiscal 2003 were: (1) borrowing under the revolving credit facility of $15.1 million; offset by (2) loan origination fees of $1.6 million; (3) special purpose entity distributions of $1.4 and (4) principal payments on long-term debt of $0.3 million.

On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. See Note 1, “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements. Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; cancelled the $1.0 million related party note receivable from its former principal shareholders; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing and $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. The Company assumed $15.3 million of subordinated debt of PFMI, the sole shareholder of the Company, in connection with the execution of the Fourth Supplemental Indenture and cancelled the $1.0 million related party note receivable against the debt assumed from PFMI.

On June 30, 2004, the shareholders of PFMI closed the Acquisition (see Note 1, “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements).  Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility.  Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.  Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rate for borrowings under the new revolving credit facility at March 5, 2005 was 7.5% (prime plus 1.75%).  Repayment of borrowings under the term loan is $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  In addition to the scheduled quarterly payment, prepayments on the term loan totaling $12.4 million were made during successor fiscal 2005.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

Also in conjunction with the Acquisition, the Company issued the New Notes. The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PFMI assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 1, “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements, and redeeming the Old Notes not tendered.

As of March 5, 2005, the Company had no cash and cash equivalents on hand, outstanding borrowings under its revolving credit facility of $0.8 million and borrowing availability of approximately $34.7 million.  Also as of March 5, 2005, the Company had borrowings under its term loan of $136.5 million and $125.0 million of the New Notes outstanding.  As of March 6, 2004, the Company had $0.2 million in cash and cash equivalents on hand, had outstanding borrowings under its former revolving credit facility of $13.3 million and borrowing availability of approximately $12.9 million.  Also, as of March 6, 2004, the Company had borrowings under the former real estate subline and the former equipment subline of $4.7 million and $4.6 million, respectively.

The Company has budgeted approximately $14.5 million for capital expenditures in fiscal 2006.  These expenditures include a provision for capacity expansion, system upgrades and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its new $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

If the Company continues its historical revenue growth trend as expected, then the Company will be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand.  Management believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources.  The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments.  Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

Significant assumptions underlie the belief that the Company anticipates that its fiscal 2006 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its new $40 million revolving credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant capital requirements of the Company.

Commercial Commitments, Contingencies and Contractual Obligations

The Company provided a letter of credit in the amount of $4.5 million, $3.5 million and $1.5 million in predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, respectively, to its insurance carrier for the underwriting of certain performance bonds.  The current letter of credit expires in fiscal 2006.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims.  Letters of credit for these claims totaled $110,000 in predecessor fiscal 2005 and successor fiscal 2005 combined and $75,000 in both predecessor fiscal 2004 and predecessor fiscal 2003.  In addition, the Company provides secured letters of credit to a limited number of suppliers.  The Company had no letters of credit for suppliers in predecessor fiscal 2005 and successor fiscal 2005 combined.  Letters of credit for suppliers totaled $250,000 in both predecessor fiscal 2004 and predecessor fiscal 2003.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

The following tables summarize our contractual obligations and commitments as of March 5, 2005.

	Commitments by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Letters of credit	$4,560,000	$4,560,000	$—	$—	$—
Purchase commitments for capital projects	1,612,500	1,612,500	—	—	—
Purchase commitments for electricity	2,474,640	2,474,640	—	—	—
Purchase commitments for raw materials	1,187,277	1,187,277	—	—	—
Purchase commitments for natural gas	605,473	605,473	—	—	—
Total	$10,439,890	$10,439,890	$—	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Long-term debt	$262,290,000	$—	$—	$790,000	$261,500,000
Capital lease obligations	1,290,371	421,713	419,464	343,028	106,166
Operating lease obligations	7,198,427	3,454,557	3,654,647	69,783	19,440
Total	$270,778,798	$3,876,270	$4,074,111	$1,202,811	$261,625,606

In conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement which contains certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforward (“NOL”) with respect to periods before the Acquisition, and attributable to expenses relating to the Acquisition, will be for the benefit of the selling shareholders.  Accordingly, the Company will pay to the selling shareholders the amount of any tax benefit attributable to such NOL, except that the first $4 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement.  The Company has recorded a net long-term liability to the former shareholders totaling $10,190,051 as of March 5, 2005 for the estimated obligations under the tax sharing agreement.  This amount is excluded from the table above due to the uncertainty of when such utilization of the NOL will occur.

See Note 14, “Commitments and Contingencies,” to the Consolidated Financial Statements for further discussion.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for predecessor fiscal 2005 and successor fiscal 2005 combined,  predecessor fiscal 2004 or predecessor fiscal 2003.  In addition, the Company does not expect inflation to have a material impact on its results of operations for successor fiscal 2006.  However, the Company experienced significant raw material price increases in predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004; see Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk.”

 Item  7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices.  Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 5, 2005, March 6, 2004 or March 1, 2003.  Certain of the Company’s outstanding nonderivative financial instruments at March 5, 2005 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.  There was no significant change in market risk from predecessor fiscal 2004 to predecessor fiscal 2005 and successor fiscal 2005 combined.

Interest Rate Risk.  The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate.  The risks associated with long-term debt at March 5, 2005 have not changed materially since March 6, 2004.  Of the long-term debt outstanding at March 5, 2005, the $125.0 million of New Notes and the $1.3 million of capital leases accrue interest at fixed interest rates, while the $136.5 million outstanding borrowings under the Term B Loan facility and the revolving credit facility accrue interest at a variable interest rate.  At March 5, 2005, the Company had outstanding borrowings under the revolving credit facility of $0.8 million.   A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during predecessor fiscal 2005 and successor fiscal 2005 combined would have increased net loss for that period by approximately $269,000.

The following table summarizes the Company’s market risks associated with long-term debt outstanding at March 5, 2005.  The table presents principal cash outflows and related interest rates by maturity date.

	March 5, 2005 Expected Maturities in Fiscal Years Long-Term Debt
	Variable Rate Long-Term Debt	Fixed Rate Long-Term Debt	Weighted Average Interest Rate
2006	$—	$421,713	8.02%
2007	—	229,171	8.28%
2008	—	190,293	8.37%
2009	—	167,576	8.41%
Thereafter	137,290,000	125,281,618	8.41%
Total	$137,290,000	$126,290,371	7.67%

Fair Value	$137,290,000	$133,165,371	7.67%

Foreign Exchange Rate Risk.  The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada.  The Company does not believe the foreign exchange rate risk on Canadian sales is material.  However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency.  At March 5, 2005 and March 6, 2004, all trade receivables were denominated in US dollars.

Commodity Price Risk   Certain raw materials used in food processing operations are susceptible to commodity price changes.  Increases in the prices of certain commodity products could result in higher overall production costs.  The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins and packaging supplies.  Prices for many of these raw materials are at historical highs.  During predecessor fiscal 2005 and successor fiscal 2005 combined, the weighted average prices the Company paid for beef, chicken, pork and cheese increased by approximately 15.5%, 11.7%, 53.1% and 18.9%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of predecessor fiscal 2004.  The Company manages commodity pricing risks through purchase orders, non-cancelable contracts and, to the extent they can, by passing on such cost increases to customers.  At March 5, 2005, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company’s current positions with respect to such pricing exposures.

Fair Value of Financial Instruments.  The Company’s nonderivative financial instruments consist primarily of cash and cash equivalents, trade and note receivables, trade payables and long-term debt.  The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques.  Considerable judgment is required, however, to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  See further discussion in Note 12, “Disclosures About Fair Values of Financial Instruments,” to the Consolidated Financial Statements.

Item  8.  Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements required by this Item are on pages F-1 through F-31 of this Report.

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s President and Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are designed to ensure that information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There have been no changes in the Company’s internal controls over financial reporting during the Company’s fiscal fourth quarter ended March 5, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item  9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

ROBIN P. SELATI, DIRECTOR, age 39, became a director in June 2004 upon completion of the Acquisition.  Prior to co-founding MDP in 1993, Mr. Selati was with Alex, Brown & Sons Incorporated.  Mr. Selati currently serves on the Board of Directors of Beverages & More, Inc., Carrols Holdings Corporation, Cinemark, Inc., Family Christian Stores, Inc., NWL Holdings, Inc., Peter Piper, Inc., Ruth’s Chris Steak House, Inc. and Tuesday Morning Corporation.

NICHOLAS W. ALEXOS, DIRECTOR, age 41, became a director in June 2004 upon completion of the Acquisition.  Prior to co-founding MDP in 1993, Mr. Alexos was with First Chicago Venture Capital for four years.  Mr. Alexos serves on the Board of Directors of Milnot Holding Company, National Mentor, Inc. and Team Health Holdings, LLC.

GEORGE A. PEINADO, DIRECTOR, age 35, became a director in June 2004 upon completion of the Acquisition.  Mr. Peinado currently serves as a Director of MDP and has been employed by the firm since January 2004.  Prior to that, beginning in 1997, Mr. Peinado was with Donaldson, Lufkin & Jenrette and DLJ Merchant Banking Partners.

SCOTT W. MEADER, DIRECTOR, age 43, became a director in October 2004.  Mr. Meader is currently the President and Chief Executive Officer of Milnot Holding Corp., having served in that position since 1997.  Prior to Milnot Holding Corp., Mr. Meader held various positions with Burns Philps Foods PLC, Pet Incorporated, A.T. Kearney and Quaker Oats Co.

NORBERT E. WOODHAMS, PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR AND CHAIRMAN OF THE BOARD, age 59, became the Company’s President and Chief Executive Officer in December 1999 and became a director in June 2004 upon completion of the Acquisition.  He was elected as Chairman of the Board of the Company effective January 11, 2005.  Immediately prior to his election to those offices, Mr. Woodhams was President of Pierre Foods, LLC, the Company’s former operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998.  From 1994 to 1998, he served as President of Hudson Specialty Foods, a food processing division of Hudson Foods, Inc.  Upon the acquisition of Hudson by Tyson Foods in January 1998, Mr. Woodhams became President of Pierre.  Mr. Woodhams served as a director from 1998 to September 2002.

ROBERT C. NAYLOR, SENIOR VICE PRESIDENT OF SALES, MARKETING AND NEW PRODUCT DEVELOPMENT, age 53, became the Company’s Senior Vice President of Sales, Marketing and New Product Development in December 1999.  Immediately prior, he was Senior Vice President of Sales of Pierre Foods, LLC, the Company’s fomer operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998.  From 1978 to 1998, he served in various sales positions for Pierre Cincinnati, including Vice President of Sales.

JOSEPH W. MEYERS, VICE PRESIDENT, FINANCE, age 38, has served as the Company’s Vice President, Finance since February 2003 and has held various accounting and finance positions with the Company since 1996.  Prior to this, Mr. Meyers held the position of General Accounting Manager at OhSe Foods, Lunch Meat Division of Hudson Foods in Topeka, Kansas from 1991 through 1996.  In 1996, OhSe Foods divested into Hudson Foods.  Prior to joining Hudson Foods, Mr. Meyers held the position as staff accountant at PGT Trucking Inc. in Monaca, Pennsylvania.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Nicholas W. Alexos is an “audit committee financial expert” as defined in Item 401(b) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”); however Mr. Alexos is not considered “independent” as that term is defined under the applicable SEC rules.  Mr. Alexos is a Managing Director of Madison Dearborn Partners, LLC, the general partner of Madison Dearborn Partners IV, L.P., which is the general partner of Madison Dearborn Capital Partners IV, L.P., which holds approximately 96% of the issued and outstanding capital stock of Holding.

Code of Ethics

The Board of Directors has not yet adopted a Code of Ethics. The Company is in the process of developing an appropriate Code of Ethics and when this process is complete, will made a copy of the Code available to the public.

Item  11.  Executive Compensation

Summary Compensation Table

The following information presents compensation information for services to the Company, for the fiscal years indicated, for its Chief Executive Officer and the Company’s other most highly compensated Executive Officer and two former Executive Officers of the Company (collectively, the “Named Executive Officers”).

				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Number of Shares Underlying Options		All Other Compensation

Norbert E. Woodhams	2005	$367,019	$78,591	53,228	(2)	$75,207	(3)
President and Chief	2004	356,731	518,213	—		9,200	(6)
Executive Officer	2003	350,000	678,563	—		3,200	(6)

Robert C. Naylor	2005	$240,423	$41,971	32,756	(2)	$76,347	(4)
Senior Vice President of	2004	224,231	314,592	—		8,000	(6)
Sales, Marketing and New Product Development	2003	220,000	427,140	—		1,040	(6)

James C. Richardson, Jr. (1)	2005	$319,486		—		—
	2004	1,020,046	—	—		$188,652	(5)
	2003	1,000,800	$1,615,000	—		276,947	(5)

David R. Clark (1)	2005	$319,486	—	—		$1,683	(6)
	2004	1,020,046	—	—		5,500	(6)
	2003	1,000,800	$1,750,000	—		3,200	(6)

(1)  Following the Acquisition, Messrs. Richardson and Clark, the former Chairman and Vice Chairman of the Company, respectively, are no longer employed by the Company.

(2)  Represents shares of Holding awarded under the 2004 Stock Option Plan.  See “Stock-Based Compensation” below.

(3)  Represents $3,878 in contributions made by the Company to the Company’s 401(k) plan and $71,329 in life insurance premiums.

(4)  Represents $5,018 in contributions made by the Company to the Company’s 401(k) plan and $71,329 in life insurance premiums.

(5)  Represents the value of life insurance premiums.

(6)  Represents matching contributions made by the Company to the Company’s 401(k) plan.

Stock-Based Compensation

Following the consummation of the Acquisition, Holding’s board of directors and stockholders adopted the 2004 Stock Option Plan (the “Option Plan”), pursuant to which a pool of approximately 10% of Holding’s common stock, or 163,778 shares, are reserved for issuance to management, employees and consultants of the Company in order to provide incentives to such persons.  In the event that any participant in the Option Plan ceases to be employed by Holding or its subsidiaries, Holding may repurchase such participant’s option shares at fair market value (whether held by the participant or one or more of his transferees).  If for any reason, Holding does not elect to purchase all of such option shares, MDP and certain of its affiliates will be entitled to do so.  In addition, subject to certain exceptions, any shares issued pursuant to the Option Plan will be subject to the stockholders agreement, which grants Holding certain rights of first refusal in connection with certain transfers of such shares.  Upon a sale of Holding to an independent third party, Holding’s board of directors, in its sole discretion, may permit the acceleration of the vesting of the options of participants in the Option Plan.  Should any participant’s employment with Holding or its subsidiaries terminate prior to the vesting of options issued to such participant, any unvested options expire and are forfeited by the participant.

The following table sets forth certain information regarding options granted in successor fiscal 2005 under the Option Plan to named executive officers who participated therein.

Individual Grants(a)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	No. of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2005	Exercise Price Per Share	Expiration Date	5%	10%

Norbert E. Woodhams	53,228	41.8%	$10.00	6/30/14	$293,458	$848,317

Robert C. Naylor	32,756	25.7%	$10.00	6/30/14	$275,810	$522,046

(a)                                  In general, 40% of the option vests daily over five years from the date of grant and 60% vests over seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

Aggregated Option Exercises In Last Fiscal Year and Year-End Values

The following table sets forth, for each of the Named Executive Officers, aggregated information concerning options to purchase shares of common stock of Holding granted to each and the value of outstanding options to purchase shares of common stock of Holding at March 5, 2005.  No stock appreciation rights were outstanding at March 5, 2005.  No options were exercised by Named Executive Officers in fiscal 2005.

	Number of Securities Underlying Unexercised Options At March 5, 2005		Value of Unexercised In-the-Money Options At March 5, 2005 (a)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Norbert E. Woodhams	2,890	50,338	$28,900	$503,380

Robert C. Naylor	1,778	30,978	$17,780	$309,780

(a)  There is no market for the shares and the values at March 5, 2005 are based on the last valuation available to the Company.

Deferred Compensation Plan

In connection with the Acquisition, Mr. Woodhams and Mr. Naylor, invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.2 million at March 5, 2005.  See “Certain Relationships and Related Transactions.”

Compensation of Directors

During predecessor fiscal 2005, directors were paid $5,000 per board meeting attended, except that directors who were employees of the Company received no payment for services as directors.  Following the Acquisition in successor fiscal 2005, directors that are employees or affiliates of MDP did not receive fees for services as directors.  The director who is neither the Company’s employee nor an affiliate of MDP receives $35,000 annually plus related travel expenses.   All of the Company’s directors are reimbursed for out-of-pocket expenses incurred in connection with attending all board and other committee meetings.

Employment Contracts and Change in Control Agreements

Norbert E. Woodhams.   In connection with the Acquisition, Norbert E. Woodhams entered into an Employment Agreement with Holding, which provides for the employment of Mr. Woodhams as President and Chief Executive Officer of Pierre and Holding through June 29, 2005.  The term of the Employment Agreement automatically renews for successive one-year terms unless either party gives the other party written notice of its intent not to renew at least 60 days prior to the expiration of the then-current term.  Pursuant to the Employment Agreement, Mr. Woodhams’ base salary is $375,000 per year subject to annual adjustments for inflation.  In addition, Mr. Woodhams is entitled to (i) participate in the annual bonus plan for senior executives of Pierre, (ii) participate in employee benefit programs in which senior executives of Pierre are generally eligible to participate, (iii) use a company car, and (iv) obtain reimbursement of all reasonable out-of-pocket expenses.  If Mr. Woodhams is terminated without cause, dies or becomes disabled, or he resigns for good reason (each as defined in the Employment Agreement), he will be entitled to receive his base salary for one year and to continue to participate in employee welfare benefit plans.  The Employment Agreement contains customary nondisclosure of confidential information provisions and a covenant not to compete with Pierre for a period of one year after termination of employment.  The Employment Agreement supercedes the Incentive Agreement dated August 18, 1999, as amended, between Mr. Woodhams and Pierre.

Robert C. Naylor.   Also in connection with the Acquisition, Robert C. Naylor entered into an Employment Agreement with Holding, which provides for the employment of Mr. Naylor as Senior Vice President of Sales and Marketing and New Product Development of Pierre and Holding through June 29, 2005.  The Employment Agreement automatically renews for successive one-year terms unless either party gives the other party written notice of its intent not to renew at least 60 days prior to the expiration of the then-current term.  Pursuant to the Agreement, Mr. Naylor’s base salary is $250,000 per year subject to annual adjustments for inflation.  In addition, Mr. Naylor is entitled to (i) participate in the annual bonus plan for senior executives of Pierre, (ii) participate in employee benefit programs in which senior executives of Pierre are generally eligible to participate, (iii) use a company car, and (iv) obtain reimbursement of all reasonable out-of-pocket expenses.  If Mr. Naylor is terminated without cause, dies or becomes disabled, or he resigned for good reason (each as defined in the Agreement), he will be entitled to receive his base salary for one year and to continue to participate in employee welfare benefit plans.  The Employment Agreement contains customary nondisclosure of confidential information provisions and a covenant not to compete with Pierre for a period of one year after termination of employment.  The Employment Agreement supercedes the Employment Agreement dated December 31, 2001 between Mr. Naylor and Pierre.

James C. Richardson, Jr. and David R. Clark.  Each of James C. Richardson, Jr., the Company’s former Chairman, and David R. Clark, the Company’s former Vice Chairman, were parties to an Employment Agreement with the Company that was terminated in connection with the Acquisition.

Item  12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the number of shares of common stock of Holding subject to options granted pursuant to the Option Plan, which is the only outstanding equity compensation plan relating to the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security-Holders	127,397	$10.00	(1)	36,381

Equity Compensation Plans Not Approved by Security Holders	-0-	N/A		-0-

TOTAL	127,397	$10.00	(1)	36,381

(1)  All outstanding options have an exercise price of $10.00 per share.

Security Ownership of Principal Shareholders and Management

All of the Company’s capital stock is owned by PFMI, which is a wholly-owned subsidiary of Holding.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of Holding as of March 5, 2005, by (1) each person known by the Company to own beneficially more than five percent of the outstanding shares of common stock of Holding; (2) each of the directors and executive officers of Holding; and (3) all of the directors and executive officers of Holding as a group.  Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned.  Percentage ownership is based on 1,477,500 shares of common stock of Holding outstanding as of March 5, 2005.

Name And Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Outstanding Common Stock

Madison Dearborn Capital Partners IV, L.P.	1,420,000	(1)	96.1%

Norbert E. Woodhams	29,589	(2)	2.0%

Robert C. Naylor	25,209	(3)	1.7%

Nicholas W. Alexos	1,420,000	(4)	96.1%

Robin P. Selati	1,420,000	(4)	96.1%

All directors and executive officers as a group (4 persons)	1,475,160		99.4%

(1)  The listed shares are directly owned by Madison Dearborn Capital Partners IV, L.P. (“MDCP IV”).  Madison Dearborn Partners IV , L.P. (“MDP IV”) is the general partner of MDCP IV and Madison Dearborn Partners, LLC (“MDP LLC”) is the general partner of MDP IV.  MDP IV and MDP LLC may therefore be deemed to have shared voting and dispositive power with respect to all of the shares owned by MDCP IV.  The address for MDCP IV, MDP IV, and MDP LLC is Three First National Plaza, Suite 3800, Chicago, Illinois 60602.

(2)  Includes 3,589 shares subject to options exercisable within 60 days by Mr. Woodhams.

(3)  Includes 2,209 shares subject to options exercisable within 60 days by Mr. Naylor.

(4)  Messrs. Selati and Alexos are Managing Directors of MDP LLC, the general partner of MDP IV, which in turn is the general partner of MDCP IV.  Messrs. Selati and Alexos disclaim beneficial ownership of those shares, except to the extent of any pecuniary interest therein.

Item  13.  Certain Relationships and Related Party Transactions

Successor Pierre

In conjunction with or subsequent to the Acquisition, the following relationships and related transactions existed:

•                  In conjunction with the Acquisition, John Grigg, one of the Company’s former directors, was paid a fee at the closing, pursuant to his letter agreement with the Company dated as of January 29, 2004, for professional services performed on behalf of the Company and PFMI.  The fee was approximately $781,000 and was paid from the proceeds to the selling shareholders.

•                  Madison Dearborn Partners IV, L.P. received a fee of $5.0 million at the closing of the Acquisition, plus out-of-pocket expenses incurred in connection with the Acquisition.  MDP may be paid additional fees from time to time in the future for providing management, consulting or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in Holding.

•                  In connection with the Acquisition, Mr. Woodhams and Mr. Naylor, invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.2 million as of March 5, 2005.

•                  In conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement which contains certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforward (“NOL”) with respect to periods before the Acquisition, and attributable to expenses relating to the Acquisition, will be for the benefit of the selling shareholders.  Accordingly, the Company will pay to the selling shareholders the amount of any tax benefit attributable to such NOL, except that the first $4 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement.  The Company has recorded a net long-term liability to the former shareholders totaling $10,190,051 as of March 5, 2005 for the estimated obligations under the tax sharing agreement.

•      Norbert J. Woodhams, one of the Company's Vice Presidents, is the son of Norbert E. Woodhams.  Norbert E. Woodhams is the Company's President, Chief Executive Officer, Director and Chairman of the Board.  In predecessor fiscal 2005 and successor fiscal 2005 combined, Norbert J. Woodhams received a base salary of ninety-two thousand and seven hundred dollars and earned a bonus of forty-seven thousand and eight hundred dollars under the Company's bonus plan.  The base salary and bonus earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

Predecessor Pierre

As described in Note 1 to the Consolidated Financial Statements, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions.  The following related party transactions were specifically permitted under the terms of the Fourth Supplemental Indenture:

•                  Columbia Hill Land Company, LLC, owned 50% by each of Messrs. Richardson and Clark, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998.  Rents paid under the lease were approximately $58,000 and $116,000 in predecessor fiscal 2005 and predecessor fiscal 2004, respectively.

•                  On August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from Fleet Capital Corporation.  Messrs. Richardson and Clark provided guarantees of value and validity of the collateral securing this credit facility; they did not, however, guarantee payment of the facility, nor did they receive guarantee fees.

•                  On March 8, 2004 the Company took title to an aircraft that was transferred from Columbia Hill Aviation, LLC (“CHA”), owned 100% by PFMI, subject to existing purchase money debt.  The aircraft was originally leased by the Company from CHA beginning in the fourth quarter of predecessor fiscal 2002.  Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement.  Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability.  Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew.  During predecessor fiscal 2004, the Company paid CHA approximately $2.6 million in lease payments.  CHA was not a subsidiary of the Company; however, the Company considered CHA a non-independent special purpose leasing entity.  Accordingly, CHA’s financial condition, results of operations and cash flows have been included in the Company’s Consolidated Financial Statements included herein.  Under the terms of the operating lease with CHA, and the financing agreements between CHA and its creditor, the Company did not maintain the legal rights of ownership to the aircraft, nor did CHA’s creditor maintain any legal recourse to the Company.  Subsequently, as a result of the Acquisition, the aircraft was distributed to a former shareholder.

Any related party transactions described below that were in effect at March 6, 2004 were subsequently terminated as of March 8, 2004 pursuant to the terms of the Fourth Supplemental Indenture.  As a result of the termination of these related party transactions, subsequent to March 8, 2004, the Company performs the purchasing and distribution services internally.  Other related party services are outsourced as necessary at comparable cost.

•                  Columbia Hill Management, Inc. (“Columbia Hill”), owned 50% by each of Messrs. Richardson and Clark, provided accounting, tax and administrative services to Pierre, as well as professional services for the management of special projects.  Fees paid for these services were approximately $203,000 in predecessor fiscal 2004.

•                  During predecessor fiscal 2004, PFMI owed the Company as much as $993,247 pursuant to a promissory note payable on demand and bearing interest at the prime rate.  Prior to the Acquisition, PFMI was owned in part by Messrs. Richardson and Clark, who have unconditionally guaranteed repayment of the note.  As of March 8, 2004, this note was forgiven in connection with the Fourth Supplemental Indenture.

•                  Effective February 21, 2003, Messrs. Richardson and Clark sold their net assets in Compass Outfitters, LLC, a company that provided team-building opportunities for customers and employees of the Company, to the Company for a total of $270,983.  In exchange for the net assets, the Company issued notes in the amount of $135,491 to each of Messrs. Richardson and Clark.  The notes were five-year notes, bearing interest at 6% per annum, with interest and principal due at maturity.  As of March 8, 2004, in connection with the Fourth Supplemental Indenture, these notes were cancelled.

•                  PF Purchasing, LLC (“PFP”), previously owned 100% by PFMI, served as the exclusive purchasing agent for the Company, pursuant to a three-year agreement that commenced September 3, 2001.  Under the agreement, PFP made an incentive payment of $100,000 per quarter to the Company in consideration of the opportunity to act as exclusive purchasing agent, and in exchange was entitled to receive all rebates or discounts receivable by Pierre from suppliers and vendors for orders negotiated and placed by PFP.  In predecessor fiscal 2004, net fees paid to PFP were approximately $2,122,000.

•                  Effective March 3, 2002, the Company entered into a logistics agreement with PF Distribution, LLC (“PFD”), owned 100% by PFMI.  Under the agreement, PFD served as the exclusive logistics agent for the Company, and provided all warehousing, fulfillment and transportation services to the Company.  The cost of PFD’s services was based on flat rates per pound, which were calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped.  Rates were determined based on historical costs and industry standards.  In predecessor fiscal 2004, distribution expense recorded in selling, general and administrative expense was approximately $31,126,000 of which approximately $30,999,000 million had been paid to PFD as of March 6, 2004.

•                  Atlantic Cold Storage of Mocksville, LLC (“ACS”), owned one-third each by Messrs. Richardson and Clark, planned to construct and finance a public cold storage warehouse which would lease space to the Company as well as to others.  The proposed agreement with the Company was for 10 years and a minimum of 4,000 pallet positions to be leased as of the first date the facility became operational.  During predecessor fiscal 2001, the Company paid $250,000 to ACS for specialized construction costs.  As of March 8, 2004, in connection with the Fourth Supplemental Indenture, these costs were written-off.

•                  The following transactions were entered into on March 8, 2004 as permitted by the Fourth Supplemental Indenture:

Assumption of PFMI debt	$(14,274,050)
Accrued liabilities to PFP cancelled	3,479,007
Assumption of deferred tax liability for aircraft	(1,576,000)
Note receivable cancelled	(993,247)
Accrued liabilities to PFD cancelled	535,251
Cash received	763,998
Other	(174,874)
Total	$(12,239,915)

Allocated to the following accounts:
Retained Earnings	$11,900,276
Common Stock	339,639
Total	$12,239,915

The $339,639 charge represents the removal of members’ equity of CHA.

All material transactions with affiliates of the Company were reviewed by the entire Board of Directors, where they were approved by a majority of the independent directors.  The directors obtained and relied upon investment banking “fairness” opinions when considering these transactions to the extent required by the indenture governing the Old Notes.

On June 30, 2004, in conjunction with the Acquisition, all previously existing related party transactions were terminated as described in Note 1, “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements.

Item  14.  Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004, and for other services rendered by Deloitte & Touche LLP during those periods:

	Predecessor Fiscal 2005 And Successor Fiscal 2005 Combined	Predecessor Fiscal 2004

Audit Fees (1)	$326,900	$281,000
Audit Related Fees (2)	564,100	—
Tax Fees (3)	137,600	80,700
All Other Fees	—	—

Total	$1,028,600	$361,700

(1) Audit fees consisted of fees for services performed in the audit of the financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) Audit related fees during predecessor 2005 and successor 2005 combined include payment for services in connection with the Acquisition, including but not limited to the tender offer, the filing of the Company’s registration statement and audits in connection with the Acquisition.

(3)  Tax fees include all tax services relating to tax compliance, tax planning and reporting.

The Board of Directors of the Company considered the impact on auditor’s independence in connection with non-audit services and concluded there is no adverse effect on their independence.

Policy on Board of Directors Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee of the Board of Directors of the Company has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee of the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

Item  15.  Exhibits and Financial Statement Schedules

(a)                                  1.                                     Financial Statements

The Financial Statements listed in the accompanying Index on page F-1 are filed as a part of this Report.

2.                                     Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required, or because the required information is provided in the Company’s Consolidated Financial Statements or notes thereto.

3.                                     Exhibits

See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pierre Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERRE FOODS, INC.

By:	/S/ JOSEPH W. MEYERS
Joseph W. Meyers
Vice President, Finance

Dated: June 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pierre Foods, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NORBERT E. WOODHAMS	Chief Executive Officer and	June 3, 2005
Norbert E. Woodhams	President (Principal Executive
Officer), Director and Chairman
of the Board

/S/ JOSEPH W. MEYERS	Vice President, Finance	June 3, 2005
Joseph W. Meyers	(Principal Financial Officer and
Principal Accounting Officer)

/S/ NICHOLAS W. ALEXOS	Director	June 3, 2005
Nicholas W. Alexos

/S/ SCOTT W. MEADER	Director	June 3, 2005
Scott W. Meader

/S/ GEORGE A. PEINADO	Director	June 3, 2005
George A. Peinado

/S/ ROBIN P. SELATI	Director	June 3, 2005
Robin P. Selati

INDEX TO EXHIBITS

	Description		Located at Manually Numbered Page
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1

Stock Purchase Agreement, dated as of May 11, 2004, among PF Management, Inc., the PF Management, Inc. Shareholders, David R. Clark, as Shareholders Agent, and Pierre Holding Corp. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission On May 17, 2004)

**

(3)(i)	ARTICLES OF INCORPORATION

3(i).1

Articles of Restatement of Pierre Foods, Inc., dated July 30, 2002 incorporating Restated Articles of Incorporation (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 15, 2002)

**

3(i).2

Articles of Merger of Pierre Foods, Inc. and Pierre Merger Corp., dated June 30, 2004 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

3(i).3

Articles of Organization of Fresh Foods Properties, LLC, dated December 10, 1997 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(3)(ii)	BYLAWS

3(ii).1

Amended and Restated Bylaws of Pierre Foods, Inc., dated September 18, 2002 (filed as Exhibit 3.3 to the Amendment No. 2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on February 3, 2005)

**

	3(ii).2	Operating Agreement of Fresh Foods Properties, LLC (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)	**

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1

Indenture, dated as of June 30, 2004, between Pierre Merger Corp. and U.S. Bank National Association, Trustee (filed as Exhibit 4.1- to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

4.2

First Supplemental Indenture, dated as of June 30, 2004, among Pierre Foods, Inc., Fresh Foods Properties, LLC and U.S. Bank National Association, Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

4.3

Registration Rights Agreement, dated June 30, 2004, among Pierre Foods, Inc. and Banc of America LLC and Wachovia Capital Markets, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(10)	MATERIAL CONTRACTS

Management Contracts and Compensatory Plans or Arrangements

10.1

Third Amendment to Incentive Agreement, dated as of May 11, 2004, between the Company and Norbert E. Woodhams (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 17, 2004)

**

10.2

Amendment to Employment Agreement, dated as of May 11, 2004, between the Company and Robert C. Naylor (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 17, 2004)

**

10.3

Pierre Foods, Inc. Fiscal 2006 Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Company Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2005)

**

10.4

Employment Agreement dated as of May 11, 2004 between Pierre Holding Corp. and Norbert E. Woodhams (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

10.5

Employment Agreement dated as of May 11, 2004 between Pierre Holding Corp. and Robert C. Naylor (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

	10.6	Deferred Compensation Plan (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)	**

	10.7	Pierre Holding Corp. 2004 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 18, 2005)	**

	10.8	Form of Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 18, 2005)	**

Other Material Contracts
10.9

Assignment and Assumption and Subordination Agreement dated as of March 8, 2004, between Pierre Foods, Inc. and PF Management, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2004)

**

10.10

Termination Agreement, dated as of March 8, 2004, between Columbia Hill Aviation, LLC and Pierre Foods, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.11

Termination Agreement, dated as of March 8, 2004, between PF Purchasing, LLC and Pierre Foods, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.12

Termination Agreement, dated as of March 8, 2004, between PF Distribution, LLC and Pierre Foods, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.13

Amended and Restated Agreement, dated as of May 21, 2004, between the Company and Carl Karcher Enterprises, Inc. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005)

**C

10.14

Amended and Restated Formula Development Agreement, dated as of May 21, 2004, between the Company and Carl Karcher Enterprises, Inc. (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005)

**C

10.16

First Amendment Agreement, dated as of June 27, 2004, between the Company and Carl Karcher Enterprises, Inc. (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004)

**C

10.17

Amended and Restated Agreement, dated as of May 21, 2004, between the Company and Hardee’s Food Systems, Inc. (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005)

**C

10.18

Amended and Restated Formula Development Agreement, dated as of May 21, 2004, between the Company and Hardee’s Food Systems, Inc. (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005)

**C

10.19

First Amendment Agreement, dated as of June 27, 2004, between the Company and Hardee’s Food Systems, Inc. (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004)

**C

10.22

Second Amendment Agreement, dated as of September 30, 2004, between the Company and Carl Karcher Enterprises, Inc. (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004)

**C

10.23

Second Amendment Agreement, dated as of September 30, 2004, between the Company and Hardee’s Food Systems, Inc. (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004)

**C

10.20

Credit Agreement, dated as of June 30, 2004, among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto (filed as Exhibit 10.14 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

10.21

Tax Sharing and Indemnification Agreement, dated as of May 11, 2004, among PF Management, Inc., the PF Management, Inc. Shareholders, David R. Clark as Shareholders Agent and Pierre Holding Corp. (filed as Exhibit 10.18 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(12)	CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

(21)	SUBSDIARIES OF THE REGISTRANT

	21	Subsidiaries of Pierre Foods, Inc.

(31)	RULE 13a - 14(a)/15(d)-14(a) CERTIFICATIONS

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

(32)	SECTION 1350 CERTIFICATIONS

	32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

**  Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.

“C”  Confidential treatment requested as to certain portions, which have been filed separately with the Commission.

INDEX TO FINANCIAL STATEMENTS

PIERRE FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - March 5, 2005 and March 6, 2004

Consolidated Statements of Operations - for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 and for the years ended March 6, 2004 and March 1, 2003

Consolidated Statements of Shareholder’s Equity - for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 and for the years ended March 6, 2004 and March 1, 2003

Consolidated Statements of Cash Flows - for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 and for the years ended March 6, 2004 and March 1, 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Pierre Foods, Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Pierre Foods, Inc. and subsidiaries (the “Company”) as of March 5, 2005 and March 6, 2004, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the periods from July 1, 2004 through March 5, 2005 and March 7, 2004 through June 30, 2004 and the years ended March 6, 2004 and March 1, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 5, 2005 and March 6, 2004, and the results of its operations and its cash flows for the periods from July 1, 2004 through March 5, 2005 and March 7, 2004 through June 30, 2004 and the years ended March 6, 2004 and March 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

June 2, 2005

PIERRE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	March 5,	March 6,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$204,865
Certificate of deposit	—	1,240,000
Accounts receivable, net	29,547,340	25,641,608
Inventories	45,448,224	38,974,018
Refundable income taxes	2,906,502	—
Deferred income taxes	5,764,233	3,569,766
Prepaid expenses and other current assets (includes related party amounts of $24,000 at March 6, 2004)	2,954,942	3,236,867
Total current assets	86,621,241	72,867,124

PROPERTY, PLANT AND EQUIPMENT, NET	56,284,482	60,695,455
OTHER ASSETS:
Other intangibles, net	158,223,072	38,808,636
Goodwill	186,535,050	—
Note receivable-related party	—	993,247
Deferred income taxes	—	482,215
Deferred loan origination fees, net	8,923,688	1,627,601
Other	—	296,694
Total other assets	353,681,810	42,208,393
Total Assets	$496,587,533	$175,770,972

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$421,713	$1,628,276
Trade accounts payable	11,172,350	7,170,004
Accrued payroll and payroll taxes	4,663,372	5,745,950
Accrued interest	1,832,374	3,242,623
Accrued promotions	3,499,230	3,064,769
Income taxes payable	—	39,248
Accrued taxes (other than income and payroll)	949,572	901,693
Other accrued liabilities (includes related party amounts of $4,503,219 in fiscal 2004)	1,420,979	4,964,703
Total current liabilities	23,959,590	26,757,266
LONG-TERM DEBT, less current installments	263,158,658	136,772,418
OBLIGATION OF SPECIAL PURPOSE ENTITY	—	5,293,342
DEFERRED INCOME TAXES	52,929,534	—
OTHER LONG-TERM LIABILITIES	10,517,166	327,411
COMMITMENTS AND CONTINGENCIES	—	—
Total liabilities	350,564,948	169,150,437

SHAREHOLDER’S EQUITY:
Common stock - Class A, 100,000 shares authorized, issued and outstanding at March 5, 2005 and March 6, 2004	150,351,972	29,438,172
Accumulated Deficit	(4,329,387)	(17,817,637)
Note receivable-related party	—	(5,000,000)
Total shareholder’s equity	146,022,585	6,620,535
Total Liabilities and Shareholder’s Equity	$496,587,533	$175,770,972

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Fiscal 2005	Fiscal 2005
	For the Period	For the Period	Fiscal 2004	Fiscal 2003
	July 1, 2004	March 7, 2004	For the Year	For the Year
	Through	Through	Ended	Ended
	March 5, 2005	June 30,2004	March 6, 2004	March 1, 2003

REVENUES, NET:	$294,867,222	$115,548,564	$358,549,316	$276,338,823

COSTS AND EXPENSES:
Cost of goods sold (includes net related party transactions totaling $5,295,036,and $4,283,025 in fiscal 2004 and 2003, respectively)	217,322,673	87,025,521	254,235,016	184,091,572
Selling, general and administrative expenses (includes related party transactions totaling $32,487,545 and $23,155,405 in fiscal 2004 and 2003, respectively)	39,827,160	26,446,857	79,982,134	71,351,817
Net loss on disposition of property, plant and equipment	5,372	339,921	11,042	88,937
Depreciation and amortization	23,169,814	1,544,903	4,604,954	4,124,641
Total costs and expenses	280,325,019	115,357,202	338,833,146	259,656,967
OPERATING INCOME	14,542,203	191,362	19,716,170	16,681,856
OTHER INCOME (EXPENSE):
Interest expense	(19,493,148)	(6,537,519)	(16,979,028)	(14,228,220)
Other income, net (includes related party income totaling $371,610 in fiscal 2003)	24,334	1,784	—	446,825
Other expense, net	(19,468,814)	(6,535,735)	(16,979,028)	(13,781,395)

INCOME (LOSS) BEFORE INCOME TAX AND CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	(4,926,611)	(6,344,373)	2,737,142	2,900,461
INCOME TAX (PROVISION) BENEFIT	597,224	2,080,338	(1,303,347)	(1,122,478)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(4,329,387)	(4,264,035)	1,433,795	1,777,983
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of income income tax benefit of $10,415,037)	—	—	—	(18,604,534)
NET INCOME (LOSS)	$(4,329,387)	$(4,264,035)	$1,433,795	$(16,826,551)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Income (loss) before cumulative effect of accounting change	$(43.29)	$(42.64)	$14.34	$17.78
Cumulative effect of accounting change	—	—	—	(186.05)
Net income (loss) per common share - basic and diluted	$(43.29)	$(42.64)	$14.34	$(168.27)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	100,000	100,000	100,000	100,000

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common	Additional	Retained	Receivable	Total
	Stock	Paid in	Earnings	From	Shareholder’s
	Class A	Capital	(Deficit)	Shareholder	Equity

PREDECESSOR PIERRE BALANCE AT MARCH 2, 2002	$—	$23,656,692	$2,768,845	$(5,000,000)	$27,207,017
Recapitalization	29,438,172	(23,656,692)	—	—	—
Net loss	—	—	(16,826,551)	—	(16,826,551)
Distributions of special purpose entity	—	—	(1,382,557)	—	(1,382,557)

PREDECESSOR PIERRE BALANCE AT MARCH 1, 2003	29,438,172	—	(15,440,263)	(5,000,000)	8,997,909
Net income	—	—	1,433,795	—	1,433,795
Distribution to parent - tax benefit	—	—	(3,578,169)	—	(3,578,169)
Distributions of special purpose entity	—	—	(233,000)	—	(233,000)

PREDECESSOR PIERRE BALANCE AT MARCH 6, 2004	29,438,172	—	(17,817,637)	(5,000,000)	6,620,535
Net loss	—	—	(4,264,035)	—	(4,264,035)
Transaction with common shareholder	(339,639)	—	(11,900,276)	—	(12,239,915)

PREDECESSOR PIERRE BALANCE AT JUNE 30, 2004	29,098,533	—	(33,981,948)	(5,000,000)	(9,883,415)

PURCHASE ACCOUNTING ADJUSTMENT	(29,098,533)	—	33,981,948	5,000,000	9,883,415

SUCCESSOR PIERRE PURCHASE ALLOCATION	150,023,000	—	—	—	150,023,000
Net loss	—	—	(4,329,387)	—	(4,329,387)
Contribution from parent	350,000				350,000
Expenses paid on behalf of parent	(21,028)	—	—	—	(21,028)

SUCCESSOR PIERRE BALANCE AT MARCH 5, 2005	$150,351,972	$—	$(4,329,387)	$—	$146,022,585

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,329,387)	$(4,264,035)	$1,433,795	$(16,826,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	—	18,604,534
Depreciation and amortization	23,169,814	1,544,903	4,604,954	4,124,641
Amortization of deferred loan origination fees	1,029,109	716,478	769,587	746,262
Deferred income taxes	370,083	(2,080,338)	1,296,247	1,286,191
Write-off of deferred loan origination fees	4,283,122	—	1,233,530	—
Net loss on disposition of assets (net of writedowns)	5,372	339,921	11,042	88,937
Decrease in other assets	—	296,694	72,806	79,831
Increase (decrease) in other long-term liabilities	199,565	(94,477)	(366,339)	(338,946)
Changes in operating assets and liabilities providing (using) cash:
Receivables	(9,566,451)	5,660,719	(1,987,250)	(2,170,878)
Inventories	458,272	(4,911,529)	(6,389,241)	(8,731,922)
Refundable income taxes, prepaid expenses and other assets	(3,636,860)	949,584	193,708	(1,726,478)
Trade accounts payable and other accrued liabilities	867,917	2,227,855	2,388,092	4,906,862
Total adjustments	17,179,943	4,649,810	1,827,136	16,869,034
Net cash provided by operating activities	12,850,556	385,775	3,260,931	42,483

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets to others	—	—	278,400	83,000
Capital expenditures	(3,677,259)	(2,084,160)	(10,040,768)	(16,216,292)
Net cash used in investing activities	(3,677,259)	(2,084,160)	(9,762,368)	(16,133,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of revolving credit agreement	(17,702,886)	7,712,901	(1,805,161)	15,085,147
Borrowings under equipment term loan subline	—	—	5,000,000	—
Borrowings under real estate term loan subline	—	—	5,000,000	—
Principal payments on long-term debt	(16,169,945)	(673,526)	(849,257)	(311,967)
Loan origination fees	(9,952,798)	(3,371,999)	(680,609)	(1,603,467)
Payoff of Old Notes	(115,000,000)	—	—	—
Issuance of New Notes	125,000,000	—	—	—
Borrowings under new term loan	150,000,000	—	—	—
Repayment of debt in conjunction with the Acquisition	(29,048,031)	—	—	—
Termination of certificate of deposit	1,262,245	—	—	—
Return of capital to parent	(100,085,738)	—	—	—
Distribution of special purpose leasing entity	—		(233,000)	(1,382,557)
Contribution from parent	350,000	—	—	—
Net cash provided by (used in) financing activities	(11,347,153)	3,667,376	6,431,973	11,787,156
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,173,856)	1,968,991	(69,464)	(4,303,653)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,173,856	204,865	274,329	4,577,982
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$2,173,856	$204,865	$274,329

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND ACQUISITION

Description of Business.  Pierre Foods, Inc. (the “Company” or “Pierre”) is a manufacturer and marketer of high-quality, differentiated processed food solutions, focusing on formed, pre-cooked protein products and hand-held convenience sandwiches.  The Company’s products include beef, poultry, pork and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips and boneless, barbecued pork rib products.  Pierre markets its pre-cooked protein products to a broad array of customers that includes restaurant chains, schools and other foodservice providers under a variety of brand names, including Pierre™, Fast Choice®, Rib-B-Q®, Hot ‘n’ Ready® and Big AZ®.

The Company’s predecessor was founded as a North Carolina corporation in 1966 to own and operate restaurants. The Company’s food processing business was originally developed to support its restaurants, but grew independently to become its principal business. In recognition of this fact, in May 1998, the Company, then known as “WSMP, Inc.,” changed its name to “Fresh Foods, Inc.” In June 1998, the Company consummated the purchase of substantially all of the business in Cincinnati, Ohio, and a portion of the business in Caryville, Tennessee (collectively, “Pierre Cincinnati”), conducted by the Pierre Foods Division of Hudson Foods, Inc. (“Hudson”), a subsidiary of Tyson Foods, Inc. (“Tyson”). Pierre Cincinnati was a value-added food processor selling principally to the foodservice and packaged foods markets.  In September 1998, the Company implemented a tax-exempt reorganization of its corporate structure. The reorganization established Fresh Foods, Inc. as a holding company, consolidated 32 subsidiaries into 12 subsidiaries and separated the Company’s food processing and restaurant businesses.  In July 1999, the Company sold its ham curing business, and in October 1999, the Company disposed of its restaurant segment.  Subsequent to the disposal of the restaurant segment, Pierre operates solely in the food processing business, its sole segment. In December 1999, the Company implemented another tax-exempt reorganization of its corporate structure to further streamline its operations into one subsidiary. In July 2000, the Company, then known as “Fresh Foods, Inc.,” changed its name to “Pierre Foods, Inc.”

Management Buyout.  On July 26, 2002, management completed a going private transaction in which the Company’s shareholders approved the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002.  This going-private transaction resulted in the Company becoming a wholly-owned subsidiary of PF Management, Inc. (“PFMI”); accordingly, there is no public market for the Company’s common stock.  The Company had 5,781,480 shares issued and outstanding immediately before the closing and 2,500,000 shares of preferred stock authorized, none of which were outstanding. After the closing, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 100,000 shares of Class A common stock as the only authorized class of capital stock of the Company.  All 100,000 shares of authorized common stock have been issued to PFMI.  All per share amounts have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the transaction.

Restructuring.  On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding Notes (“Old Notes”), representing 97.74% of the outstanding Notes, consented to a Fourth Supplemental Indenture between the Company and the Trustee thereunder, the Company entered into the Fourth Supplemental Indenture with the Trustee.  Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); granted to the noteholders liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Old Notes at par plus accrued interest on March 31, 2005; provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Old Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions; provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PFMI, the sole shareholder of the Company, required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004.

The restrictive covenants limiting compensation payable to certain senior executives of the Company permitted for bonus payments to those executives above the compensation limitations.  The bonus payments were based on the profitability of the Company and cash payments made on the Old Notes.

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PFMI; cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing; $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture.

In this document, unless the context otherwise requires, the term “Company” refers to Pierre Foods, Inc. and its current and former subsidiaries.  As a result of the Acquisition discussed below, on June 30, 2004, the Company’s fiscal year ended March 5, 2005 is comprised of two short periods.  The periods of March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 are referred to “predecessor fiscal 2005” and “successor fiscal 2005,” respectively.  These two short periods collectively are referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined.”   The Company’s fiscal year ended March 6, 2004 is referred to as “predecessor fiscal 2004” and its fiscal year ended March 1, 2003 is referred to as “predecessor fiscal 2003.”

Acquisition.  On June 30, 2004, Pierre Holding Corp. (“Holding”) acquired 100% of the shares of the Company’s parent, PF Management, Inc. (“PFMI”).  Such acquisition is referred to herein as the “Acquisition”.  In connection with the Acquisition, the following occurred:

•                  The Company merged with Pierre Merger Corp., an affiliate of Madison Dearborn Partners, LLC (“MDP”), with the Company being the surviving corporation following the merger.

•                  The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility.  See Note 7, “Financing Arrangements,” to the Consolidated Financial Statements.

•                  The Company terminated its few remaining related party transactions (described in Note 16, “Transactions with Related Parties,” to the Consolidated Financial Statements), transferred miscellaneous assets to Messrs. Richardson and Clark, the Company’s former Chairman and Vice Chairman, respectively, including the Company’s airplane, which was distributed to Mr. Richardson.

•                  Pierre Merger Corp. closed a cash tender offer and consent solicitation for the Company’s Old Notes.  Holders of approximately $106.3 million, or approximately 92%, of aggregate principal amount of the Company’s outstanding Old Notes tendered their Old Notes.  The Company, as the surviving corporation of the merger with Pierre Merger Corp., accepted and paid for all Old Notes tendered pursuant to the tender offer.  A redemption notice for the Old Notes not tendered (approximately $8.7 million) was issued on June 30, 2004 and these Old Notes were redeemed on July 20, 2004.

•                  The Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (as described below) and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition and to repay outstanding indebtedness.

•                  The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the Acquisition. The stated term of employment for each executive is one year, but each agreement will renew automatically and continuously year-to-year unless terminated.

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

•                  In addition to the base purchase price, the stock purchase agreement entitled the selling shareholders to earn-out cash payments, which included an additional aggregate amount of $13.0 million in the event that, at the end of any fiscal quarter during the fiscal year ended March 5, 2005, the Company achieved EBITDA (as defined in the stock purchase agreement) for the prior four fiscal quarters then ended of $56.0 million or more.  No portion of the additional amount is payable as of March 5, 2005, as this EBITDA target was not met.

The following table presents unaudited pro forma information for predecessor fiscal 2004, and for predecessor fiscal 2005 and successor fiscal 2005 combined, as if the Acquisition had occurred on March 2, 2003 and March 7, 2004, as applicable.

	Predecessor Fiscal 2004		Predecessor and Successor Fiscal 2005 Combined
	Actual	Pro Forma	Actual	Pro Forma
Revenues	$358,549,316	$358,445,189	$410,415,786	$410,407,182
Net income (loss)	$1,433,795	$(3,668,629)	$(8,593,422)	$(11,800,203)

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

Included in these pro forma results are certain predecessor fees that the Company does not expect to incur in the future.  These include professional fees, primarily related to the restructuring of the Fourth Supplemental Indenture on March 8, 2004 and the Management Buy Out on July 26, 2002.  For predecessor fiscal 2004, these fees amounted to $2,392,660.  For predecessor fiscal 2005 and successor fiscal 2005 combined, these fees amounted to $2,591,989.

Other predecessor expenses included in these pro forma results that are no longer expected to be incurred include outside Board of Director fees, community relations and donations to our former shareholder’s alma mater.  For predecessor fiscal 2004 and for predecessor fiscal 2005 and successor fiscal 2005 combined, these fees amounted to $1,004,818 and $710,673, respectively.

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

The Acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition. The allocation of the purchase price is as follows:

Current assets	$75,727,665
Plant, property and equipment	57,857,942
Non-current assets	4,283,121
Goodwill	186,535,050
Other intangibles	175,900,000
Debt and other liabilities assumed	(239,899,080)

Net assets acquired	$260,404,698

The Company has obtained outside appraisals of acquired assets and liabilities in successor fiscal 2005. Deferred tax liabilities have been finalized based on the final allocation of the purchase price and the determination of the tax basis of the assets and liabilities acquired.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include Pierre Foods, Inc. and subsidiaries, as well as the accounts of the special purpose leasing entity (see Note 16).  All intercompany transactions have been eliminated.

Fiscal Year. The Company operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.  The results for predecessor fiscal 2005 and successor fiscal 2005 combined contain 52 weeks.  The results for predecessor fiscal 2004 contain 53 weeks.  The results for predecessor fiscal 2003 contain 52 weeks.

Cash and cash equivalents.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost or fair value at date of acquisition.  Expenditures for maintenance and repairs which do not significantly extend the useful lives of assets are charged to operations whereas additions and betterments, including interest costs incurred during construction, which was not material for any year presented, are capitalized.

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

The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and determined no impairment existed at March 5, 2005, March 6, 2004 or March 1, 2003.

Goodwill and Other Intangible Assets.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets,” which was effective for the fiscal year beginning March 3, 2002.  As prescribed under SFAS 142, the Company tested goodwill for impairment during fiscal 2003 using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the entity with its net asset value (or carrying amount), including goodwill.  If the fair value of the entity exceeds its net asset value, goodwill of the entity is considered not impaired and the second step of the goodwill impairment test is not needed.  If the net asset value of the entity exceeds the fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the entity’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the entity’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Subsequent to recognizing an impairment loss, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Reversal of a previously recognized impairment loss is prohibited.

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

The Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144.  Based on the Company’s review and the review performed by third parties, no impairment existed at March 5, 2005 or March 6, 2004.

The Company’s amortizable intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

Deferred Loan Origination Fees.  Deferred loan origination fees associated with the Company’s revolving credit facility and long-term debt are amortized based on the term of the respective agreements.  This amortization expense is included in interest expense.  Also included in interest expense, as a result of the Acquisition, is the write-off of deferred loan origination fees associated with the old debt structure.

Revenue Recognition.  Revenue from sales of processed food products is recorded at the time title transfers.  Standard shipping terms are FOB destination, therefore title passes at the time the product is delivered to the customer.  Revenue is recognized as the net amount to be received after deductions for estimated discounts, product returns and other allowances.  These estimates are based on historical trends and expected future payments (see also “Promotions” below).

Promotions.  Promotional expenses associated with rebates, marketing promotions and special pricing arrangements are recorded as a reduction of revenues or selling expense at the time the sale is recorded.  Certain of these expenses are estimated based on historical trends, expected future payments to be made under these programs and expected future customer deductions to be taken under these programs.  The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s obligations under the programs.

Concentration of Credit Risk and Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 25%, 24% and 11% of revenues for predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, respectively.  Accounts receivable at March 5, 2005 and March 6, 2004 included receivables from the Company’s largest customer totaling $3.7 million and $2.8 million, respectively.

Stock-Based Compensation.  On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company.  At March 5, 2005, options to purchase a total of 127,397 shares of common stock of Holding had been issued to members of management of the Company (the “Options”) and 36,381 were reserved for future issuance.  All outstanding Options were granted at $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

The Company treats the Options as stock-based employee compensation for employees of the Company.  As permitted under accounting principles generally accepted in the United States of America (“GAAP”), the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense has been recognized for the Options in its consolidated statements of operations.  Had compensation expense for the Options been determined in accordance with the minimum value approach as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income (loss) and earnings (loss) per share would have been the following (in thousands, except per share data):

Successor Fiscal 2005

Net loss as reported	$(4,329,387)

Minimum value of stock-based compensation, net of tax	(27,099)

Net loss pro forma	$(4,356,486)

Basic and diluted loss per share, as reported	$(43.29)

Basic and diluted loss per share, pro forma	$(43.56)

The Company engaged an independent third party to perform a valuation analysis of the Options.  The estimated total stock-based employee compensation expense was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Dividend yield	—
Term to expiration	10 years
Expected life	6.3 years
Expected volatility	—
Risk free interest rate	3.93%
Weighted average minimum value per share of options granted	$2.24

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123R”) which is effective for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in SFAS 123R). The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption.  As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

Advertising Costs.  The Company expenses advertising costs as incurred.  Advertising expense for predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003 was $272,945, $558,689 and $652,927, respectively.

Research and Development.  The Company expenses research and development costs as incurred.  Research and development expense for predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003 was $1,650,000, $1,286,000 and $1,030,000, respectively.

Distribution Expense.  The Company expenses distribution costs as incurred.  These costs include warehousing, fulfillment and freight costs, and are included in selling, general and administrative expense.  Distribution expense included in operations for predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003 was $22,372,599, $31,126,379 and $21,544,140, respectively (see Note 16).

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

Going Concern Assumption.  Significant assumptions underlie the belief that the Company anticipates that its fiscal 2006 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its new $40 million revolving credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant capital requirements of the Company.

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

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will adopt the provisions of SFAS No. 151, effective March 5, 2006 for our fiscal 2007 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS No. 151 will not have a material impact on our consolidated financial statements.

3.                                      ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	March 5,	March 6,
	2005	2004
Accounts receivable:
Trade accounts receivable (less allowance for doubtful receivables of $279,763 and $353,543 at March 5, 2005 and March 6, 2004)	$28,176,404	$24,300,201
Other receivables	1,370,936	1,341,407
Total accounts receivable	$29,547,340	$25,641,608

Related party note receivable (includes accrued interest) (Note 16):	$—	$993,247

Total noncurrent note receivable	$—	$993,247

See Note 16 regarding a $5,000,000 note receivable from a previous shareholder presented as a reduction of shareholders’ equity at March 6, 2004.

The following is a summary of activity in the allowance for doubtful receivables for successor fiscal 2005, predecessor fiscal 2005, predecessor fiscal 2004 and predecessor fiscal 2003.

		Additions	Deduction
	Balance	Charged to	Amounts	Balance
	Beginning	Costs and	Charged	End of
	of Period	Expenses	Off-Net	Period

Successor fiscal 2005	$0	306,247	26,484	$279,763

Predecessor fiscal 2005	$353,543	15,630	86,228	$282,945

Predecessor fiscal 2004	$309,741	507,077	463,275	$353,543

Predecessor fiscal 2003	$219,118	108,646	18,023	$309,741

4.                                      INVENTORIES

A summary of inventories, by major classification, follows:

	March 5,	March 6,
	2005	2004

Manufacturing supplies	$1,684,290	$1,572,212
Raw materials	6,530,663	5,427,936
Work in process	6,883	1,157
Finished goods	37,226,388	31,972,713
Total	$45,448,224	$38,974,018

5.                                      PROPERTY, PLANT AND EQUIPMENT

The major components of property, plant and equipment are as follows:

	Estimated	March 5,	March 6,
	Useful Life	2005	2004

Land		$1,620,000	$1,270,025
Land improvements	10-20 years	37,840	585,729
Buildings	20-40 years	15,243,465	26,492,579
Leasehold improvements	5-20 years	—	1,145,737
Machinery and equipment	5-20 years	38,730,648	45,793,907
Machinery and equipment under capital leases	5-15 years	1,278,141	325,871
Furniture and fixtures	5-15 years	2,598,745	5,798,747
Furniture and fixtures under capital leases	5-15 years	291,557	58,102
Aircraft (Note 16)	16 years	—	6,200,000
Automotive equipment	2-5 years	171,567	644,926
Construction in progress		1,804,459	338,357
Total		61,776,422	88,653,980
Less accumulated depreciation and amortization		5,491,940	27,958,525
Property, plant and equipment, net		$56,284,482	$60,695,455

6.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets are as follows:

	As of March 5, 2005
		Gross	Expense and	Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount

Amortizable intangible assets:
Formulas	15 years	$95,000,000	$10,380,233	$84,619,767
Tradename and trademarks	12-20 years	20,100,000	1,409,337	18,690,663
Customer relationships	12 years	28,500,000	4,851,794	23,648,206
Licensing agreements	10 years	12,100,000	1,035,564	11,064,436

Total amortizable intangible assets		$155,700,000	$17,676,928	$138,023,072

	As of March 5, 2005		As of March 6, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unamortizable intangible assets:
Tradename	$20,200,000	$—	$38,808,636	$—
Goodwill	186,535,050	—	—	—

Total unamortizable intangible assets	$206,735,050	$—	$38,808,636	$—

The future amortization of other intangible assets (dollars in thousands) for the next five fiscal years is estimated to be as follows:

	2006	2007	2008	2009	2010

Formulas	$14,300	$12,671	$11,165	$9,761	$8,468
Tradename and trademarks	2,024	1,919	1,821	1,732	1,646
Customer relationships	5,376	4,011	3,358	2,874	2,391
Licensing agreements	1,678	1,569	1,495	1,426	1,361

7.             FINANCING ARRANGEMENTS

Long-term debt is comprised of the following:

	March 5, 2005	March 6, 2004

12.25% Senior Notes, interest payable on June 1 and December 1 of each year, maturing on June 1, 2006, (“Old Notes”)	$—	$115,000,000
9.875% Senior Notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	125,000,000	—
$150 million term loan, with floating interest rates maturing 2010	136,500,000	—
New revolving line of credit, maximum borrowings of $40 million with floating interest rates maturing 2009	790,000	—
Former revolving line of credit, maximum borrowings of $40 million with floating interest rates maturing 2007	—	13,279,985
5.25% Term loan subline-equipment	—	4,583,339
5.25% Term loan subline-real estate	—	4,708,331
Aircraft note payable-variable interest rate	—	5,606,685
6% Note payable maturing 2008	—	270,983
0.0% to 11.5% capitalized lease obligations maturing through 2010(Note 9)	1,290,371	244,713
Total long-term debt	263,580,371	143,694,036
Less current installments	421,713	1,628,276

Long-term debt, less current installments	$263,158,658	$142,065,760

On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee.  Concurrently with the execution of the Fourth Supplemental Indenture the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; cancelled the $1.0 million related party note receivable from its principal shareholders; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing and $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. Minimum lease payments on the former PF Distribution operating leases were scheduled to be $3.0 million during fiscal year 2005, $2.9 million during fiscal year 2006 and $0.5 million during fiscal year 2007. The Company assumed $15.3 million of subordinated debt of PFMI the sole shareholder of the Company, in connection with the execution of the Fourth Supplemental Indenture and cancelled the $1.0 million related party note receivable against the debt assumed from PFMI.

On June 30, 2004, the shareholders of PFMI closed the sale of their shares of stock of PFMI to Holding See Note 1, “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements.  Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility.  Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.  Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rate for borrowings under the new revolving credit facility and the new term loan at March 5, 2005 was 7.5% (prime plus 1.75%).  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  In addition to the scheduled quarterly payment, prepayments on the term loan totaling $12.4 million were made during successor fiscal 2005.  These prepayments have satisfied the scheduled quarterly payment requirements, therefore, the remaining outstanding balance of $136.5 million as of March 5, 2005 is due on June 5, 2010.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

Also in conjunction with the Acquisition, the Company issued $125.0 million of 9 7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under our new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PFMI assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 1, “Basis of Presentation and Acquisition” and redeeming the Old Notes not tendered.  As of March 5, 2005, the Company had borrowing availability of approximately $34.7 million under its revolving credit facility.

Long-Term Debt Maturities, Including Capital Leases (Note 9)
2006	2007	2008	2009	2010	Thereafter	Total

$421,713	$229,171	$190,293	$167,576	$965,452	$261,606,166	$263,580,371

On March 8, 2004, the Company took title to an aircraft that was transferred from a special purpose entity owned by its former shareholders, subject to an existing seven year variable purchase rate note payable, due in monthly installments with a balloon payment due in December 2008 (See Note 16).   Subsequently, as a result of the Acquisition, the aircraft was distributed to a former shareholder.

March 6, 2004

Obligation of special purpose entity	$5,606,686
Less current installments	313,344
Obligation of special purpose entity, less current installments	$5,293,342

8.                                      INCOME TAXES

The income tax provision (benefit) is summarized as follows:

	Successor	Predecessor
	Fiscal 2005	Fiscal 2005
	For the Period	For the Period	Fiscal 2004	Fiscal 2003
	July 1, 2004	March 7, 2004	For the Year	For the Year
	Through	Through	Ended	Ended
	March 5, 2005	June 30,2004	March 6, 2004	March 1, 2003

Current:
Federal	$(968,107)	$—	$—	$(232,761)
State	800	—	7,100	69,048
Total current	(967,307)	—	7,100	(163,713)

Deferred:
Federal	(508,731)	(1,946,381)	1,077,657	1,161,298
State	878,814	(133,957)	218,590	124,893
Total deferred	370,083	(2,080,338)	1,296,247	1,286,191
Total provision (benefit)	$(597,224)	$(2,080,338)	$1,303,347	$1,122,478

Actual income tax provision (benefit) are different from amounts computed by applying a statutory federal income tax rate to income or loss.  The computed amount is reconciled to total income tax provision (benefit).

	Successor		Predecessor
	Fiscal 2005		Fiscal 2005
	For the Period		For the Period		Fiscal 2004		Fiscal 2003
	July 1, 2004		March 7, 2004		For the Year		For the Year
	Through		Through		Ended		Ended
	March 5, 2005		June 30, 2004		March 6, 2004		March 1, 2003
		Percent of		Percent of		Percent of		Percent of
	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income

Computed provision at statutory rate	$(1,724,314)	35.0%	$(2,157,087)	34.0%	$930,628	34.0%	$986,156	34.0%
Tax effect resulting from:
State and local income taxes, net of federal tax provision	(195,884)	4.0	119,372	(1.9)	214,720	7.8	128,001	4.4
Change in estimated effective tax rate	1,121,312	(22.8)	—		—		—
General business credit expired	76,143	(1.6)	—		—		—
Compensation limitation	—		—		—		18,360	0.6
Income of Columbia Hill Aviation	—		—		(260,504)	(9.5)	(403,663)	(13.9)
Meals and entertainment	—		—		359,165	13.1	386,830	13.3
Other permanent differences	125,519	(2.5)	(42,623)	0.7	59,338	2.2	6,794	0.3
Income tax provision	$(597,224)	12.1%	$(2,080,338)	32.8%	$1,303,347	47.6%	$1,122,478	38.7%

The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company’s deferred income tax assets and liabilities for fiscal 2005 and fiscal 2004 is as follows:

	March 5, 2005			March 6, 2004
	Assets	Liabilities	Total	Assets	Liabilities	Total

Current:
Allowance for doubtful receivables	$627,069	$—	$627,069	$641,274	$—	$641,274
Inventory	1,136,188	—	1,136,188	1,033,554	—	1,033,554
Accrued bonus	1,962,476	—	1,962,476
Accrued promotional expense	1,391,447	—	1,391,447	1,213,601	—	1,213,601
Accrued vacation pay	559,158	—	559,158	479,528	—	479,528
Reserve for returns	44,626	—	44,626	70,155	—	70,155
Reserves - other	3,817	—	3,817	3,634	—	3,634
Prepaid expenses	—	(332,785)	(332,785)	—	(254,633)	(254,633)
Accrued worker’s compensation	332,932	—	332,932	218,037	—	218,037
Consulting Agreements	—	—	—	116,362	—	116,362
Other	39,305	—	39,305	48,254	—	48,254
Total current	6,097,018	(332,785)	5,764,233	3,824,399	(254,633)	3,569,766

Noncurrent:
Property, plant and equipment	—	(8,901,386)	(8,901,386)	—	(6,948,257)	(6,948,257)
Amortization of intangibles	—	(50,989,159)	(50,989,159)	3,368,976	—	3,368,976
Non-qualified deferred compensation plan	124,860	—	124,860	—	—	—
General business credit carryforward	1,010,883	—	1,010,883	1,070,799	—	1,070,799
Alternative minimum tax credit carryforward	656,298	—	656,298	206,421	—	206,421
Federal loss carryforward	4,409,688	—	4,409,688	1,807,420	—	1,807,420
State loss carryforward	415,557	—	415,557	181,922	—	181,922
Ohio investment tax credit	881,197	—	881,197
Charitable contribution carryforward	—	—	—	177,155	—	177,155
Valuation allowance	(537,472)		(537,472)
Other	—	—	—	617,779	—	617,779
Total noncurrent	6,961,011	(59,890,545)	(52,929,534)	7,430,472	(6,948,257)	482,215
Total current and noncurrent	$13,058,029	$(60,223,330)	$(47,165,301)	$11,254,871	$(7,202,890)	$4,051,981

For fiscal 2004, the Company filed a consolidated federal income tax return with its parent, PF Management. Under consolidated tax return rules, PF Management was able to utilize the net operating loss and certain other deductions of the Company that could not have otherwise been utilized by the Company on a separate return basis. The tax sharing agreement between PF Management and the Company did not require PF Management to reimburse the Company for the net operating loss and other deductions that could not be utilized on a separate return basis. Accordingly, the Company recorded a noncash distribution to PF Management in the amount of $3,578,169 for the utilization of the Company’s deferred tax assets in PF Management’s consolidated federal income tax return for fiscal 2004. For successor fiscal 2005, the Company will file a consolidated federal income tax return with PF Management and Holding. Due to changes in the Company’s structure, as a result of the Acquisition, the Company does not expect PF Management or Holding to utilize a significant amount of tax attributes generated by the Company for successor fiscal.

At March 5, 2005, federal and state loss carryovers of approximately $12,599,105 and $13,109,061, respectively, are available to offset future federal and state taxable income. The carryover periods range from fifteen to twenty years, which will result in expirations of varying amounts beginning in fiscal 2015 and continuing through fiscal 2025. As a result of the Acquisition, a portion of the federal and state loss carryforwards are subject to limitations on utilization under Internal Revenue Code Section 382. As such, management has evaluated the Company’s ability to utilize those losses and has determined that it is more likely than not that all of the loss carryforwards will be utilized.

At March 5, 2005, the Company also had federal and state tax credit carryforwards of $1,667,182 and $881,197, respectively. The carryover periods range from 7 years to indefinite carryover. As a result of the Acquisition, a portion of the federal and state credit carryforwards is subject to limitations on utilization under Internal Revenue Code Sections 382 and 383. As such, management has evaluated the Company’s ability to utilize those losses and has determined that it is more likely than not that a portion of the federal credits will not be utilized by the Company. A valuation allowance has been established accordingly.

9.                                      LEASED PROPERTIES

The Company leases certain machinery and equipment and furniture and fixtures under leases classified as capital leases.  The leases have original terms ranging from one to eight years.  The assets covered under these leases have carrying values of $1,452,471 and $310,904 at March 5, 2005 and March 6, 2004, respectively.

Certain machinery and equipment and real estate are under operating leases with terms that are effective for varying periods until 2012.  Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee.

At March 5, 2005, minimum rental payments required under operating and capital leases are summarized as follows:

	Minimum Rental Payments
	Operating	Capital
Fiscal Year	Leases	Leases	Total
2006	$3,454,557	$477,605	$3,932,162
2007	3,261,145	270,999	3,532,144
2008	393,502	220,670	614,172
2009	50,343	189,337	239,680
2010	19,440	189,209	208,649
Later years	19,440	110,372	129,812
Total minimum lease payments	$7,198,427	1,458,192	$8,656,619
Less amount representing interest		(167,821)
Present value of minimum lease payments under capital leases (See Note 7, “Financing Arrangements”)		$1,290,371

Rental expense charged to continuing operations is as follows:

	Successor	Predecessor
	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2005	2004	2003
Real estate	$63,244	$222,055	$525,830	$192,396
Equipment	2,535,838	1,375,181	928,190	981,533
Total	$2,599,082	$1,597,236	$1,454,020	$1,173,929

10.                               EMPLOYEE BENEFITS

The Company maintains a 401(k) Retirement Plan for its employees, which provides that the Company will make a matching contribution of up to 50% of an employee’s voluntary contribution, limited to the lesser of 5% of that employee’s annual compensation or $13,000 for predecessor fiscal 2005 and successor fiscal 2005 combined.  The Company’s contributions were $518,368, $494,203 and $484,639 in predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, respectively.

The Company provides employee health insurance benefits to employees.  Medical benefits are provided primarily through self insurance group medical plans.  The Company’s contributions included in operations were $5,134,812, $4,139,845 and $2,833,789, for predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, respectively.

Effective August 1, 2000, the Company adopted the Pierre Foods, Inc. Compensation Exchange Plan. The Plan is a non-qualified deferred compensation plan in which eligible participants consist of highly compensated employees and the Company’s former Board of Directors.  Cash contributions to the Plan were $43,839 during fiscal 2003.   Effective December 31, 2002, the Company terminated the plan.

In connection with the Acquisition the management investors invested approximately $4.9 million in a deferred compensation plan. This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $4.9 million.

11.                               STOCK-BASED COMPENSATION

The following table summarizes changes in shares outstanding under the stock option plan of Holding for successor fiscal 2005:

	Shares	Weighted Average Exercise Price Per Share

Adoption of Plan on June 30, 2004	—
Options granted	127,397	$10.00
Balance at March 5, 2005	127,397	$10.00

Shares available for grant at March 5, 2005	36,381
Shares exercisable at March 5, 2005	6,313

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

At March 5, 2005 excluding long-term debt, the book values of each of the nonderivative financial instruments recorded in the Company’s balance sheet are considered representative of fair value due to variable interest rates, short terms to maturity and/or short length of time outstanding.

The fair value of the Company’s New Notes and Old Notes is estimated based on quoted market prices and interest rates currently available for issuance of debt with similar terms and maturities.  As of March 5, 2005, the fair value of the New Notes was $131,875,000.  As of March 6, 2004, the fair value of the Old Notes was $115,000,000.  The carrying value of all other long-term debt is considered representative of its fair value as of March 5, 2005.

13.                               BUSINESS SEGMENT

During predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, the Company operated solely in the food processing segment.  Note that as a result of the Acquisition described above, the results for predecessor fiscal 2005 and successor fiscal 2005 are combined in the table below in order to provide a more meaningful period-to-period comparison. Sales by major product line are as follows:

	Net Revenues by Source
	Predecessor Fiscal 2005
	And
	Successor Fiscal 2005	Predecessor	Predecessor
	Combined	Fiscal 2004	Fiscal 2003
	(in millions)	(in millions)	(in millions)
Food Processing
Fully-Cooked Protein Products	$255,278,619	$214,738,933	$149,302,819
Microwaveable Sandwiches	147,339,267	136,423,374	119,087,550
Bakery and Other Products	7,797,900	7,387,009	7,948,454
Total Food Processing	$410,415,786	$358,549,316	$276,338,823

Significantly all revenues and long-lived assets are derived from and reside in the United States.

14.                               COMMITMENTS AND CONTINGENCIES

The Company provided a letter of credit in the amount of $4.5 million, $3.5 million and $1.5 million in predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003, respectively, to its insurance carrier for the underwriting of certain performance bonds.  This letter of credit expires in fiscal 2006.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker’s compensation and general liability claims.  Letters of credit for these claims totaled $110,000 in predecessor fiscal 2005 and successor fiscal 2005 combined and $75,000 in both predecessor fiscal 2004 and predecessor fiscal 2003.  In addition, the Company provides secured letters of credit to a limited number of suppliers.  The Company had no letters of credit for suppliers in predecessor fiscal 2005 and successor fiscal 2005 combined.  Letters of credit for suppliers totaled $250,000 in both predecessor fiscal 2004 and predecessor fiscal 2003.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

The following tables summarize our contractual obligations and commitments as of March 5, 2005.

	Commitments by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Letters of credit	$4,560,000	$4,560,000	$—	$—	$—
Purchase commitments for capital projects	1,612,500	1,612,500	—	—	—
Purchase commitments for electricity	2,474,640	2,474,640	—	—	—
Purchase commitments for raw materials	1,187,277	1,187,277	—	—	—
Purchase commitments for natural gas	605,473	605,473	—	—	—
Total	$10,439,890	$10,439,890	$—	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Long-term debt	$262,290,000	$—	$—	$790,000	$261,500,000
Capital lease obligations	1,290,371	421,713	419,464	343,028	106,166
Operating lease obligations	7,198,427	3,454,557	3,654,647	69,783	19,440
Total	$270,778,798	$3,876,270	$4,074,111	$1,202,811	$261,625,606

In conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement which contains certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforward (“NOL”) with respect to periods before the Acquisition, and attributable to expenses relating to the sale of the Company, will be for the benefit of the selling shareholders.  Accordingly, the Company will pay to the selling shareholders the amount of any tax benefit attributable to such NOL, except that the first $4 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement.  The Company has recorded a net long-term liability to the former shareholders totaling $10,190,051 for the estimated obligations under the tax sharing agreement.  This amount is excluded from the table above due to the uncertainty of when such utilization of the NOL will occur.

15.                               SUPPLEMENTAL CASH FLOW INFORMATION—Cash Paid and Non-Cash Transactions

Cash paid for interest, income taxes refunded and non-cash transactions consisting of notes issued for assets acquired, capital lease additions and certain tax benefits utilized by the Parent account for as a distribution to the Parent are as follows:

	Successor	Predecessor
	Fiscal 2005	Fiscal 2005	Fiscal 2004	Fiscal 2003

Cash paid during the period for:
Interest	$13,440,430	$7,915,332	$14,857,594	$13,515,920
Income taxes paid (refunds received)	$1,939,806	$—	$(197,977)	$(68,506)

Non-cash transactions
Restructuring transactions
Assumption of PF Management debt	$—	$14,274,050	$—	$—
Assumption of deferred tax liability for aircraft	$—	$1,576,000	$—	$—
Cancellation of note receivable	$—	$993,247	$—	$—
Cancellation of accrual to PF Purchasing	$—	$3,479,007	$—	$—
Cancellation of accrual to PF Distribution	$—	$535,251	$—	$—
Other	$—	$174,874	$—	$—

Acquisition transactions
Elimination of Predecessor Pierre capital and retained earnings	$4,883,415	$—	$—	$—
Cancellation of receivable from previous Shareholder	$5,000,000	$—	$—	$—
Distribution of plant, property and equipment	$8,476,080	$—	$—	$—
Distribution of other current assets	$9,255	$—	$—	$—
Equity from parent	$250,087,097	$—	$—	$—
Tax sharing liability to previous shareholders	$10,317,601	$—	$—	$—
Valuation of goodwill and other intangibles	$323,626,414	$—	$—	$—
Deferred tax liability	$54,464,900	$—	$—	$—
Adjustment of inventory to fair value	$2,020,948	$—	$—	$—
Adjustment of plant, property and equipment to fair value	$4,438,984	$—	$—	$—

Other transactions
Distribution to parent—tax benefit	$—	$—	$3,578,167	$—
Capital lease additions	$247,536	$1,013,300	$273,208	$73,475
Note issued for assets acquired	$—	$—	$—	$270,983

16.                               TRANSACTIONS WITH RELATED PARTIES

Successor Pierre

In conjunction with or subsequent to the Acquisition, the following relationships and related transactions existed:

•                  In conjunction with the Acquisition, John Grigg, one of the Company’s former directors, was paid a fee at the closing, pursuant to his letter agreement with the Company dated as of January 29, 2004, for professional services performed on behalf of the Company and PFMI.  The fee was approximately $780,952 and was paid from the proceeds to the selling shareholders.

•                  Madison Dearborn Partners IV, L.P. received a fee of $5.0 million at the closing of the Acquisition, plus out-of-pocket expenses incurred in connection with the Acquisition.  MDP may be paid additional fees from time to time in the future for providing management, consulting or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in Holding.

•                  In connection with the Acquisition, Mr. Woodhams and Mr. Naylor, invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.2 million as of March 5, 2005.

•                  In conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement which contains certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforward (“NOL”) with respect to periods before the Acquisition, and attributable to expenses relating to the Acquisition, will be for the benefit of the selling shareholders.  Accordingly, the Company will pay to the selling shareholders the amount of any tax benefit attributable to such NOL, except that the first $4 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement.  The Company has recorded a net long-term liability to the former shareholders totaling $10,190,051 as of March 5, 2005 for the estimated obligations under the tax sharing agreement.

•      Norbert J. Woodhams, one of the Company's Vice Presidents, is the son of Norbert E. Woodhams.  Norbert E. Woodhams is the Company's President, Chief Executive Officer, Director and Chairman of the Board.  In predecessor fiscal 2005 and successor fiscal 2005 combined, Norbert J. Woodhams received a base salary of ninety-two thousand and seven hundred dollars and earned a bonus of forty-seven thousand and eight hundred dollars under the Company's bonus plan.  The base salary and bonus earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

Predecessor Pierre

As described in Note 1 to the Consolidated Financial Statements, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions.  The following related party transactions were specifically permitted under the terms of the Fourth Supplemental Indenture:

•                  Columbia Hill Land Company, LLC, owned 50% by each of Messrs. Richardson and Clark, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998.  Rents paid under the lease were approximately $58,000 and $116,000 in predecessor fiscal 2005 and predecessor fiscal 2004, respectively.

•                  On August 13, 2003, the Company obtained a three year variable rate $40 million revolving credit facility from Fleet Capital Corporation.  Messrs. Richardson and Clark provided guarantees of value and validity of the collateral securing this credit facility; they did not, however, guarantee payment of the facility, nor did they receive guarantee fees.

•      The Company had mutual leasing agreements with certain related individuals and with certain companies in which the previous shareholders had substantial ownership interests.  Total payments under such leasing agreements were approximately $260,000 in predecessor fiscal 2004 and $176,000 in predecessor fiscal 2003.

•                  On March 8, 2004 the Company took title to an aircraft that was transferred from Columbia Hill Aviation, LLC (“CHA”), owned 100% by PFMI, subject to existing purchase money debt.  The aircraft was originally leased by the Company from CHA beginning in the fourth quarter of predecessor fiscal 2002.  Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement.  Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability.  Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew.  During predecessor fiscal 2004 and predecessor fiscal 2003, the Company paid CHA approximately $2.6 million and $3.2 million, respectively, in lease payments.  CHA was not a subsidiary of the Company; however, the Company considered CHA a non-independent special purpose leasing entity.  Accordingly, CHA’s financial condition, results of operations and cash flows have been included in the Company’s Consolidated Financial Statements included herein.  Under the terms of the operating lease with CHA, and the financing agreements between CHA and its creditor, the Company did not maintain the legal rights of ownership to the aircraft, nor did CHA’s creditor maintain any legal recourse to the Company.  Subsequently, as a result of the Acquisition, the aircraft was distributed to a former shareholder.

Any related party transactions described below that were in effect at March 6, 2004 were subsequently terminated as of March 8, 2004 pursuant to the terms of the Fourth Supplemental Indenture.  As a result of the termination of these related party transactions, subsequent to March 8, 2004, the Company performs the purchasing and distribution services internally.  Other related party services are outsourced as necessary at comparable cost.

•                  Columbia Hill Management, Inc. (“Columbia Hill”), owned 50% by each of Messrs. Richardson and Clark, provided accounting, tax and administrative services to Pierre, as well as professional services for the management of special projects.  Fees paid for these services were approximately $203,000 in predecessor fiscal 2004 and $650,000 in predecessor fiscal 2003.

•                  During predecessor fiscal 2004, PFMI owed the Company as much as $993,247 pursuant to a promissory note payable on demand and bearing interest at the prime rate.  Prior to the Acquisition, PFMI was owned in part by Messrs. Richardson and Clark, who have unconditionally guaranteed repayment of the note.  As of March 8, 2004, this note was forgiven in connection with the Fourth Supplemental Indenture.

•                  Effective February 21, 2003, Messrs. Richardson and Clark sold their net assets in Compass Outfitters, LLC, a company that provided team-building opportunities for customers and employees of the Company, to the Company for a total of $270,983.  In exchange for the net assets, the Company issued notes in the amount of $135,491 to each of Messrs. Richardson and Clark.  The notes were five-year notes, bearing interest at 6% per annum, with interest and principal due at maturity.  As of March 8, 2004, in connection with the Fourth Supplemental Indenture, these notes were cancelled.  Fees paid to Compass Outfitters, LLC prior to being sold to the Company were $530,000 in predecessor fiscal 2003.

•                  PF Purchasing, LLC (“PFP”), previously owned 100% by PFMI, served as the exclusive purchasing agent for the Company, pursuant to a three-year agreement that commenced September 3, 2001.  Under the agreement, PFP made an incentive payment of $100,000 per quarter to the Company in consideration of the opportunity to act as exclusive purchasing agent, and in exchange was entitled to receive all rebates or discounts receivable by Pierre from suppliers and vendors for orders negotiated and placed by PFP.  In predecessor fiscal 2004 and predecessor fiscal 2003, net fees paid to PFP were approximately $2,122,000 and $3,960,000, respectively.

•                  Effective March 3, 2002, the Company entered into a logistics agreement with PF Distribution, LLC (“PFD”), owned 100% by PFMI.  Under the agreement, PFD served as the exclusive logistics agent for the Company, and provided all warehousing, fulfillment and transportation services to the Company.  The cost of PFD’s services was based on flat rates per pound, which were calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped.  Rates were determined based on historical costs and industry standards.  In predecessor fiscal 2004, distribution expense recorded in selling, general and administrative expense was approximately $31,126,000 of which approximately $30,999,000 million had been paid to PFD as of March 6, 2004.  In predecessor fiscal 2003, distribution expense recorded in selling, general and administrative expense was approximately $21,544,000 of which approximately $21,254,000 million had been paid to PFD as of March 1, 2003.

•                  Atlantic Cold Storage of Mocksville, LLC (“ACS”), owned one-third each by Messrs. Richardson and Clark, planned to construct and finance a public cold storage warehouse which would lease space to the Company as well as to others.  The proposed agreement with the Company was for 10 years and a minimum of 4,000 pallet positions to be leased as of the first date the facility became operational.  During predecessor fiscal 2001, the Company paid $250,000 to ACS for specialized construction costs.  As of March 8, 2004, in connection with the Fourth Supplemental Indenture, these costs were written-off.

•                  The Company purchases pork products from an entity in which one of the Company’s Principal Shareholders has a substantial ownership interest.  During fiscal 2003, the Company purchased pork products totaling $194,170.

•                  The following transactions were entered into on March 8, 2004 as permitted by the Fourth Supplemental Indenture:

Assumption of PFMI debt	$(14,274,050)
Accrued liabilities to PFP cancelled	3,479,007
Assumption of deferred tax liability for aircraft	(1,576,000)
Note receivable cancelled	(993,247)
Accrued liabilities to PFD cancelled	535,251
Cash received	763,998
Other	(174,874)
Total	$(12,239,915)

Allocated to the following accounts:
Retained Earnings	$11,900,276
Common Stock	339,639
Total	$12,239,915

The $339,639 charge represents the removal of members’ equity of CHA.

All material transactions with affiliates of the Company were reviewed by the entire Board of Directors, where they were approved by a majority of the independent directors.  The directors obtained and relied upon investment banking “fairness” opinions when considering these transactions to the extent required by the indenture governing the Old Notes.

On June 30, 2004, in conjunction with the Acquisition, all previously existing related party transactions were terminated as described in Note 1, “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements.

17.                               RESTATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the Company’s fiscal year 2005 is, by means of this filing, being restated to reflect the following mistatements previously reported:  1)  the tax basis of assets assumed in connection with the Restructuring, 2)  the tax basis of assets and liabilities following the Acquisition, 3)  the classification of professional fees incurred in connection with the Acquisition and related debt transactions and 4)  the calculation of depreciation expense following the Acquisition.

CONSOLIDATED STATEMENT OF OPERATIONS:

	Successor Pierre
	For the Period		For the Period		For the Period
	July 1,2004		September 5,2004		July 1,2004
	Through		Through		Through
	September 4,2004		December 4,2004		December 4,2004
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in thousands, except per share amounts)

REVENUES, NET:	$75,439	$75,439	$111,969	$111,969	$187,408	$187,408

COSTS AND EXPENSES:
Cost of goods sold	59,432	59,432	80,148	80,148	139,580	139,580
Selling, general and administrative expenses	9,555	9,555	15,410	15,410	24,965	24,965
Depreciation and amortization	5,529	5,974	8,146	8,576	13,675	14,550
Total costs and expenses	74,516	74,961	103,704	104,134	178,220	179,095
OPERATING INCOME	923	478	8,265	7,835	9,188	8,313
OTHER INCOME (EXPENSE):
Interest expense	(9,029)	(9,029)	(5,203)	(5,247)	(14,232)	(14,276)
Other income, net	0	0	12	12	12	12
Other expense, net	(9,029)	(9,029)	(5,191)	(5,235)	(14,220)	(14,264)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	(8,106)	(8,551)	3,074	2,600	(5,032)	(5,951)
INCOME TAX (PROVISION) BENEFIT	2,658	2,831	(1,008)	(823)	1,650	2,008
NET INCOME (LOSS)	$(5,448)	$(5,720)	$2,066	$1,777	$(3,382)	$(3,943)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(54.48)	$(57.20)	$20.66	$17.77	$(33.82)	$(39.43)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	100,000	100,000	100,000	100,000	100,000	100,000

CONSOLIDATED BALANCE SHEETS:

	Predecessor Pierre		Succesor Pierre		Succesor Pierre
	June 5, 2004		September 4, 2004		December 4, 2004
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115	$115	$—	$—	$2,143	$2,143
Certificate of deposit of special purpose entity	1,240	1,240	—	—	—	—
Accounts receivable, net	22,198	22,198	29,702	29,702	29,338	29,338
Inventories	42,164	42,164	44,314	44,314	42,991	42,991
Refundable income taxes	20	20	—	—	—	—
Deferred income taxes	3,570	3,570	4,581	4,581	4,581	4,581
Prepaid expenses and other current assets	3,091	3,091	4,134	4,134	3,162	3,162
Total current assets	72,398	72,398	82,731	82,731	82,215	82,215

PROPERTY, PLANT AND EQUIPMENT, NET	60,699	60,699	57,337	56,892	57,183	56,308
OTHER ASSETS:
Other intangibles, net	38,809	38,809	171,346	171,346	164,789	164,789
Goodwill, net	—	—	172,515	174,091	178,335	186,535
Note receivable-related party	—	—	—	—	—	—
Deferred income taxes	482	—	—	—	—	—
Deferred loan origination fees, net	4,451	4,451	8,190	8,190	8,583	9,124
Other	279	279	—	—	—	—
Total other assets	44,021	43,539	352,051	353,627	351,707	360,448
Total Assets	$177,118	$176,636	$492,119	$493,250	$491,105	$498,971

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,145	$5,145	$1,743	$1,743	$282	$282
Trade accounts payable	8,126	8,126	9,927	9,927	8,912	8,912
Accrued payroll and payroll taxes	4,968	4,968	4,813	4,813	5,512	5,512
Accrued interest	173	173	2,479	2,479	5,400	5,400
Accrued promotions	2,910	2,910	3,853	3,853	3,113	3,113
Income taxes payable	—	—	—	—	—	—
Accrued taxes (other than income and payroll)	1,177	1,177	1,315	1,315	1,031	1,031
Other accrued liabilities	722	722	897	897	1,258	1,258
Total current liabilities	23,221	23,221	25,027	25,027	25,508	25,508

LONG-TERM DEBT, less current installments	157,828	157,828	276,555	276,555	267,471	267,471
DEFERRED INCOME TAXES	—	1,094	40,006	41,409	40,962	49,389
OTHER LONG-TERM LIABILITIES	233	233	10,402	10,402	10,523	10,523
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—
SHAREHOLDER’S EQUITY:
Common stock - Class A, 100,000 shares authorized, issued and outstanding at March 5, 2005 and March 6, 2004	29,099	29,099	145,577	145,577	150,023	150,023
Additional paid in capital	—	—	—	—	—	—
Retained earnings (accumulated deficit)	(28,263)	(29,839)	(5,448)	(5,720)	(3,382)	(3,943)
Note receivable-related party	(5,000)	(5,000)	—	—	—	—
Total shareholder’s equity	(4,164)	(5,740)	140,129	139,857	146,641	146,080
Total Liabilities and Shareholder’s Equity	$177,118	$176,636	$492,119	$493,250	$491,105	$498,971

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Predecessor		Successor
		For the Period	For the Period
	Quarter	June 6, 2004	July 1, 2004		Quarter		Quarter
	Ended	Through	Through		Ended		Ended
	June 5, 2004	June 30, 2004	September 4, 2004		December 4, 2004		March 5, 2005
	(Dollars in thousands, except per share amounts)

Operating revenues, net	$92,013	$23,536	$75,439		$111,969		$107,459
Gross profit	$24,968	$3,556	$16,007		$31,821		$29,716
Net income (loss)	$(121)	$(4,143)	$(5,720	)*	$1,777	*	$(386)
Net ncome/(loss) per common share - basic and diluted	$(1.21)	$(41.43)	$(57.20	)*	$17.77	*	$(3.86)

	Predecessor
	Quarters Ended
	5/31/2003	8/30/2003	11/29/2003	3/6/2004

Operating revenues, net	$81,480	$81,248	$93,825	$101,996
Gross profit	$25,260	$23,039	$27,323	$28,693
Net income (loss)	$376	$(1,934)	$1,768	$1,223
Net ncome (loss) per common share - basic and diluted	$3.76	$(19.34)	$17.68	$12.24

*As restated; see Note 17.

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

/S/ NORBERT E. WOODHAMS	/S/ JOSEPH W. MEYERS
Norbert E. Woodhams	Joseph W. Meyers
President and Chief Executive Officer	Vice President, Finance