Form 10-Q
period 2005-06-04
PIERRE FOODS INC
filed 2005-07-19
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 4, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  0-7277

PIERRE FOODS, INC.

(Exact name of registrant as specified in its charter)

North Carolina

(State or other jurisdiction of incorporation or organization)

56-0945643

(I.R.S. Employer Identification No.)

9990 Princeton Road

Cincinnati, Ohio  45246

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:  (513) 874-8741

(Former name,  former address or former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒                   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2005
Class A Common Stock	100,000

PIERRE FOODS, INC.

INDEX

Part I. Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 4, 2005 and March 5, 2005

Condensed Consolidated Statements of Operations – for the thirteen weeks ended June 4, 2005 and for the thirteen weeks ended June 5, 2004

Condensed Consolidated Statement of Shareholder’s Equity - for the thirteen weeks ended June 4, 2005

Condensed Consolidated Statements of Cash Flows – for the thirteen weeks ended June 4, 2005 and for the thirteen weeks ended June 5, 2004

Notes to the Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information:

Item 5. Other Information

Item 6. Exhibits

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	Successor Pierre	Successor Pierre
	June 4, 2005	March 5, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	25,981,290	29,547,340
Inventories	50,013,489	45,448,224
Refundable income taxes	1,915,694	2,906,502
Deferred income taxes	5,764,233	5,764,233
Prepaid expenses and other current assets	4,041,542	2,954,942

Total current assets	87,716,248	86,621,241

PROPERTY, PLANT AND EQUIPMENT, NET	56,678,508	56,284,482

OTHER ASSETS:
Other intangibles, net	152,378,312	158,223,072
Goodwill	186,535,050	186,535,050
Deferred loan origination fees, net	8,586,456	8,923,688

Total other assets	347,499,818	353,681,810

Total Assets	$491,894,574	$496,587,533

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARY

	Successor Pierre	Successor Pierre
	June 4, 2005	March 5, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$364,809	$421,713
Trade accounts payable	10,906,134	11,172,350
Accrued interest	4,838,323	1,832,374
Accrued payroll and payroll taxes	6,449,760	4,663,372
Accrued promotions	3,039,133	3,499,230
Accrued taxes (other than income and payroll)	1,202,053	949,572
Other accrued liabilities	1,149,216	1,420,979

Total current liabilities	27,949,428	23,959,590

LONG-TERM DEBT, less current installments	254,929,068	263,158,658

DEFERRED INCOME TAXES	52,929,534	52,929,534

OTHER LONG-TERM LIABILITIES	10,758,100	10,517,166

Total Liabilities	346,566,130	150,564,948

SHAREHOLDER’S EQUITY:
Common stock – Class A, 100,000 shares authorized, issued and outstanding at June 4, 2005 and March 5, 2005	150,270,094	150,351,972
Retained deficit	(4,941,650)	(4,329,387)

Total shareholder’s equity	145,328,444	146,022,585

Total Liabilities and Shareholder’s Equity	$491,894,574	$496,587,533

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor Pierre	Predecessor Pierre
	Thirteen Weeks Ended
	June 4, 2005	June 5, 2004

REVENUES	$107,734,698	$92,013,282

COSTS AND EXPENSES:
Cost of goods sold	78,340,827	67,045,187
Selling, general and administrative expenses (includes related party transactions totaling $28,920 for the thirteen weeks ended June 5, 2004)	17,038,334	18,838,377
Loss on disposition of property, plant and equipment, net	—	339,921
Depreciation and amortization	7,900,663	1,186,126

Total costs and expenses	103,279,824	87,409,611

OPERATING INCOME	4,454,874	4,603,671

OTHER INCOME (EXPENSE):
Interest expense	(5,471,632)	(4,783,404)
Other income, net	26,523	—

Other expense, net	(5,445,109)	(4,783,404)

LOSS BEFORE INCOME TAX BENEFIT	(990,235)	(179,733)

INCOME TAX BENEFIT	377,972	58,952

NET LOSS	$(612,263)	$(120,781)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(6.12)	$(1.21)

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholder’s Equity

(Unaudited)

	Common	Retained	Total
	Stock	Earnings	Shareholder’s
	Class A	(Deficit)	Equity

BALANCE AT MARCH 5, 2005	$150,351,972	$(4,329,387)	$146,022,585

Net loss	—	(612,263)	(612,263)
Expenses paid on behalf of parent	(81,878)	—	(81,878)

BALANCE AT JUNE 4, 2005	$150,270,094	$(4,941,650)	$145,328,444

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor Pierre	Predecessor Pierre
	Thirteen Weeks Ended
	June 4, 2005	June 5, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(612,263)	$(120,781)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,900,663	1,186,126
Amortization of deferred loan origination fees	382,938	548,339
Loss on disposition of property, plant and equipment, net	—	339,921
Decrease in other assets	—	17,859
Increase (decrease) in other long-term liabilities	240,934	(94,477)
Changes in operating assets and liabilities:
Receivables	3,566,050	3,443,376
Inventories	(4,565,265)	(3,190,551)
Refundable income taxes, prepaid expenses and other current assets	(95,792)	56,199
Trade accounts payable and other accrued liabilities	4,046,742	(2,365,972)

Total adjustments	11,476,270	(59,180)

Net cash provided by (used in) operating activities	10,864,007	(179,961)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(2,449,928)	(1,543,062)

Net cash used in investing activities	(2,449,928)	(1,543,062)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings (repayments) of revolving credit agreement	$(790,000)	$6,144,555
Principal payments on long-term debt	(7,496,494)	(1,139,342)
Loan origination fees	(45,707)	(3,371,999)
Return of capital to parent	(81,878)	—

Net cash provided by (used in) financing activities	(8,414,079)	1,633,214

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(89,809)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	204,865

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$115,056

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation and Acquisition

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

Basis of Presentation and Acquisition.  On June 30, 2004, the shareholders of PF Management, Inc. (“PFMI”), the sole shareholder of the Company, sold their shares of stock in PFMI (the “Acquisition”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).

The unaudited condensed consolidated financial statements of Pierre and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on June 3, 2005 (“Form 10-K”).

The financial information as of March 5, 2005 included in these financial statements has been derived from the Company’s audited condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company for the interim periods. The results of interim operations are not necessarily indicative of the results to be expected for the full fiscal year, and as noted above, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Form 10-K.  The Company’s current accounting policies are consistent with those described in the notes to the Company’s March 5, 2005 audited condensed consolidated financial statements.

Included in this report are interim unaudited condensed consolidated financial statements that contain all adjustments necessary to present fairly the financial position as of June 4, 2005, the results of operations for the thirteen week periods ended June 4, 2005 and June 5, 2004, the cash flows of the Company for the thirteen weeks ended June 4, 2005 and June 5, 2004 and the statement of shareholder’s equity for the thirteen week period ended June 4, 2005.  The thirteen week periods ended June 4, 2005 and June 5, 2004 are referred to as “successor first quarter 2006” and “predecessor first quarter 2005”, respectively.  Financial statement presentation used for predecessor first quarter 2005 has been reclassified, where applicable, to conform to financial statement presentation used for successor first quarter 2006.

The fair value adjustments related to the Acquisition, which have been pushed down to the Company from Holding, primarily include adjustments in property, plant and equipment, inventory, goodwill, other intangible assets and related deferred taxes.

The Company reports the results of its operations using a 52-53 week basis.  In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

In connection with the Acquisition, the following occurred:

•                  The Company merged with Pierre Merger Corp., an affiliate of MDP with the Company being the surviving corporation following the merger.

•                  The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility.  See Note 7, “Financing Arrangements,” to the Company’s Condensed Consolidated Financial Statements included in Form 10-K.

•                  The Company terminated its few remaining related party transactions (described in Note 9, “Related Party Transactions,” to the Condensed Consolidated Financial Statements), transferred miscellaneous assets to Messrs. Richardson and Clark, the Company’s former Chairman and Vice Chairman, respectively, including the Company’s airplane, which was distributed to Mr. Richardson.

•                  Pierre Merger Corp. closed a cash tender offer and consent solicitation for the Company’s old notes outstanding prior to the Acquisition (the “Old Notes”).  Holders of approximately $106.3 million, or approximately 92%, of aggregate principal amount of the Company’s outstanding Old Notes tendered their Old Notes.  The Company, as the surviving corporation of the merger with Pierre Merger Corp., accepted and paid for all Old Notes tendered pursuant to the tender offer.  A redemption notice for the Old Notes not tendered (approximately $8.7 million) was issued on June 30, 2004 and these Old Notes were redeemed on July 20, 2004.

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

The following table presents unaudited pro forma information for predecessor first quarter 2005, as if the Acquisition had occurred on March 7, 2004 (the first day of fiscal 2005).

	Predecessor
	First Quarter
	2005
	Actual	Pro Forma

Revenues	$92,013,282	$92,004,678
Net loss	$(120,781)	$(2,812,112)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had been acquired by MDP on March 7, 2004.

Included in these pro forma results are certain predecessor fees that the Company does not expect to incur in the future. These include professional fees, primarily related to the restructuring of the Fourth Supplemental Indenture on March 8, 2004. For predecessor first quarter 2005, these fees amounted to $2,255,501.  No such fees existed for the successor first quarter 2006.

Other predecessor expenses included in these pro forma results that are no longer expected to be incurred include outside Board of Director fees, community relations and donations to our former shareholder’s alma mater. For predecessor first quarter 2005, these fees amounted to $477,828.

The unaudited pro forma condensed consolidated financial statements reflect the Acquisition of the Company in accordance with Financial Accounting Standard No. 141 (“FAS 141”) —“Business Combinations” and Financial Accounting Standard No. 142 (“FAS 142”) —“Goodwill and Other Intangible Assets”.

The Acquisition was recorded under the purchase method of accounting.  The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition.  The allocation of the purchase price was as follows:

Current assets	$75,727,665
Plant, property and equipment	57,857,942
Non-current assets	4,283,121
Goodwill	186,535,050
Other intangibles	175,900,000
Debt and other liabilities assumed	(239,899,080)

Net assets acquired	$260,404,698

The Company obtained outside appraisals of acquired assets and liabilities in successor fiscal 2005. Deferred tax liabilities have been finalized based on the final allocation of the purchase price and the determination of the tax basis of the assets and liabilities acquired.

2.              Stock-Based Compensation

On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company.  There were no Options granted during successor first quarter 2006.  At June 4, 2005, options to purchase a total of 127,397 shares of common stock of Holding had been issued to members of management of the Company (the “Options”) and 36,381 were reserved for future issuance.  All outstanding Options were granted at $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

The Company treats the Options as stock-based employee compensation for employees of the Company.  As permitted under GAAP, the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense has been recognized for the Options in its condensed consolidated statements of operations.  Had compensation expense for the Options been determined in accordance with the minimum value approach as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net loss and loss per share would have been the following (in thousands, except per share data):

Successor Pierre Thirteen Weeks Ended June 4, 2005
Net loss as reported	$(612,263)
Minimum value of stock-based compensation, net of tax	(8,808)
Net loss pro forma	$(621,071)

Basic and diluted loss per share, as reported	$(6.12)
Basic and diluted loss per share, pro forma	$(6.21)

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

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123R”) which is effective for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in SFAS 123R). The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as to the unvested portion of awards granted prior to adoption of the standard.  As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

3.              Inventories

A summary of inventories, by major classifications, follows:

	June 4, 2005	March 5, 2005

Manufacturing supplies	$1,769,013	$1,684,290
Raw materials	6,410,721	6,530,663
Finished goods	41,820,038	37,226,388
Work in process	13,717	6,883
Total	$50,013,489	$45,448,224

4.              Long-Term Debt

Long-term debt is comprised of the following:

	June 4, 2005	March 5, 2005

9.875% Senior Notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates maturing 2010	129,125,000	136,500,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates maturing 2009	—	790,000
0.0% to 11.49% capitalized lease obligations maturing through 2011	1,168,877	1, 290,371

Total long-term debt	255,293,877	263,580,371
Less current installments	364,809	421,713
Long-term debt, less current installments	$254,929,068	$263,158,658

On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter and required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); required the termination of all related party transactions, except for certain specifically-permitted transactions (see Note 9, “Related Party Transactions”) to the Condensed Consolidated Financial Statements; provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PFMI and waived any and all defaults of the Indenture existing as of March 8, 2004.

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PFMI; cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation (“CHA”); $3.5 million owed to PF Purchasing; $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture.  We refer to these transactions as the “Restructuring”.

On June 30, 2004, the shareholders of PFMI closed the sale of their shares of stock of PFMI to Holding; see Note 1, “Basis of Presentation and Acquisition,” to the Condensed Consolidated Financial Statements.  Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility.  Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.  Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rate for borrowings under the new revolving credit facility and the new term loan at June 4, 2005 was 7.75% (prime plus 1.75%).  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  In addition to the scheduled quarterly payments, the Company made prepayments on the term loan totaling $12.4 million during successor fiscal 2005, which satisfied all scheduled quarterly payment requirements.  Prepayments on the term loan totaling $7.4 million were made during successor first quarter 2006.  The remaining outstanding balance of $129.1 million as of June 4, 2005 is due on June 5, 2010.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

Also in conjunction with the Acquisition, the Company issued $125.0 million of 9 7/8% Senior Subordinated Notes due 2012 (the “New Notes”). The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PFMI assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 1, “Basis of Presentation and Acquisition” to the Condensed Consolidated Financial Statements and redeeming the Old Notes not tendered.  As of June 4, 2005, the Company had no outstanding borrowings under its revolving credit facility and had borrowing availability of approximately $35.4 million.

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

In accordance with Financial Accounting Standard No. 142—“Goodwill and Other Intangible Assets” (“SFAS 142”), the Company tests recorded goodwill and other intangible assets with indefinite lives for impairment at least annually. All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144.  Based on the Company’s review and the review performed by third parties, no impairment existed at June 4, 2005 or March 5, 2005.

The Company’s amortizable other intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets are as follows:

		As of June 4, 2005			As of March 5, 2005
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Formulas	15	$95,000,000	$13,955,320	$81,044,680	$95,000,000	$10,380,233	$84,619,767
Tradename and trademarks	12-20	20,100,000	1,915,447	18,184,553	20,100,000	1,409,337	18,690,663
Customer relationships	12	28,500,000	6,195,805	22,304,195	28,500,000	4,851,794	23,648,206
Licensing agreements	10	12,100,000	1,455,116	10,644,884	12,100,000	1,035,564	11,064,436

Total amortizable intangible assets		$155,700,000	$23,521,688	$132,178,312	$155,700,000	$17,676,928	$138,023,072

	As of June 4, 2005		As of March 5, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unamortizable intangible assets:
Tradename	$20,200,000	—	$20,200,000	—
Goodwill	186,535,050	—	186,535,050	—
Total unamortizable intangible assets	$206,735,050	—	$206,735,050	—

The future amortization of other intangible assets (in thousands) for the next five fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011

Formulas	$12,671	$11,165	$9,761	$8,468	$7,030
Tradename and trademarks	1,919	1,821	1,732	1,646	1,539
Customer relationships	4,011	3,358	2,874	2,391	1,869
Licensing agreements	1,569	1,495	1,426	1,361	1,239

6.              Comprehensive Income

Total comprehensive loss is comprised solely of net loss in successor first quarter 2006 and predecessor first quarter 2005.

7.              Supplemental Cash Flow Disclosures - Cash Paid During the Period and Non-Cash Transactions

	Successor Pierre	Predecessor Pierre
	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	June 4, 2005	June 5, 2004

Cash paid during the period for:
Interest	$2,080,565	$7,293,586
Income taxes refunds received, net of payments	$1,368,780	$—

Non-cash transactions
Restructuring transactions
Assumption of PFMI debt	$—	$14,274,050
Cancellation of note receivable	$—	$993,247
Cancellation of accrual to PF Purchasing	$—	$3,479,007
Cancellation of accrual to PF Distribution	$—	$535,251
Assumption of deferred tax liability for aircraft	$—	$1,576,000
Other	$—	$174,874

8.              Recently Issued Accounting Guidance

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS  151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS 151, effective March 5, 2006 for its fiscal 2007 condensed consolidated financial statements. Management is currently evaluating the impact the adoption of the provisions of SFAS 151 will have on the Company’s condensed consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”.  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”.  The Company will adopt the provisions of SFAS 154, effective March 5, 2006 for its fiscal 2007 condensed consolidated financial statements.  Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s condensed consolidated financial statements.

9.              Related Party Transactions

Successor Pierre

At June 4, 2005, there were no significant changes in related party transactions from those described at March 5, 2005 in the Company’s Form 10-K.

Predecessor Pierre

As described in Note 4, “Long-Term Debt” to the Condensed Consolidated Financial Statements, on March 8, 2004, following a consent solicitation in which a majority of the holders of the Company’s outstanding Old Notes consented to a Fourth Supplemental Indenture between the Company and the Trustee, the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture limited future related party transactions and required the termination of all related party transactions, except for certain specifically-permitted transactions.

The following related party transactions were specifically permitted under the terms of the Fourth Supplemental Indenture:

•                  Columbia Hill Land Company, LLC, owned 50% by each of James C. Richardson and David R. Clark, the Company’s then Chairman and Vice-Chairman, respectively, leased office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $29,000 during predecessor first quarter 2005.

•                  On March 8, 2004 the Company took title to an aircraft that was transferred from CHA, owned 100% by PFMI, subject to existing purchase money debt. The aircraft was originally leased by the Company from CHA beginning in the fourth quarter of fiscal 2002. Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement. Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability. Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew.

All other related party transactions that were in effect at March 6, 2004 were terminated as of March 8, 2004 pursuant to the terms of the Fourth Supplemental Indenture. As a result of the termination of these related party transactions, subsequent to March 8, 2004, the Company has performed its purchasing and distribution services internally.

The following transactions were entered into on March 8, 2004 as permitted by the Fourth Supplemental Indenture:

Assumption of PFMI debt	$(14,274,050)
Accrued liabilities to PF Purchasing cancelled	3,479,007
Assumption of deferred tax liability for aircraft	(1,576,000)
Note receivable cancelled	(993,247)
Accrued liabilities to PF Distribution cancelled	535,251
Cash received	763,998
Other	(174,874)
Total	$(12,239,915)

Allocated to the following accounts:
Retained earnings	$11,900,276
Common stock	339,639
Total	$12,239,915

The $339,639 charge represents the removal of members’ equity of CHA.

On June 30, 2004, in conjunction with the sale by the shareholders of PFMI of their shares of stock of PFMI to Holding, all predecessor Pierre related party transactions were terminated as described in Note 1, “Basis of Presentation and Acquisition” to the Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Successor First Quarter 2006 Compared to Predecessor First Quarter 2005

As a result of the Acquisition as described in Note 1, “Basis of Presentation and Acquisition,” to the Condensed Consolidated Financial Statements and elsewhere in this report, the following results of operations comparisons demonstrate a significant difference between compared periods.  The Acquisition on June 30, 2004 was accounted for under the purchase method of accounting resulting in an increase in the basis of the Company’s assets.  Due to the change in basis, the Company’s results of operations and those of the Company’s predecessor are not considered comparable.  The Company’s results of operations include amortization related to the identifiable intangible assets and interest expense related to the borrowings incurred in connection with the Acquisition.

Revenues, net.  Net revenues increased by $15.7 million in successor first quarter 2006 compared to predecessor first quarter 2005, or 17.1%. The increase in net revenues for successor first quarter 2006 versus the prior year comparable period is primarily due to increased sales volume in most of the Company’s end-market segments, particularly in the National Accounts and Schools business divisions.  Price increases implemented during the second and third quarters of the prior year, in response to higher raw material prices, further drove net revenue growth.

Cost of goods sold. Cost of goods sold increased by $11.3 million in successor first quarter 2006 compared to predecessor first quarter 2005, or 16.8%.  This increase was primarily due to (1) increased costs as a result of increased net revenues due to substantial volume growth; (2) increased raw material prices; and (3) increased incentive compensation expense of $0.4 million; offset by (4) a decrease of start-up costs of $1.4 million associated with a prior year National Accounts restaurant chain customer and (5) a favorable variance in product mix as a result of increased sales of lower cost products.  As a percentage of revenues, cost of goods sold decreased from 72.9% to 72.7%.

Selling, general and administrative. Selling, general and administrative expenses decreased by $1.8 million in successor first quarter 2006 compared to predecessor first quarter 2005, or 9.6%. As a percentage of revenues, selling, general and administrative expenses decreased from 20.5% to 15.8%. This decrease was primarily due to (1) the elimination of expenses related to the previous shareholders as a result of the Acquisition of $4.9 million; offset by (2) an increase in incentive compensation; (3) an increase in freight charges due to increased sales volume, higher costs for the storage of increased inventory and higher fuel surcharges impacted by the price of crude oil; (4) an increase in selling expense due to increased sales volume and (5) a non-cash deferred compensation charge related to the management team’s investment in the Acquisition.  Expenses associated with the previous shareholders in predecessor first quarter 2005 that were not present in successor first quarter 2006 and are not expected to be incurred in the future include the following:

Predecessor
First Quarter
(in millions)	2005

Compensation expense (a)	$0.9

Travel and entertainment (b)	0.7

Office expense(c)	0.1

Aircraft expense (d)	0.3

Compass Outfitters (e)	0.1

Professional fees (f)	2.3

Previous shareholders’ other expenses (g)	0.5

Total	$4.9

Compensation expense (a) relates to personnel who were terminated in connection with the sale of the Company and will not be replaced. Travel and entertainment (b) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the sale of the Company. Office Expense (c) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the Acquisition. Aircraft expense (d) relates to the leasing of an aircraft owned by CHA which was formerly a subsidiary of PFMI, which was retained by the selling shareholders. Compass Outfitters (e) relates to expense incurred in connection with an asset that was retained by the selling shareholders. The professional fees (f) primarily related to the Restructuring and to the Acquisition. The previous shareholders’ other expenses (g) relate to outside board of director fees, community relations, and contributions made to the former owner’s alma mater.

Depreciation and Amortization. Depreciation and amortization expense increased in successor first quarter 2006 compared to predecessor first quarter 2005 by $6.7 million. This is primarily due to the amortization related to the allocation of the Acquisition purchase price to other intangible assets in successor first quarter 2006, amounting to $5.8 million.  In addition, depreciation expense increased as a result of the allocation of the Acquisition purchase price and re-valuation of property, plant and equipment as a result of purchase accounting due to the Acquisition.

Other Expense. Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on a revolving loan, both of which were entered into in connection with the Acquisition. Interest expense increased in successor first quarter 2006 compared with predecessor first quarter 2005 by $0.7 million, or 13.8%. This is due to the additional debt incurred as a result of the Acquisition.

 Income taxes. The effective tax rate for successor first quarter 2006 was 38.17% compared to 32.8% for predecessor first quarter 2005.

Liquidity and Capital Resources

Net cash provided by operating activities for successor first quarter 2006 was $10.9 million compared to net cash used in operating activities of $0.2 million for predecessor first quarter 2005. The primary components of the net cash provided by operating activities for successor first quarter 2006 were: (1) depreciation and amortization of $7.9 million; (2) an increase in trade accounts payable and other accrued liabilities of $4.0 million and (3) a decrease in accounts receivable of $3.6 million; offset by (4) an increase in inventory of $4.6 million.

Net cash used in investing activities for successor first quarter 2006 was $2.4 million compared to $1.5 million for predecessor first quarter 2005.  Net cash used in investing activities consists of capital expenditures for both successor first quarter 2006 and predecessor first quarter 2005, which consisted of various plant improvements and routine capital expenditures.

Net cash used in financing activities for successor first quarter 2006 was $8.4 million compared to net cash provided by financing activities of $1.6 million for predecessor first quarter 2005. Net cash used in financing activities for successor first quarter 2006 was due primarily to: (1) net repayments under the revolving credit agreement of $0.8 million and (2) principal payments on long-term debt of $7.5 million.

As of June 4, 2005, the Company had no cash and cash equivalents on hand, no outstanding borrowings under its revolving credit facility and borrowing availability of approximately $35.4 million.  Also as of June 4, 2005, the Company had borrowings under its term loan of $129.1 million and $125.0 million of the New Notes outstanding.

The Company has budgeted approximately $10.1 million for capital expenditures for the remainder of fiscal 2006.  These expenditures include a provision for capacity expansion, system upgrades and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its new $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.

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

On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Company entered into the Fourth Supplemental Indenture with the Trustee. See Note 1, “Basis of Presentation and Acquisition,” to the Condensed Consolidated Financial Statements. Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; cancelled the $1.0 million related party note receivable from its former principal shareholders; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to CHA; $3.5 million owed to PF Purchasing and $0.5 million owed to PF Distribution; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. The Company assumed $15.3 million of subordinated debt of PFMI in connection with the execution of the Fourth Supplemental Indenture and cancelled the $1.0 million related party note receivable against the debt assumed from PFMI.

On June 30, 2004, the shareholders of PFMI closed the Acquisition (see Note 1, “Basis of Presentation and Acquisition,” to the Condensed Consolidated Financial Statements).  Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility.  Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.  Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rate for borrowings under the new revolving credit facility at March 5, 2005 was 7.5% (prime plus 1.75%).  Repayment of borrowings under the term loan is $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  In addition to the scheduled quarterly payment, prepayments on the term loan totaling $12.4 million were made during successor fiscal 2005.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.

Also in conjunction with the Acquisition, the Company issued the New Notes. The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PFMI assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 1, “Basis of Presentation and Acquisition,” to the Condensed Consolidated Financial Statements, and redeeming the Old Notes not tendered.

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

Revenue Recognition.  Revenue from sales of food processing products is recorded at the time title transfers.  Standard shipping terms are FOB destination, therefore, title passes at the time the product is delivered to the customer.  Revenue is recognized as the net amount to be received after deductions for estimated discounts, product returns and other allowances.  These estimates are based on historical trends and expected future liabilities (see also Promotions below).

Goodwill and Other Intangible Assets.  In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes of the Company’s goodwill and other intangibles. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements and certain trade names and trademarks.

In accordance with SFAS 142—“Goodwill and Other Intangible Assets”, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of March 5, 2005, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review.  There were not any impairment charges as a result of this review.

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

Concentration of Credit Risk and Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers.  Sales to the Company’s largest customer were approximately 25% and 28% of revenues for successor first quarter 2006 and predecessor first quarter 2005, respectively.  Accounts receivable at June 4, 2005 and March 5, 2005 included receivables from the Company’s largest customer totaling $3.8 million and $3.7 million, respectively.

Stock-Based Compensation.  The Company treats the options to purchase shares of common stock of Holding issued to employees of the Company (“Options”) as stock-based compensation for employees of the Company.  As permitted under GAAP, the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense has been recognized for the stock option plan in the Company’s condensed consolidated statements of operations.

New Accounting Pronouncements.  In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS  151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials

(spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS 151, effective March 5, 2006 for its fiscal 2007 condensed consolidated financial statements. Management is currently evaluating the impact the adoption of the provisions of SFAS 151 will have on the Company’s condensed consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”.  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. The Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The Statement replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”.  The Company will adopt the provisions of SFAS 154, effective March 5, 2006 for its fiscal 2007 condensed consolidated financial statements.  Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s condensed consolidated financial statements.

Seasonality

Except for sales to school districts, which represent approximately 18% of the Company’s total sales annually and which decline significantly during summer, late November and December, there is no other significant seasonal variation in the Company’s sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the Company’s Annual Report on Form 10-K, the Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices.  Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at June 4, 2005 or March 5, 2005.  Certain of the Company’s outstanding nonderivative financial instruments at June 4, 2005 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.  In successor first quarter 2006, beef, pork, chicken and cheese prices (increased)/decreased approximately (4%), 20%, (3%) and 5%, respectively, compared to the prices at the fiscal year ended March 5, 2005. The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. There was no significant change in market risk during first quarter 2006.

The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at June 4, 2005 have not changed materially since March 5, 2005. Of the long-term debt outstanding at June 4, 2005, the $125.0 million of New Notes accrue interest at a fixed interest rate, while the $129.1 million outstanding borrowings under the term loan facility and the revolving credit facility accrue interest at a variable interest rate. At June 4, 2005, there was no outstanding balance under the revolving credit facility.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during successor first quarter 2006 would have increased net loss for that period by approximately $85,045.

Cautionary Statement As To Forward Looking Information

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the business, operations, financial results and future prospects of the Company.  Forward-looking statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.  These statements may involve risks and uncertainties related to, among other things:

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the chief executive officer and the principal accounting officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective.  Also as of the end of the period covered by this report, the Company transitioned its financial system to a new software package.  Implementation of the new software package involved changes to the Company’s procedures for control over financial reporting.  The new software package was subjected to testing prior to and subsequent to June 5, 2005 and is functioning to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company has not experienced any significant difficulties to date in connection with the implementation or operation of the new software package.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)  Exhibits

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

PIERRE FOODS, INC.

/s/ Norbert E. Woodhams
By: Norbert E. Woodhams
President and Chief Executive Officer
Dated: July 18, 2005

/s/ Joseph W. Meyers
By: Joseph W. Meyers
Vice President, Finance
Dated: July 18, 2005