Form 10-Q
period 2005-09-03
PIERRE FOODS INC
filed 2005-10-18
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2005
Class A Common Stock	100,000

PIERRE FOODS, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - September 3, 2005 and March 5, 2005

Condensed Consolidated Statements of Operations – for the thirteen weeks ended September 3, 2005 and for the periods from June 6, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004

Condensed Consolidated Statements of Operations – for the twenty-six weeks ended
September 3, 2005 and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004

Condensed Consolidated Statement of Shareholder’s Equity – for the twenty-six weeks ended September 3, 2005

Condensed Consolidated Statements of Cash Flows – for the twenty-six weeks ended
September 3, 2005 and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004

Notes to the Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information:

Item 6. Exhibits

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Successor Pierre
	September 3, 2005	March 5, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	30,465,533	29,547,340
Inventories	49,795,172	45,448,224
Refundable income taxes	2,228,738	2,906,502
Deferred income taxes	5,764,233	5,764,233
Prepaid expenses and other current assets	4,071,456	2,954,942

Total current assets	92,325,132	86,621,241

PROPERTY, PLANT AND EQUIPMENT, NET	56,472,047	56,284,482

OTHER ASSETS:
Other intangibles, net	146,533,552	158,223,072
Goodwill	186,535,050	186,535,050
Deferred loan origination fees, net	8,227,816	8,923,688

Total other assets	341,296,418	353,681,810

Total Assets	$490,093,597	$496,587,533

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Successor Pierre
	September 3, 2005	March 5, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$301,959	$421,713
Trade accounts payable	9,736,590	11,172,350
Accrued interest	1,850,250	1,832,374
Accrued payroll and payroll taxes	6,064,813	4,663,372
Accrued promotions	3,810,274	3,499,230
Accrued taxes (other than income and payroll)	1,035,071	949,572
Other accrued liabilities	1,495,567	1,420,979

Total current liabilities	24,294,524	23,959,590

LONG-TERM DEBT, less current installments	260,414,359	263,158,658

DEFERRED INCOME TAXES	52,137,864	52,929,534

OTHER LONG-TERM LIABILITIES	9,475,534	10,517,166

Total Liabilities	346,322,281	350,564,948

SHAREHOLDER’S EQUITY:
Common stock – Class A, 100,000 shares authorized, issued and outstanding at September 3, 2005 and March 5, 2005	150,267,522	150,351,972
Retained deficit	(6,496,206)	(4,329,387)

Total shareholder’s equity	143,771,316	146,022,585

Total Liabilities and Shareholder’s Equity	$490,093,597	$496,587,533

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor Pierre		Predecessor Pierre
	For the	For the Period	For the Period
	Thirteen Weeks	July 1, 2004	June 6, 2004
	Ended	Through	Through
	September 3, 2005	September 4, 2004	June 30, 2004

REVENUES	$99,180,153	$75,439,415	$23,535,282

COSTS AND EXPENSES:
Cost of goods sold	73,790,865	59,432,272	19,980,334
Selling, general and administrative expenses (includes related party transactions totaling $37,690 and $52,095 for the thirteen weeks ended September 3, 2005 and the thirteen weeks ended September 4, 2004, respectively)	16,164,970	9,554,960	7,608,480
Depreciation and amortization	7,585,945	5,972,918	358,777

Total costs and expenses	97,541,780	74,960,150	27,947,591

OPERATING INCOME (LOSS)	1,638,373	479,265	(4,412,309)

OTHER INCOME (EXPENSE):
Interest expense	(5,479,488)	(9,029,105)	(1,754,115)
Other income, net	8,152	—	1,784

Other expense, net	(5,471,336)	(9,029,105)	(1,752,331)

LOSS BEFORE INCOME TAX BENEFIT	(3,832,963)	(8,549,840)	(6,164,640)

INCOME TAX BENEFIT	2,278,407	2,831,071	2,021,385

NET LOSS	$(1,554,556)	$(5,718,769)	$(4,143,255)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(15.55)	$(57.19)	$(41.43)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor Pierre		Predecessor Pierre
	For the	For the Period	For the Period
	Twenty-Six Weeks	July 1, 2004	March 7, 2004
	Ended	Through	Through
	September 3, 2005	September 4, 2004	June 30, 2004

REVENUES	$206,914,851	$75,439,415	$115,548,564

COSTS AND EXPENSES:
Cost of goods sold	152,131,692	59,432,272	87,025,521
Selling, general and administrative expenses (includes related party transactions totaling $67,934 and $138,047 for the twenty-six weeks ended September 3, 2005 and the twenty-six weeks ended September 4, 2004, respectively)	33,203,304	9,554,960	26,446,857
Loss on disposition of property, plant and equipment, net	—	—	339,921
Depreciation and amortization	15,486,608	5,972,918	1,544,903

Total costs and expenses	200,821,604	74,960,150	115,357,202

OPERATING INCOME	6,093,247	479,265	191,362

OTHER INCOME (EXPENSE):
Interest expense	(10,951,120)	(9,029,105)	(6,537,519)
Other income, net	34,675	—	1,784

Other expense, net	(10,916,445)	(9,029,105)	(6,535,735)

LOSS BEFORE INCOME TAX BENEFIT	(4,823,198)	(8,549,840)	(6,344,373)

INCOME TAX BENEFIT	2,656,379	2,831,071	2,080,338

NET LOSS	$(2,166,819)	$(5,718,769)	$(4,264,035)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(21.67)	$(57.19)	$(42.64)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholder’s Equity

For the Twenty-Six Weeks Ended September 3, 2005

(Unaudited)

	Common		Total
	Stock	Retained	Shareholder’s
	Class A	Deficit	Equity

BALANCE AT MARCH 5, 2005	$150,351,972	$(4,329,387)	$146,022,585

Net loss	—	(2,166,819)	(2,166,819)
Expenses paid on behalf of parent	(84,450)	—	(84,450)

BALANCE AT SEPTEMBER 3, 2005	$150,267,522	$(6,496,206)	$143,771,316

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor Pierre		Predecessor Pierre
	For the	For the Period	For the Period
	Twenty-Six Weeks	July 1, 2004	March 7, 2004
	Ended	Through	Through
	September 3, 2005	September 4, 2004	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,166,819)	$(5,718,769)	$(4,264,035)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,486,608	5,972,918	1,544,903
Amortization of deferred loan origination fees	745,544	220,888	716,478
Change in deferred income taxes	(791,670)	76,044	(2,080,338)
Write-off of deferred loan origination fees	—	4,283,122	—
Loss on disposition of property, plant and equipment, net	—	—	339,921
Decrease in other assets	—	—	296,694
Increase (decrease) in other long-term liabilities	(1,041,632)	84,115	(94,477)
Changes in operating assets and liabilities:
Receivables	(918,193)	(9,721,073)	5,660,719
Inventories	(4,346,948)	1,592,762	(4,911,529)
Refundable income taxes, prepaid expenses and other current assets	(438,750)	(4,816,006)	949,584
Trade accounts payable and other accrued liabilities	454,686	614,359	2,227,855
Total adjustments	9,149,645	(1,692,871)	4,649,810
Net cash provided by (used in) operating activities	6,982,826	(7,411,640)	385,775

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,984,650)	(455,416)	(2,084,160)
Net cash used in investing activities	(3,984,650)	(455,416)	(2,084,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of revolving credit agreement	4,752,000	(18,492,886)	7,712,901
Principal payments on long-term debt	(7,616,053)	(414,557)	(673,526)
Loan origination fees	(49,673)	(8,410,987)	(3,371,999)
Payoff of Old Notes	—	(115,000,000)	—
Issuance of New Notes	—	125,000,000	—
Borrowings under new term loan	—	150,000,000	—
Repayment of debt in conjunction with the Acquisition	—	(29,048,031)	—
Termination of certificate of deposit	—	1,262,245	—
Return of capital to parent	(84,450)	(99,202,584)	—
Net cash provided by (used in) financing activities	(2,998,176)	5,693,200	3,667,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,173,856)	1,968,991

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	2,173,856	204,865

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$2,173,856

See accompanying notes to unaudited condensed consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                Basis of Presentation and Acquisition

Pierre Foods, Inc. (the “Company” or “Pierre”) is a manufacturer and marketer of high-quality, differentiated processed food solutions, focusing on formed, pre-cooked protein products and hand-held convenience sandwiches.  The Company’s products include beef, poultry, pork, cheese and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips and boneless, barbecued pork rib products.  Pierre markets its pre-cooked protein products to a broad array of customers that includes restaurant chains, schools and other foodservice providers.

Basis of Presentation and Acquisition.  On June 30, 2004, the shareholders of PF Management, Inc. (“PFMI”), the sole shareholder of the Company, sold their shares of stock in PFMI (the “Acquisition”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).

The unaudited condensed consolidated financial statements of Pierre and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on June 3, 2005 (“Form 10-K”).

The financial information as of March 5, 2005 included in these financial statements has been derived from the Company’s audited consolidated financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company for the interim periods. The results of interim operations are not necessarily indicative of the results to be expected for the full fiscal year, and as noted above, should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K.  The Company’s current accounting policies are consistent with those described in the notes to the Company’s March 5, 2005 audited consolidated financial statements.

Included in this report are interim unaudited condensed consolidated financial statements that contain all adjustments necessary to present fairly the financial position as of September 3, 2005, the results of operations for the thirteen week period ended September 3, 2005 and for the periods from June 6, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004, the results of operations for the twenty-six week period ended September 3, 2005 and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004, the cash flows of the Company for the twenty-six weeks ended September 3, 2005 and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through September 4, 2004 and the statement of shareholder’s equity for the twenty-six week period ended September 3, 2005.  The thirteen and twenty-six week periods ended September 3, 2005 are referred to as “successor second quarter 2006” and “successor fiscal 2006”, respectively.  The periods from June 6, 2004 through June 30, 2004 and March 7, 2004 through June 30, 2004 are referred to as “predecessor second quarter 2005” and “predecessor fiscal 2005”, respectively.  The period from July 1, 2004 through September 4, 2004 is referred to as “successor fiscal 2005.”  The thirteen and twenty-six week periods ended September 4, 2004 are referred to as “predecessor second quarter 2005 and successor fiscal 2005 combined” and “predecessor fiscal 2005 and successor fiscal 2005 combined,” respectively.  Financial statement presentation used for predecessor second quarter 2005, predecessor fiscal 2005 and successor fiscal 2005 have been reclassified, where applicable, to conform to financial statement presentation used for successor second quarter 2006 and successor fiscal 2006.

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

•                  The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable rate $40 million revolving credit facility with a $10 million letter of credit subfacility.  See Note 7, “Financing Arrangements,” to the Company’s Consolidated Financial Statements included in Form 10-K.

•                  The Company terminated its few remaining related party transactions (described in Note 10, “Related Party Transactions,” to the Condensed Consolidated Financial Statements), transferred miscellaneous assets to Messrs. Richardson and Clark, the Company’s former Chairman and Vice Chairman, respectively, including the Company’s airplane, which was distributed to Mr. Richardson.

•                  Pierre Merger Corp. closed a cash tender offer and consent solicitation for the Company’s old notes outstanding prior to the Acquisition (the “Old Notes”).  Holders of approximately $106.3 million, or approximately 92%, of the aggregate principal amount of the Company’s outstanding Old Notes tendered their Old Notes.  The Company, as the surviving corporation of the merger with Pierre Merger Corp., accepted and paid for all Old Notes tendered pursuant to the tender offer.  A redemption notice for the Old Notes not tendered (approximately $8.7 million) was issued on June 30, 2004 and these Old Notes were redeemed on July 20, 2004.

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

•                  The management investors, the Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.4 million at September 3, 2005.

•                  In addition to the base purchase price, the stock purchase agreement entitled the selling shareholders to earn-out cash payments, which included an additional aggregate amount of $13.0 million in the event that, at the end of any fiscal quarter during the fiscal year ended March 5, 2005, the Company achieved EBITDA (as defined in the stock purchase agreement) for the prior four fiscal quarters then ended of $56.0 million or more.  No portion of the additional amount was payable as of March 5, 2005, as this EBITDA target was not met.

The following table presents unaudited pro forma information for predecessor second quarter 2005 and successor fiscal 2005 combined, as if the Acquisition had occurred on March 7, 2004 (the first day of fiscal 2005).

	Predecessor Second
	Quarter 2005 and
	Successor Fiscal 2005 Combined
	Actual	Pro Forma

Revenues	$98,974,697	$98,974,697

Net loss	$(9,862,023)	$(10,377,473)

The following table presents unaudited pro forma information for predecessor fiscal 2005 and successor fiscal 2005 combined, as if the Acquisition had occurred on March 7, 2004 (the first day of fiscal 2005).

	Predecessor Fiscal
	2005 and Successor
	Fiscal 2005 Combined
	Actual	Pro Forma

Revenues	$190,987,979	$190,979,375

Net loss	$(9,982,804)	$(13,189,585)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had been acquired by MDP on March 7, 2004.

Included in these pro forma results are certain predecessor fees that the Company does not expect to incur in the future. These include professional fees, primarily related to the Acquisition.  For predecessor second quarter 2005 and successor fiscal 2005 combined and for predecessor fiscal 2005 and successor fiscal 2005 combined, these fees amounted to $336,488 and $2,591,989, respectively.  No such fees existed for successor second quarter 2006 and successor fiscal 2006.

Other predecessor expenses included in these pro forma results that are no longer expected to be incurred include outside Board of Director fees, community relations and donations to our former shareholder’s alma mater. For predecessor second quarter 2005 and successor fiscal 2005 combined and for predecessor fiscal 2005 and successor fiscal 2005 combined, these fees amounted to $122,825 and $600,653, respectively.

Also included in the pro forma results for predecessor second quarter 2005 are certain Acquisition expenses related to the sale of the Company to MDP. These transaction expenses include professional fees of $957,000 for the predecessor second quarter 2005.  Other predecessor second quarter 2005 transaction expenses relating to the previous shareholders’ adviser amounted to $780,952.  A termination payoff of the endorsement between the Company and Crawford Race Cars, LLC also resulted in expense in the predecessor second quarter 2005 amounting to $318,000 that is not expected to be incurred in the future.

The unaudited pro forma condensed consolidated financial statements reflect the Acquisition of the Company in accordance with Statement of Financial Accounting Standard No. 141 (“SFAS 141”) —”Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”) —”Goodwill and Other Intangible Assets”.

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

2.  Stock-Based Compensation

On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding (the “Options”).  Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company.  On July 5, 2005, during successor second quarter 2006, Holding granted 3,960 Options to two members of management of the Company.  At September 3, 2005, Options to purchase a total of 131,357 shares of common stock of Holding had been issued to members of management of the Company and 32,421 were reserved for future issuance.  All outstanding Options were granted at $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

The Company treats the Options as stock-based employee compensation for employees of the Company.  As permitted under GAAP, the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense has been recognized for the Options in its condensed consolidated statements of operations.  Had compensation expense for the Options been determined in accordance with the minimum value approach as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net loss and loss per share would have been the following :

	Successor Pierre Thirteen Weeks Ended September 3, 2005	Successor Pierre Twenty-Six Weeks Ended September 3, 2005	Successor Pierre For the Period from July 1, 2004 through September 4, 2004
Net loss as reported	$(1,554,556)	$(2,166,819)	$(5,718,769)
Minimum value of stock-based compensation net of tax	(8,891)	(17,648)	(4,785)
Net loss pro forma	$(1,563,447)	$(2,184,467)	$(5,723,554)

Basic and diluted loss per share, as reported	$(15.55)	$(21.67)	$(57.19)
Basic and diluted loss per share, pro forma	$(15.63)	$(21.84)	$(57.24)

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

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123R”), which is effective for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in SFAS 123R). The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as to the unvested portion of awards granted prior to adoption of the standard.  As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

3.                   Inventories

A summary of inventories, by major classifications, follows:

	September 3, 2005	March 5, 2005
Manufacturing supplies	$1,694,541	$1,684,290
Raw materials	7,413,081	6,530,663
Finished goods	40,680,590	37,226,388
Work in process	6,960	6,883
Total	$49,795,172	$45,448,224

4.                   Long-Term Debt

Long-term debt is comprised of the following:

	September 3, 2005	March 5, 2005
9.875% Senior Notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates maturing 2010	129,125,000	136,500,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing 2009	5,542,000	790,000
0.0% to 7.55% capitalized lease obligations maturing through 2011	1,049,318	1,290,371
Total long-term debt	260,716,318	263,580,371
Less current installments	301,959	421,713
Long-term debt less current installments	$260,414,359	$263,158,658

On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”).  The Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter, and required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); required the termination of all related party transactions, except for certain specifically-permitted transactions (see Note 10, “Related Party Transactions” to the Condensed Consolidated Financial Statements); provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PFMI and waived any and all defaults of the Indenture existing as of March 8, 2004.

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

On June 30, 2004, the shareholders of PFMI closed the sale of their shares of stock of PFMI to Holding (see Note 1, “Basis of Presentation and Acquisition,” to the Condensed Consolidated Financial Statements).  Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility.  Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.

Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the new revolving credit facility and the new term loan at September 3, 2005 were 8.25% (prime of 6.50% plus 1.75%) and 8.00% (prime of 6.50% plus 1.50%), respectively.  Actual interest rates are lowered by the use of libor tranches as appropriate.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan, the Company made prepayments on the term loan totaling $4.9 million during successor fiscal 2005.  No prepayments on the term loan were made during successor second quarter 2006.  Prepayments on the term loan totaling $7.4 million were made during successor fiscal 2006.  The remaining outstanding balance of $129.1 million as of September 3, 2005 is due on June 5, 2010.

As of September 3, 2005, the Company had outstanding borrowings under its revolving credit facility totaling $5.5 million and had borrowing availability of approximately $28.8 million.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of September 3, 2005, the Company is in compliance with all financial covenants.

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

In accordance with SFAS 142, the Company tests recorded goodwill and other intangible assets with indefinite lives for impairment at least annually. All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144.  Based on the Company’s review and the review performed by third parties, no impairment existed at September 3, 2005 or March 5, 2005.

The Company’s amortizable other intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets are as follows:

	As of September 3, 2005				As of March 5, 2005
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Formulas	15	$95,000,000	$17,530,407	$77,469,593	$95,000,000	$10,380,233	$84,619,767
Tradename and trademarks	12-20	20,100,000	2,421,557	17,678,443	20,100,000	1,409,337	18,690,663
Customer Relationships	12	28,500,000	7,539,816	20,960,184	28,500,000	4,851,794	23,648,206
Licensing Agreements	10	12,100,000	1,874,668	10,225,332	12,100,000	1,035,564	11,064,436
Total amortizable intangible assets		$155,700,000	$29,366,448	$126,333,552	$155,700,000	$17,676,928	$138,023,072

	As of September 3, 2005		As of March 5, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unamortizable intangible assets:
Tradename	$20,200,000	—	$20,200,000	—
Goodwill	186,535,050	—	186,535,050	—
Total unamortizable intangible assets	$206,735,050	—	$206,735,050	—

The future amortization of other intangible assets (in thousands) for the next five fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011

Formulas	$12,671	$11,165	$9,761	$8,468	$7,030
Tradename and Trademarks	1,919	1,821	1,732	1,646	1,539
Customer Relationships	4,011	3,358	2,874	2,391	1,869
Licensing Agreements	1,569	1,495	1,426	1,361	1,239

6.                 Commitments and Contingencies

The Company provided a letter of credit in the amount of $5.5 million and $4.5 million at September 3, 2005 and March 5, 2005, respectively, to its insurance carrier for the underwriting of certain performance bonds.  This letter of credit expires in successor fiscal 2006.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker’s compensation and general liability claims.  Letters of credit for these claims totaled $110,000 at both September 3, 2005 and March 5, 2005.  In addition, the Company provides secured letters of credit to a limited number of suppliers.  The Company had no letters of credit for suppliers at September 3, 2005 and March 5, 2005.

The following tables summarize our contractual obligations and commitments as of September 3, 2005.

	Commitments by Fiscal Year

	Total	Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years

Letters of credit	$5,610,000	$5,610,000	$—	$—	$—
Purchase commitments for capital projects	1,950,000	1,950,000	—	—	—
Purchase commitments for electricity	428,400	428,400	—	—	—
Purchase commitments for raw materials	919,093	919,093	—	—	—
Purchase commitments for natural gas	605,674	605,674	—	—	—
Total	$9,513,167	$9,513,167	$—	$—	$—

	Contractual Obligations by Fiscal Year

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Long-term debt	$259,667,000	$—	$—	$134,667,000	$125,000,000
Capital lease obligations	1,049,318	301,958	380,990	350,997	15,373
Operating lease obligations	6,138,277	3,493,387	2,426,128	205,637	13,125
Total	$266,854,595	$3,795,345	$2,807,118	$135,223,634	$125,028,498

Also in conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards (“NOLs”) attributable to expenses relating to the sale of the Company, will be for the benefit of the selling shareholders.  As of the date of the Acquisition, these NOLs totaled approximately $24.2 million.  Accordingly, the Company is required to pay to the selling shareholders the amount of any tax benefit attributable to such NOLs, except that the first $4.0 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such NOLs.

In conjunction with the Acquisition, the Company had recorded a net long-term liability to the former shareholders totaling $10.3 million for the estimated obligations under the tax sharing agreement.  As of September 3, 2005, the Company has utilized $5.1 million of the aforementioned NOLs and submitted payment based on the tax benefit, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $1.3 million.  As of September 3, 2005, the Company has a net long-term liability to the former shareholders totaling $8.9 million.  This amount is excluded from the table above due to the uncertainty of when such utilization of the NOLs will occur.

The Company expects to realize $1.7 million of deal related expenses, decreasing taxable income for the tax year ended February 26, 2005, of which the related tax benefit to the Company of $0.7 must be reimbursed to the selling shareholders.  In addition, the Company expects to utilize approximately $15.3 million of NOLs in the tax return due for the tax year ended February 26, 2005.  The NOLs enable the Company to defer cash tax payments required by the tax sharing agreement of approximately $5.5 million attributable to this tax period.  However, the Company will be required to reimburse the selling shareholders or the escrow account for the entire amount 20 days subsequent to the filing of its tax return in November 2006.

As a result of the current year calculated losses for tax purposes during successor fiscal 2006, the Company was able to defer cash tax payments of approximately $3.4 million for both successor second quarter 2006 and successor fiscal 2006.  The Company expects such deferred amounts to be paid out 20 days subsequent to the filing of its tax return in November 2007.

7.                   Comprehensive Income

Total comprehensive loss is comprised solely of net loss in successor second quarter 2006, successor fiscal 2005, predecessor second quarter 2005, and predecessor fiscal 2005.

8.                   Supplemental Cash Flow Disclosures - Cash Paid During the Period and Non-Cash Transactions

	Successor Pierre		Predecessor Pierre
	For the	For the Period	For the Period
	Twenty-Six Weeks	July 1, 2004	March 7, 2004
	Ended	Through	Through
	September 3, 2005	September 4, 2004	June 30, 2004

Cash paid during the period for:
Interest	$10,148,868	$3,162,636	$7,915,332
Income taxes refunds, net of payments	$2,542,473	$—	$—

Non-cash transactions:
Assumption of PF Management debt	$—	$—	$14,274,050
Assumption of deferred tax liability for airplane	$—	$—	$1,576,000
Cancellation of note receivable	$—	$—	$993,247
Cancellation of accrual to PF Purchasing	$—	$—	$3,479,007
Cancellation of accrual to PF Distribution	$—	$—	$535,251
Other	$—	$—	$174,874

Acquisition transactions
Elimination of Predecessor Pierre capital and retained earnings	$—	$4,883,415	$—
Cancellation of receivable from former owner	$—	$5,000,000	$—
Distribution of plant, property and equipment	$—	$8,476,079	$—
Distribution of other current assets	$—	$9,255	$—
Equity from Parent	$—	$244,779,225	$
Deferred tax liability	$—	$47,328,427	$—
Tax sharing liability to previous shareholders	$—	$10,317,601	$—
Valuation of goodwill and other intangibles	$—	$311,182,069	$—
Valuation of inventory	$—	$2,020,948	$—
Valuation of plant, property and equipment	$—	$4,438,984	$—
Other transactions
Capital lease addition	$—	$—	$1,013,300

9.                   Recently Issued Accounting Guidance

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS  151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS 151, effective March 5, 2006 for its fiscal 2007 consolidated financial statements. Management is currently evaluating the impact the adoption of the provisions of SFAS 151 will have on the Company’s consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”.  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”.  The Company will adopt the provisions of SFAS 154, effective March 5, 2006 for its fiscal 2007 consolidated financial statements.  Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s consolidated financial statements.

10.  Related Party Transactions

Successor Pierre

At September 3, 2005, there were no significant changes in related party transactions from those described at March 5, 2005 in the Company’s Form 10-K.

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

The following related party transactions were specifically permitted under the terms of the Fourth Supplemental Indenture:

•                  Columbia Hill Land Company, LLC, owned 50% by each of James C. Richardson and David R. Clark, the Company’s then Chairman and Vice-Chairman, respectively, leased office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998. Rents paid under the lease were approximately $29,000 for both predecessor fiscal 2005 and successor fiscal 2005.

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

11.  Legal Proceedings and Contingencies

On August 19, 2003, as a result of complaints from neighboring businesses, the Company received a Notice of Violation (“NOV”) from the Hamilton County Department of Environmental Services (“HCDOES”) relating to operations at its Cincinnati, Ohio plant facility.  The NOV alleged that the Company violated its permits by exceeding the visual emission (“VE”) specification of 20% opacity.  The Company received additional NOV’s for opacity violations on October 22, 2003 and November 26, 2003, all of which were the result of complaints from neighboring businesses.

Subsequent to the original NOV received in August of 2003, the Company began investigating and testing various emission reduction technologies.  The Company found a solution that enabled operations to continue with less smoke output and completed the upgrade during early 2004.  HCDOES inspected the upgrade in April 2004 and determined that the Company  had returned to compliance with the opacity limit.  In connection with the upgrade, the Company was required to submit a revised Permit to Install (“PTI”) application.

Recently, pursuant to its regulatory authority, HCDOES requested a Method 5 Stack Test be performed to assess the Company’s compliance with its emissions limits.  The Company contacted HCDOES, requesting the scheduled stack emission compliance test be postponed while a series of engineering stack tests were performed at both controlled and uncontrolled emission test points in order to evaluate the magnitude of the emissions based on current production data and to estimate new emissions factors by product line.  HCDOES agreed to this approach and granted permission to delay the standard Method 5 Stack Test originally requested until the Company performs a series of engineering tests utilizing a third party service provider.

The Company contracted with a third party firm to perform the testing and evaluation.  This firm performed preliminary testing in early September 2005, which indicated that violations of emission levels may have occurred, and retested September 28, 2005 through September 30, 2005.  The Company anticipates receiving the results of the retest in the near future.  The results will allow the Company to evaluate the Facility’s current and historical potential and actual emissions.

The Company is cooperating with the authorities in all aspects of these matters.  In addition, the Company consulted with its outside legal counsel to assist them in resolving these matters and estimate the potential fines and penalties that may be assessed in the future.  If the Company is deemed non-compliant, additional expenditures for further testing, permits, equipment upgrades and legal expense may be required.

The Company continuously evaluates contingencies based upon the best available information.  The Company believes it has recorded appropriate liabilities to the extent necessary in cases where the outcome of such liabilities is considered probable and reasonably estimable, and that its assessment of contingencies is reasonable.  To the extent that resolution of contingencies results in amounts that vary from management’s estimates, future earnings will be charged or credited accordingly.

As part of its ongoing operations in the food manufacturing industry, the Company is subject to extensive federal, state, and local regulations and its food processing facilities and food products are subject to frequent inspection, audits and inquiries by the United States Department of Agriculture, the Food and Drug Administration and various local health and agricultural agencies and  by federal, state and local agencies responsible for the enforcement of environmental laws and regulations.  The Company is also involved in various legal actions arising in the normal course of business.  These matters are continuously being evaluated and, in some cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made.  Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company’s consolidated financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Successor Second Quarter 2006 Compared to Predecessor Second Quarter 2005 and Successor Fiscal 2005 Combined

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

Revenues, net.  Net revenues increased by $0.2 million in successor second quarter 2006 compared to predecessor second quarter 2005 and successor fiscal 2005 combined, or 0.2%.  The reduction in revenue growth in the successor second quarter 2006 relative to the growth experienced in previous periods was primarily a result of  decreased sales to several large National Accounts customers ($6.9 million).  The decreased National Accounts sales were offset by strong revenue growth in the Company’s other end-market segments and by the net impact of price increases implemented during the prior year in response to higher raw material prices.  Sales for these National Accounts customers continue to be negatively impacted by higher gasoline prices and the related effect on consumers’ discretionary spending.

Cost of goods sold.   Cost of goods sold decreased by $5.6 million in successor second quarter 2006 compared to predecessor second quarter 2005 and successor fiscal 2005 combined, or 7.1%.  This decrease was primarily due to (1) an increase in mix to lower cost, higher margin products; (2) start-up costs incurred in predecessor second quarter 2005 and successor fiscal 2005 combined associated with a National Accounts restaurant chain customer that were not incurred during successor second quarter 2006 ($1.8 million); (3) the impact of a purchase accounting adjustment on beginning inventory (as a result of the Acquisition) in the prior year comparable period that did not occur during successor second quarter 2006 ($1.5 million); offset by (4) net increased raw material protein prices and unfavorable formulation mix ($1.4 million).  As a percentage of revenues, cost of goods sold decreased from 80.2% to 74.4%.

The primary materials used in the Company’s food processing operations include boneless beef, chicken, pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under 7-day payment terms.  Historically, we have not hedged in the futures markets, and over time, our raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, we have contracts with formulaic pricing that allow us to immediately pass along commodity price increases.  The $1.4 million net increased raw material protein prices included $2.0 million related to these formulaic contracts, offset by $0.6 million raw material protein price decreases related to other non-contracted sales.

Approximately 40.9% of total sales for successor second quarter 2006 were protected from commodity exposure, of which 36.2% were attributable to cost-plus contracts, while the other 4.7% were related to the USDA Commodity Reprocessing Program, which also insulates us from raw material price fluctuations.   For predecessor second quarter 2005 and successor fiscal 2005 combined, approximately 47.4% of total sales were protected from commodity exposure, of which 44.1% were attributable to cost-plus contracts, while the other 3.3% were related to the USDA Commodity Reprocessing Program.  This decrease in insulated sales from commodity exposure is directly related to the decrease in National Accounts sales.

The following table represents the (increases)/decreases in the weighted average prices the Company paid for beef, pork, chicken and cheese excluding formulation mix and contracts with formulaic pricing during the successor second quarter 2006 compared to the predecessor second quarter 2005 and successor fiscal 2005 combined.

(Increase)/Decrease
Successor Second Quarter 2006
Compared to
Predecessor Second Quarter 2005
And
Successor Fiscal 2005 Combined
Beef	(6.8)%
Pork	13.8%
Chicken	43.3%
Cheese	10.5%
Aggregate	9.3%

Selling, general and administrative.  Selling, general and administrative expenses decreased by $1.0 million in successor second quarter 2006 compared to predecessor second quarter 2005 and successor fiscal 2005 combined, or 5.8%. As a percentage of revenues, selling, general and administrative expenses decreased from 17.3% to 16.3%. This decrease was primarily due to (1) the elimination of expenses related to the previous shareholders as a result of the Acquisition of $3.6 million; offset by (2) an increase in selling expenses primarily due to product line expansion ($0.7 million); (3) higher costs for the storage of increased inventory ($0.6 million); (4) an increase in incentive compensation ($0.5 million); (5) an increase in freight charges due to an increase in the mix of products shipped by the Company versus products picked up by customers and higher fuel surcharges impacted by the price of crude oil ($0.3 million); and (6) an increase in sales mix to lower cost, higher margin end-markets with greater selling burden rates ($0.5 million).  Expenses associated with the previous shareholders in predecessor second quarter 2005 and successor fiscal 2005 combined that are not present in successor second quarter 2006 and are not expected to be incurred in the future include the following:

Predecessor
Second Quarter
2005 and
Successor Fiscal
(in millions)	2005 Combined

Compensation expense (a)	$0.3
Travel and entertainment (b)	0.3
Aircraft expense (c)	0.4
Professional fees (d)	0.3
Previous shareholders’ other expenses (e)	0.1
Previous shareholders’ transaction fees (f)	1.0
Consulting services (g)	0.8
Endorsement termination (h)	0.3
Other (i)	0.1
Total	$3.6

Compensation expense (a) relates to personnel who were terminated in connection with the sale of the Company and will not be replaced. Travel and entertainment (b) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the Acquisition.  Aircraft expense (c) relates to the leasing of an aircraft owned by CHA, formerly a subsidiary of PFMI, which was retained by the selling shareholders.  The professional fees (d) primarily are related to the Acquisition. The previous shareholders’ other expenses (e) relate to outside board of director fees, community relations, and contributions made to the former owner’s alma mater. The previous shareholders’ transaction fees (f) include legal, accounting, and tax consulting fees related to the Acquisition. The consulting services (g) consist of the fee paid to the selling shareholders’ adviser for his role in the Acquisition. The endorsement termination (h) relates to the contract between the Company and Crawford Race Cars, LLC. Other (i) includes employee travel and other expenses incurred in connection with the financing of the Acquisition.

Depreciation and amortization.  Depreciation and amortization expense increased in successor second quarter 2006 compared to predecessor second quarter 2005 and successor fiscal 2005 combined by $1.3 million. This is primarily due to the amortization related to the allocation of the Acquisition purchase price to other intangible assets that was present for the entire successor second quarter 2006.  For the prior year comparable period, such amortization of intangible assets only occurred subsequent to the Acquisition during successor fiscal 2005.  In addition, depreciation expense increased as a result of the allocation of the Acquisition purchase price and re-valuation of property, plant and equipment as a result of purchase accounting due to the Acquisition.

Other expense.  Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on the revolving loan, both of which were entered into in connection with the Acquisition. Interest expense decreased in successor second quarter 2006 compared with predecessor second quarter 2005 and successor fiscal 2005 combined by $5.3 million, or 49.3%.  This decrease is primarily due to expenses incurred during predecessor second quarter 2005 and successor fiscal 2005 combined as a result of the Acquisition, including: (1) $4.3 million for the write-off of deferred loan origination fees; (2) $0.6 million for the repayment of the Old Notes and (3) $0.5 million for the repayment of the Company’s former revolving credit facility.

Income taxes.  The effective tax rate for successor second quarter 2006 was 59.4% compared to 33.0% for predecessor second quarter 2005 and successor fiscal 2005 combined.  The increase in the effective tax rate is primarily due to the impact of new Ohio tax laws enacted June 30, 2005.  These new laws include the phase-out of Ohio franchise tax and Ohio personal property tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”).  As a result of the enactment, the Company reduced its deferred tax liability based on the phase-out of franchise tax and recorded an additional valuation allowance based on Ohio investment tax credits that are expected to expire prior to utilization.  Excluding the one-time impact of this enactment, the effective tax rate for successor second quarter 2006 would have been 38.8%.  The increase in the effective tax rate excluding the impact of the Ohio law changes is primarily due to the Company’s profitability and expected pre-tax income in the current year.

Successor Fiscal 2006 Compared to Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined

Revenues, net.  Net revenues increased by $15.9 million in successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined, or 8.3%. This increase is primarily due to (1) strong growth in most of the Company’s end-market segments and (2) the impact of price increases implemented during the prior year in response to higher raw material prices, offset by (3) decreased sales to several large National Accounts customers ($4.7 million).  Sales for these National Accounts customers continue to be negatively impacted by higher gasoline prices and the related effect on consumers’ discretionary spending.

Cost of goods sold.  Cost of goods sold increased by $5.7 million in successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined, or 3.9%.   This increase was primarily due to (1) higher net raw material protein prices and unfavorable formulation mix related to the increase in protein prices ($7.1 million); (2) increased costs as a result of increased net revenues due to substantial volume growth ($3.8 million) and (3) increased incentive compensation expense ($0.4 million); offset by (4) start-up costs incurred in predecessor fiscal 2005 and successor fiscal 2005 combined associated with a National Accounts restaurant chain customer that were not incurred during successor fiscal 2006 ($3.2 million); (5) the impact of a purchase accounting adjustment on beginning inventory (as a result of the Acquisition) in the prior year comparable period that did not occur during successor fiscal 2006 ($1.5 million) and (6) other favorability primarily related to production downtime for equipment replacement incurred in predecessor fiscal 2005 and successor fiscal 2005 combined that was not incurred during successor fiscal 2006.  As a percentage of revenues, cost of goods sold decreased from 76.7% to 73.5%.

The primary materials used in the Company’s food processing operations include boneless beef, chicken, pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under 7-day payment terms.  Historically, we have not hedged in the futures markets, and over time, our raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, we have contracts with formulaic pricing that allow us to immediately pass along commodity price increases.  The $7.1 million net increased raw material protein prices included $6.3 million related to these formulaic contracts and by $0.8 million raw material protein price increases related to other non-contracted sales.

Approximately 42.6% of total sales for successor fiscal 2006 were protected from commodity exposure, of which 38.2% were attributable to cost-plus contracts, while the other 4.4% were related to the USDA Commodity Reprocessing Program, which also insulates us from raw material price fluctuations.  For predecessor fiscal 2005 and successor fiscal 2005 combined, approximately 43.2% of total sales were protected from commodity exposure, of which 40.2% were attributable to cost-plus contracts, while the other 3.0% were related to the USDA Commodity Reprocessing Program.  This decrease in insulated sales from commodity exposure is directly related to the decrease in National Accounts sales.

The following table represents the (increases)/decreases in the weighted average prices the Company paid for beef, pork, chicken and cheese excluding unfavorable formulation mix and contracts with formulaic pricing during successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined:

(Increase)/Decrease
Successor Fiscal 2006
Compared to
Predecessor Fiscal 2005
And
Successor Fiscal 2005 Combined
Beef	(16.9)%
Pork	(0.4)%
Chicken	44.0%
Cheese	1.9%
Aggregate	3.2%

Selling, general and administrative.  Selling, general and administrative expenses decreased by $2.8 million, or 7.8%. As a percentage of revenues, selling, general and administrative expenses decreased from 18.9% to 16.0%. This decrease was primarily due to (1) the elimination of expenses related to the previous shareholders as a result of the Acquisition of $8.8 million; offset by (2) an increase in incentive compensation ($1.5 million); (3) an increase in sales volume and an increase in sales mix to lower cost, higher margin end-markets with greater selling burden rates ($1.5 million); (4) an increase in selling expenses primarily due to product line expansion ($1.0 million); (5) higher costs for the storage of increased inventory ($0.7 million) and higher freight charges due to an increase in the mix of products shipped by the Company versus products picked up by customers and fuel surcharges impacted by the price of crude oil ($0.7 million); (6) an increase in selling and distribution expense due to increased sales volume and (7) a non-cash deferred compensation charge related to management’s investment in the Acquisition.  Expenses associated with the previous shareholders in predecessor fiscal 2005 and successor fiscal 2005 combined that are not present in successor fiscal 2006 and are not expected to be incurred in the future include the following:

(dollars in millions)	Predecessor Fiscal 2005 And Successor Fiscal 2005 Combined
Compensation expense (a)	$1.2
Travel and entertainment (b)	1.0
Office expense(c)	0.8
Aircraft expense (d)	0.2
Compass Outfitters (e)	0.1
Professional fees (f)	2.6
Previous shareholders’ other expenses (g)	0.7
Previous shareholders’ transaction fees (h)	1.0
Consulting services (i)	0.8
Endorsement termination (j)	0.3
Other (k)	0.1
Total	$8.8

Compensation expense (a) relates to personnel who were terminated in connection with the sale of the Company and will not be replaced. Travel and entertainment (b) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the sale of the Company. Office Expense (c) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the sale of the Company. Aircraft expense (d) relates to the leasing of an aircraft owned by CHA, formerly a subsidiary of PF Management, which was retained by the selling shareholders. Compass Outfitters (e) relates to an asset that was retained by the selling shareholders. The professional fees (f) primarily are related to the Acquisition. The previous shareholders’ other expenses (g) relate to outside board of director fees, community relations, and contributions made to the former owners alma mater. The previous shareholders’ transaction fees (h) include legal, accounting, and tax consulting fees related to the Acquisition. The consulting services (i) consist of the fee paid to the selling shareholders’ adviser for his role in the transaction. The endorsement termination (j) relates to the contract between the Company and Crawford Race Cars, LLC. Other (k) includes employee travel and other expenses incurred as a result of the debt placement for the Acquisition.

Depreciation and Amortization.  Depreciation and amortization expense increased by $8.0 million.  This is primarily due to the amortization related to the allocation of the Acquisition purchase price to other intangible assets that was present for the entire successor second fiscal 2006.  For the prior year comparable period, such amortization of intangible assets only occurred subsequent to the Acquisition during successor fiscal 2005.  In addition, depreciation expense increased as a result of the allocation of the Acquisition purchase price and re-valuation of property, plant and equipment as a result of purchase accounting due to the Acquisition.

Loss on Disposal of Assets.  The loss on disposal of assets decreased by $0.3 million. The decrease is due to the recording of losses in the prior year related to affiliated companies as a consequence of the Restructuring.

Other Expense.  Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on a revolving loan, both of which were entered into in connection with the Acquisition. Other expense decreased by $4.6 million, or 29.9%.  This decrease is primarily due to expenses incurred during predecessor fiscal 2005 and successor fiscal 2005 combined as a result of the Acquisition, including: (1) $4.3 million for the write-off of deferred loan origination fees; (2) $0.6 million for the repayment of the Old Notes and (3) $0.5 million for the repayment of the Company’s former revolving credit facility.  This decrease was offset by increased debt and related interest expense as a result of the Acquisition.

Income taxes.  The effective tax rate for successor fiscal 2006 was 55.1% compared to 33.0% for predecessor fiscal 2005 and successor fiscal 2005 combined.  The increase in the effective tax rate is primarily due to the impact of new Ohio tax laws enacted June 30, 2005.  These new laws include the phase-out of Ohio franchise tax and Ohio personal property tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”).  As a result of the enactment, the Company reduced its deferred tax liability based on the phase-out of franchise tax and recorded an additional valuation allowance based on Ohio investment tax credits that are expected to expire prior to utilization.  Excluding the one-time impact of this enactment, the effective tax rate for successor fiscal 2006 would have been 38.7%.  The increase in the effective tax rate excluding the impact of the Ohio law changes is primarily due to the Company’s profitability and expected pre-tax income in the current year.

Liquidity and Capital Resources

Net cash provided by operating activities for successor fiscal 2006 was $7.0 million compared to net cash used in operating activities of $7.0 million for predecessor fiscal 2005 and successor fiscal 2005 combined.  The primary components of the net cash provided by operating activities for successor fiscal 2006 were: (1) depreciation and amortization of intangible assets of $15.5 million, of which $3.8 million relates to depreciation of fixed assets and $11.7 million relates to amortization of intangible assets; (2) amortization of deferred loan fees totaling $0.7 million  and (3) a decrease in trade accounts payable and other accrued liabilities of $0.5 million, primarily due to a decrease in trade accounts payable offset by an increase in accrued compensation expense and accrued promotional expenses; offset by (4) an increase in inventory of $4.3 million due to an inventory build to satisfy customer needs and meet requirements for scheduled equipment maintenance; (5) a decrease in other long-term liabilities of $1.0 million; (6) an increase in receivables of $0.9 million, primarily as a result of the increase in trade accounts receivables; (7) a change in deferred income taxes of $0.8 million as a result of the enactment of new Ohio tax laws as of June 30, 2005 and (8) an increase in refundable income taxes, prepaid expense and other current assets of $0.4 million primarily due to the tax benefit recorded as a result of losses in successor fiscal 2006.

Net cash used in investing activities for successor fiscal 2006 was $4.0 million compared to $2.5 million for predecessor fiscal 2005 and successor fiscal 2005 combined.  Net cash used in investing activities consists of capital expenditures for both successor fiscal 2006 and predecessor fiscal 2005 successor fiscal 2005 combined, which consisted of various plant improvements and routine capital expenditures.

Net cash used in financing activities for successor fiscal 2006 was $3.0 million compared to net cash provided by financing activities of $9.4 million for predecessor fiscal 2005 and successor fiscal 2005 combined. Net cash used in financing activities for successor fiscal 2006 was due primarily to: (1) principal payments on long-term debt of $7.6 million; offset by (2) net borrowings under the revolving credit agreement of $4.8 million.

As of September 3, 2005, the Company had no cash and cash equivalents on hand, outstanding borrowings under its revolving credit facility totaling $5.5 million and borrowing availability of approximately $28.8 million.  Also as of September 3, 2005, the Company had borrowings under its term loan of $129.1 million and $125.0 million of the New Notes outstanding.

The Company has budgeted approximately $8.5 million for capital expenditures for the remainder of fiscal 2006.  These expenditures include a provision for capacity expansion, system upgrades and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its new $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.  As described in Note 11, “Legal Proceedings and Contingencies,” to the Condensed Consolidated Financial Statements, if the HCDOES determines that the Company is non-compliant with emissions requirements, the Company may potentially be required to install additional control equipment.  The Company is unable to estimate the cost of such upgrades to existing equipment as of September 3, 2005.  Should such capital expenditures be required, the Company would likely adjust the remaining capital budget for fiscal 2006 or delay previously budgeted capital expenditures.

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

On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”).  The Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter and required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); required the termination of all related party transactions, except for certain specifically-permitted transactions (see Note 10, “Related Party Transactions” to the Condensed Consolidated Financial Statements); provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PFMI and waived any and all defaults of the Indenture existing as of March 8, 2004.

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

On June 30, 2004, the shareholders of PFMI closed the sale of their shares of stock of PFMI to Holding (see Note 1, “Basis of Presentation and Acquisition,” to the Condensed Consolidated Financial Statements).  Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility.  Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.

Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the new revolving credit facility and the new term loan at September 3, 2005 were 8.25% (prime of 6.50% plus 1.75%) and 8.00% (prime of 6.50% plus 1.50%), respectively.  Actual interest rates are lowered by the use of libor tranches as appropriate.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan,  the Company made prepayments on the term loan totaling $4.9 million during successor fiscal 2005.  No prepayments on the term loan were made during successor second quarter 2006.  Prepayments on the term loan totaling $7.4 million were made during successor fiscal 2006.  The remaining outstanding balance of $129.1 million as of September 3, 2005 is due on June 5, 2010.

As of September 3, 2005, the Company had outstanding borrowings under its revolving credit facility totaling $5.5 million and had borrowing availability of approximately $28.8 million.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of September 3, 2005, the Company is in compliance with all financial covenants.

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

Also in conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards (“NOLs”) attributable to expenses relating to the sale of the Company, will be for the benefit of the selling shareholders.  As of the date of the Acquisition, these NOLs totaled approximately $24.2 million.  Accordingly, the Company is required to pay to the selling shareholders the amount of any tax benefit attributable to such NOLs, except that the first $4.0 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such NOLs.

In conjunction with the Acquisition, the Company had recorded a net long-term liability to the former shareholders totaling $10.3 million for the estimated obligations under the tax sharing agreement.  As of September 3, 2005, the Company has utilized $5.1 million of the aforementioned NOLs and submitted payment based on the tax benefit, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $1.3 million.  As of September 3, 2005, the Company has a net long-term liability to the former shareholders totaling $8.9 million.  This amount is excluded from the table above due to the uncertainty of when such utilization of the NOLs will occur.

The Company expects to realize $1.7 million of deal related expenses, decreasing taxable income for the tax year ended February 26, 2005, of which the related tax benefit to the Company of $0.7 must be reimbursed to the selling shareholders.  In addition, the Company expects to utilize approximately $15.3 million of NOLs in the tax return due for the tax year ended February 26, 2005.  The NOLs enable the Company to defer cash tax payments required by the tax sharing agreement of approximately $5.5 million attributable to this tax period.  However, the Company will be required to reimburse the selling shareholders or the escrow account for the entire amount 20 days subsequent to the filing of its tax return in November 2006.

As a result of the current year calculated losses for tax purposes during successor fiscal 2006, the Company was able to defer cash tax payments of approximately $3.4 million for both successor second quarter 2006 and successor fiscal 2006.  The Company expects such deferred amounts to be paid out 20 days subsequent to the filing of its tax return in November 2007.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes.  Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates.  Such differences could be material to the financial statements.

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

In accordance with SFAS 142—”Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of March 5, 2005, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review.  There were not any impairment charges as a result of this review.

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

Concentration of Credit Risk and Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers.  Sales to the Company’s largest customer were approximately 24% and 28% of revenues for successor second quarter 2006 and predecessor second quarter 2005 and successor fiscal 2005 combined, respectively.  Sales to the Company’s largest customer were approximately 24% and 28% of revenues for successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively. Accounts receivable at September 3, 2005 and March 5, 2005 included receivables from the Company’s largest customer totaling $3.2 million and $4.4 million, respectively.

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

New Accounting Pronouncements.     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS  151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS 151, effective March 5, 2006 for its fiscal 2007 consolidated financial statements. Management is currently evaluating the impact the adoption of the provisions of SFAS 151 will have on the Company’s consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”.  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. The Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The Statement replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”.  The Company will adopt the provisions of SFAS 154, effective March 5, 2006 for its fiscal 2007 consolidated financial statements.  Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s consolidated financial statements.

Seasonality

Except for sales to school districts, which represent approximately 18% of the Company’s total sales annually and which decline significantly during summer, late November and December, there is no other significant seasonal variation in the Company’s sales.

Effect of Natural Disasters

During the quarter ended September 3, 2005, Hurricane Katrina caused significant damage to parts of the Southeastern and Midwestern United States.  Additionally, during mid-September 2005, Hurricane Rita caused further damage, though to a lesser extent than Hurricane Katrina.  The impact of these hurricanes on the Company’s sales and bad debt expense as a result of uncollectible receivables may adversely affect third quarter fiscal 2006 operating profits.  The Company’s management is unable to estimate the materiality to the business and financial condition, but will continue to evaluate the impact of the hurricanes.

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

•                  potential impact of hurricanes and other natural disasters on sales, raw material costs, fuel costs, insurance costs and bad debt expense resulting from uncollectible accounts receivables;

•                  increased global tensions, market disruption resulting from a terrorist or other attach and any armed conflict involving the United States;

•                  adverse changes in food costs and availability of supplies or costs of distribution;

•                  the Company’s level of indebtedness;

•                  restrictions imposed by the Company’s debt instruments;

•                  increased competitive activity;

•                  government regulatory actions, including those relating to federal and state environmental laws;

•                  dependence on significant customers;

•                  consolidation of the Company’s customers;

•                  general risks of the food industry, including risk of contamination, mislabeling of food products, a decline in meat consumption and outbreak of disease among cattle, chicken or pigs;

•                  adverse change in the Company’s Cincinnati, Ohio or Claremont, North Carolina facilities;

•                  dependence on key personnel; and

•                  potential labor disruptions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the Company’s Annual Report on Form 10-K, the Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices.  Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at September 3, 2005 or March 5, 2005.  Certain of the Company’s outstanding nonderivative financial instruments at September 3, 2005 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.  In successor fiscal 2006, the average price the Company paid for beef, pork, chicken and cheese (increased)/decreased approximately 0.3%, 23.4%, (3.9%) and 6.1%, respectively, compared to the prices paid during the fourth quarter of the fiscal year ended March 5, 2005. The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. There was no significant change in market risk during successor fiscal 2006.

The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at September 3, 2005 have not changed materially since March 5, 2005. Of the long-term debt outstanding at September 3, 2005, the $125.0 million of New Notes accrue interest at a fixed interest rate, while the $129.1 million outstanding borrowings under the term loan facility and the revolving credit facility accrue interest at a variable interest rate. At September 3, 2005, there were outstanding borrowings under the revolving credit facility totaling $5.5 million.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during successor second quarter 2006 and successor fiscal 2006 would have increased net loss for that period by approximately $83,225 and $168,270, respectively.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the chief executive officer and the principal accounting officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the internal control over financial reporting that occurred during the quarter ended September 3, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: October 18, 2005

/s/ Joseph W. Meyers
By: Joseph W. Meyers
Vice President, Finance
Dated: October 18, 2005