Form 10-K/A
period 2005-03-05
PIERRE FOODS INC
filed 2006-01-03
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 5, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No.:  0-7277

PIERRE FOODS, INC.

(Exact name of Registrant as specified in its charter)

North Carolina	56-0945643
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

9990 Princeton Road, Cincinnati, Ohio	45246
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (513) 874-8741

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter (September 3, 2004) was $0.00.

As of April 30, 2005, there were 100,000 Class A Common Shares of the registrant outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) is being filed with respect to the Annual Report on Form 10-K of Pierre Foods, Inc. (the “Company” or “Pierre”) for the fiscal year ended March 5, 2005.  This Amended 10-K amends the Company’s original Form 10-K as filed on June 3, 2005 (the “Original Filing”).  This Amended 10-K also does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events.  Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including the Company’s filing of Form 10-Q for the quarters ended June 4, 2005 and September 3, 2005.

The Company hereby amends Item 9A. Controls and Procedures of the Original Filing, Item 8. Financial Statements and Supplementary Data of the Original Filing, and Item 15. Exhibits and Financial Statement Schedules of the Original Filing.  With respect to the Company’s Consolidated Financial Statements, the Original Filing has not been amended except to reflect revisions to column headings in the Company’s Consolidated Statements of Cash Flows in order to be consistent with heading presented in the Company’s Consolidated Statements of Operations and to reflect revisions to the Selected Quarterly Financial Data that follows Note 17 of the Notes to Consolidated Financial Statements in order to present the information in a manner that is consistent with the presentation of the Company’s Consolidated Statements of Operations (including the elimination of gross profit as a line item).

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Principal Executive Officer and Principal Accounting Officer are being filed as exhibits to this Amended 10-K under Item 15.

For purposes of this Amended 10-K, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A, Item 8 and Item 15 of the Original Filing have been amended and restated in their entirety.  No changes have been made in this Amended 10-K that modify or update other disclosures as presented in the Original Filing.

TABLE OF CONTENTS

Item Number		Page

PART I

Item 1.	Description of Business	*
	General Development of Business	*
	Narrative Description of the Business	*
Item 2.	Properties	*
Item 3.	Legal Proceedings	*
Item 4.	Submission of Matters to a Vote of Security Holders	*

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	*
Item 6.	Selected Financial Data	*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	*
	Results of Operations	*
	Critical Accounting Policies and Estimates	*
	Liquidity and Capital Resources	*
	Commercial Commitments, Contingencies and Contractual Obligations	*
	Inflation	*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 8.	Financial Statements and Supplementary Data	4
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	*
Item 9A.	Controls and Procedures	4
Item 9B.	Other Information	*

PART III

Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Party Transactions	*
Item 14.	Principal Accountant Fees and Services	*

PART IV

Item 15.	Exhibits and Financial Statement Schedules	4

Signatures		5
Index to Exhibits		6

*Not included in this Amended 10-K.  Information responsive to the item is contained in the 10-K filed on June 3, 2005.

Item  8.  Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements required by this Item are on pages F-1 through F-32 of this Amended
10-K.

Item  9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Principal Accounting Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the Company’s President and Chief Executive Officer and Principal Accounting Officer have concluded that as of March 5, 2005, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 5, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: January 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pierre Foods, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NORBERT E. WOODHAMS	Chief Executive Officer and	January 3, 2006
Norbert E. Woodhams	President (Principal Executive
Officer), Director and Chairman
of the Board

/S/ JOSEPH W. MEYERS	Vice President, Finance	January 3, 2006
Joseph W. Meyers	(Principal Financial Officer and
Principal Accounting Officer)

/S/ NICHOLAS W. ALEXOS	Director	January 3, 2006
Nicholas W. Alexos

/S/ SCOTT W. MEADER	Director	January 3, 2006
Scott W. Meader

/S/ GEORGE A. PEINADO	Director	January 3, 2006
George A. Peinado

/S/ ROBIN P. SELATI	Director	January 3, 2006
Robin P. Selati

INDEX TO EXHIBITS

	Description	Located at Manually Numbered Page
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

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

4.1           Indenture, dated as of June 30, 2004, between Pierre Merger Corp. and U.S. Bank National Association, Trustee (filed as Exhibit 4.1— to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

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

**

(12)	CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES	*

(21)	SUBSIDIARIES OF THE REGISTRANT	*

	21 Subsidiaries of Pierre Foods, Inc.	*

(31)	RULE 13a - 14(a)/15(d)-14(a) CERTIFICATIONS

	31.1 Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	—

	31.2 Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	—

(32)	SECTION 1350 CERTIFICATION
	32 Section 1350 Certification of Chief Executive Officer and Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	—

*   Indicates that Exhibit was filed with the Original Filing.

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

Management Buyout.  On July 26, 2002, management completed a going private transaction in which the Company’s shareholders approved the Amended and Restated Agreement and Plan of Share Exchange dated as of December 20, 2001, and amended as of June 20, 2002.  This going-private transaction resulted in the Company becoming a wholly-owned subsidiary of PF Management, Inc. (“PFMI”); accordingly, there is no public market fort the Company’s common stock.  The Company had 5,781,480 shares issued and outstanding immediately before the closing and 2,500,000 shares of preferred stock authorized, none of which were outstanding.  After the closing, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 100,000 shares of Class A common stock as the only authorized class of capital stock of the Company.  All 100,000 shares of authorized common stock were issued to PFMI.  All per share amounts have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the transaction.

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

Revenue Recognition.  Revenue from sales of food processed products is recorded at the time title transfers.  Standard shipping terms are FOB destination, therefore title passes at the time the product is delivered to the customer.  Revenue is recognized as the net amount to be received after deductions for estimated discounts, product returns and other allowances.  These estimates are based on historical trends and expected future payments (see also “Promotions” below).

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

Distribution Expense.  The Company expenses distribution costs as incurred.  These costs include warehousing, fulfillment and freight costs, and are included in selling, general and administrative expense.  Distribution expense included in operations for predecessor fiscal 2005 and successor fiscal 2005 combined, predecessor fiscal 2004 and predecessor fiscal 2003 was $22,372,599, $31,126,379 and $21,544,130, respectively (See Note 16).

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

The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company’s deferred income tax assets and liabilities for fiscal 2005 and fiscal 2004 is as follows:

	March 5, 2005			March 6, 2004
	Assets	Liabilities	Total	Assets	Liabilities	Total

Current:
Allowance for doubtful receivables	$627,069	$—	$627,069	$641,274	$—	$641,274
Inventory	1,136,188	—	1,136,188	1,033,554	—	1,033,554
Accrued bonus	1,962,476	—	1,962,476
Accrued promotional expense	1,391,447	—	1,391,447	1,213,601	—	1,213,601
Accrued vacation pay	559,158	—	559,158	479,528	—	479,528
Reserve for returns	44,626	—	44,626	70,155	—	70,155
Reserves - other	3,817	—	3,817	3,634	—	3,634
Prepaid expenses	—	(332,785)	(332,785)	—	(254,633)	(254,633)
Accrued worker’s compensation	332,932	—	332,932	218,037	—	218,037
Consulting Agreements	—	—	—	116,362	—	116,362
Other	39,305	—	39,305	48,254	—	48,254
Total current	6,097,018	(332,785)	5,764,233	3,824,399	(254,633)	3,569,766

Noncurrent:
Property, plant and equipment	—	(8,901,386)	(8,901,386)	—	(6,948,257)	(6,948,257)
Amortization of intangibles	—	(50,989,159)	(50,989,159)	3,368,976	—	3,368,976
Non-qualified deferred compensation plan	124,860	—	124,860	—	—	—
General business credit carryforward	1,010,883	—	1,010,883	1,070,799	—	1,070,799
Alternative minimum tax credit carryforward	656,298	—	656,298	206,421	—	206,421
Federal loss carryforward	4,409,688	—	4,409,688	1,807,420	—	1,807,420
State loss carryforward	415,557	—	415,557	181,922	—	181,922
Ohio investment tax credit	881,197	—	881,197
Charitable contribution carryforward	—	—	—	177,155	—	177,155
Valuation allowance	(537,472)	—	(537,472)
Other	—	—	—	617,779	—	617,779
Total noncurrent	6,961,011	(59,890,545)	(52,929,534)	7,430,472	(6,948,257)	482,215
Total current and noncurrent	$13,058,029	$(60,223,330)	$(47,165,301)	$11,254,871	$(7,202,890)	$4,051,981

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

•                  Norbert J. Woodhams, one of the Company’s Vice Presidents, is the son of Norbert E. Woodhams.  Norbert E. Woodhams is the Company’s President, Chief Executive Officer, Director and Chairman of the Board.  In predecessor fiscal 2005 and successor fiscal 2005 combined, Norbert J. Woodhams received a base salary of ninety-two thousand and seven hundred dollars and earned a bonus of forty-seven thousand and eight hundred dollars under the Company’s bonus plan.  The base salary and bonus earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

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

	Succesor Pierre
	For the Period		For the Period		For the Period
	July 1,2004		September 5,2004		July 1,2004
	Through		Through		Through
	September 4,2004		December 4,2004		December 4,2004
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS:

REVENUES, NET:	$75,439	$75,439	$111,969	$111,969	$187,408	$187,408

COSTS AND EXPENSES:
Cost of goods sold	59,432	59,432	80,148	80,148	139,580	139,580
Selling, general and administrative expenses	9,555	9,555	15,410	15,410	24,965	24,965
Depreciation and amortization	5,529	5,974	8,146	8,576	13,675	14,550
Total costs and expenses	74,516	74,961	103,704	104,134	178,220	179,095
OPERATING INCOME	923	478	8,265	7,835	9,188	8,313
OTHER INCOME (EXPENSE):
Interest expense	(9,029)	(9,029)	(5,203)	(5,247)	(14,232)	(14,276)
Other income, net	0	0	12	12	12	12
Other expense, net	(9,029)	(9,029)	(5,191)	(5,235)	(14,220)	(14,264)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	(8,106)	(8,551)	3,074	2,600	(5,032)	(5,951)
INCOME TAX (PROVISION) BENEFIT	2,658	2,831	(1,008)	(823)	1,650	2,008
NET INCOME (LOSS)	$(5,448)	$(5,720)	$2,066	$1,777	$(3,382)	$(3,943)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(54.48)	$(57.20)	$20.66	$17.77	$(33.82)	$(39.43)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	100,000	100,000	100,000	100,000	100,000	100,000

CONSOLIDATED BALANCE SHEETS:

	Predecessor Pierre		Succesor Pierre		Succesor Pierre
	June 5, 2004		September 4, 2004		December 4, 2004
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115	$115	$—	$—	$2,143	$2,143
Certificate of deposit of special purpose entity	1,240	1,240	—	—	—	—
Accounts receivable, net	22,198	22,198	29,702	29,702	29,338	29,338
Inventories	42,164	42,164	44,314	44,314	42,991	42,991
Refundable income taxes	20	20	—	—	—	—
Deferred income taxes	3,570	3,570	4,581	4,581	4,581	4,581
Prepaid expenses and other current assets	3,091	3,091	4,134	4,134	3,162	3,162
Total current assets	72,398	72,398	82,731	82,731	82,215	82,215

PROPERTY, PLANT AND EQUIPMENT, NET	60,699	60,699	57,337	56,892	57,183	56,308
OTHER ASSETS:
Other intangibles, net	38,809	38,809	171,346	171,346	164,789	164,789
Goodwill, net	—	—	172,515	174,091	178,335	186,535
Note receivable-related party	—	—	—	—	—	—
Deferred income taxes	482	—	—	—	—	—
Deferred loan origination fees, net	4,451	4,451	8,190	8,190	8,583	9,124
Other	279	279	—	—	—	—
Total other assets	44,021	43,539	352,051	353,627	351,707	360,448
Total Assets	$177,118	$176,636	$492,119	$493,250	$491,105	$498,971

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,145	$5,145	$1,743	$1,743	$282	$282
Trade accounts payable	8,126	8,126	9,927	9,927	8,912	8,912
Accrued payroll and payroll taxes	4,968	4,968	4,813	4,813	5,512	5,512
Accrued interest	173	173	2,479	2,479	5,400	5,400
Accrued promotions	2,910	2,910	3,853	3,853	3,113	3,113
Income taxes payable	—	—	—	—	—	—
Accrued taxes (other than income and payroll)	1,177	1,177	1,315	1,315	1,031	1,031
Other accrued liabilities	722	722	897	897	1,258	1,258
Total current liabilities	23,221	23,221	25,027	25,027	25,508	25,508

LONG-TERM DEBT, less current installments	157,828	157,828	276,555	276,555	267,471	267,471
DEFERRED INCOME TAXES	—	1,094	40,006	41,409	40,962	49,389
OTHER LONG-TERM LIABILITIES	233	233	10,402	10,402	10,523	10,523
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—
SHAREHOLDER’S EQUITY:
Common stock - Class A, 100,000 shares authorized, issued and
outstanding at March 5, 2005 and March 6, 2004	29,099	29,099	145,577	145,577	150,023	150,023
Additional paid in capital	—	—	—	—	—	—
Retained earnings (accumulated deficit)	(28,263)	(29,839)	(5,448)	(5,720)	(3,382)	(3,943)
Note receivable-related party	(5,000)	(5,000)	—	—	—	—
Total shareholder’s equity	(4,164)	(5,740)	140,129	139,857	146,641	146,080
Total Liabilities and Shareholder’s Equity	$177,118	$176,636	$492,119	$493,250	$491,105	$498,971

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Predecessor		Successor
		For the Period	For the Period
	Quarter	June 6, 2004	July 1, 2004		Quarter		Quarter
	Ended	Through	Through		Ended		Ended
	June 5, 2004	June 30, 2004	September 4, 2004		December 4, 2004		March 5, 2005
	(Dollars in thousands, except per share amounts)

Revenues, net	$92,013	$23,536	$75,439		$111,969		$107,459
Costs and expenses	$87,410	$27,948	$74,961	*	$104,134	*	$101,230
Operating income	$4,604	$(4,412)	$478	*	$7,835	*	$6,229
Net income (loss)	$(121)	$(4,143)	$(5,720	)*	$1,777	*	$(386)
Net ncome/(loss) per common share - basic and diluted	$(1.21)	$(41.43)	$(57.20	)*	$17.77	*	$(3.86)

	Predecessor
	Quarters Ended
	5/31/2003	8/30/2003	11/29/2003	3/6/2004

Revenues, net	$81,480	$81,248	$93,825	$101,996
Costs and expenses	$77,468	$78,338	$87,430	$95,597
Operating income	$4,012	$2,910	$6,395	$6,399
Net income (loss)	$376	$(1,934)	$1,768	$1,224
Net ncome/(loss) per common share - basic and diluted	$3.76	$(19.34)	$17.68	$12.24

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