Form 10-Q
period 2005-12-03
PIERRE FOODS INC
filed 2006-01-17
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer, as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 16, 2006
Class A Common Stock	100,000

PIERRE FOODS, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — December 3, 2005 and March 5, 2005

Condensed Consolidated Statements of Operations – for the thirteen weeks ended December 3, 2005 and for the thirteen weeks ended December 4, 2004

Condensed Consolidated Statements of Operations – for the thirty-nine weeks ended December 3, 2005 and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004

Condensed Consolidated Statement of Shareholder’s Equity — for the thirty-nine weeks ended December 3, 2005

Condensed Consolidated Statements of Cash Flows – for the thirty-nine weeks ended December 3, 2005 and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004

Notes to the Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information:

Item 5.Other Information

Item 6. Exhibits

Signatures
Exhibit 14
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Successor Pierre
	December 3, 2005	March 5, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,282,373	$—
Accounts receivable, net	28,631,494	29,547,340
Inventories	46,614,504	45,448,224
Refundable income taxes	727,234	2,906,502
Deferred income taxes	5,764,233	5,764,233
Prepaid expenses and other current assets	2,820,799	2,954,942

Total current assets	93,840,637	86,621,241

PROPERTY, PLANT AND EQUIPMENT, NET	55,540,070	56,284,482

OTHER ASSETS:
Other intangibles, net	140,688,792	158,223,072
Goodwill	186,535,050	186,535,050
Deferred loan origination fees, net	7,875,489	8,923,688

Total other assets	335,099,331	353,681,810

Total Assets	$484,480,038	$496,587,533

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

	Successor Pierre
	December 3, 2005	March 5, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$242,834	$421,713
Trade accounts payable	9,729,960	11,172,350
Accrued interest	4,873,378	1,832,374
Accrued payroll and payroll taxes	5,357,854	4,663,372
Accrued promotions	4,039,645	3,499,230
Accrued taxes (other than income and payroll)	666,322	949,572
Other accrued liabilities	1,694,438	1,420,979

Total current liabilities	26,604,431	23,959,590

LONG-TERM DEBT, less current installments	249,825,893	263,158,658

DEFERRED INCOME TAXES	52,137,864	52,929,534

OTHER LONG-TERM LIABILITIES	9,599,268	10,517,166

Total Liabilities	338,167,456	350,564,948

SHAREHOLDER’S EQUITY:
Common stock – Class A, 100,000 shares authorized, issued and outstanding at December 3, 2005 and March 5, 2005	150,258,543	150,351,972
Retained deficit	(3,945,961)	(4,329,387)

Total shareholder’s equity	146,312,582	146,022,585

Total Liabilities and Shareholder’s Equity	$484,480,038	$496,587,533

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor Pierre
	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	December 3, 2005	December 4, 2004

REVENUES	$115,452,651	$111,968,412

COSTS AND EXPENSES:
Cost of goods sold (includes related party transactions totaling $194,847 for the thirteen weeks ended December 4, 2004)	81,100,838	80,147,774
Selling, general and administrative expenses (includes related party transactions totaling $35,333 and $27,793 for the thirteen weeks ended December 3, 2005 and December 4, 2004, respectively)	17,011,852	15,409,997
Depreciation and amortization	7,545,947	8,576,802
Loss on disposal of plant, property and equipment, net	6,388	—

Total costs and expenses	105,665,025	104,134,573

OPERATING INCOME	9,787,626	7,833,839

OTHER INCOME (EXPENSE):
Interest expense	(5,688,999)	(5,246,142)
Other income, net	58,607	12,405

Other expense, net	(5,630,392)	(5,233,737)

INCOME BEFORE INCOME TAX PROVISION	4,157,234	2,600,102

INCOME TAX PROVISION	(1,606,989)	(823,685)

NET INCOME	$2,550,245	$1,776,417

NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$25.50	$17.76

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor Pierre		Predecessor Pierre
	For the	For the Period	For the Period
	Thirty-Nine Weeks	July 1, 2004	March 7, 2004
	Ended	Through	Through
	December 3, 2005	December 4, 2004	June 30, 2004

REVENUES	$322,367,502	$187,407,827	$115,548,564

COSTS AND EXPENSES:
Cost of goods sold	233,232,529	139,580,046	87,025,521
Selling, general and administrative expenses (includes related party transactions totaling $103,267 and $165,840 for the thirty-nine weeks ended December 3, 2005 and for the thirty-nine weeks ended December 4, 2004, respectively)	50,215,157	24,964,958	26,446,857
Loss on disposal of property, plant and equipment, net	6,388	—	339,921
Depreciation and amortization	23,032,555	14,549,719	1,544,903

Total costs and expenses	306,486,629	179,094,723	115,357,202

OPERATING INCOME	15,880,873	8,313,104	191,362

OTHER INCOME (EXPENSE):
Interest expense	(16,640,118)	(14,275,247)	(6,537,519)
Other income, net	93,281	12,405	1,784

Other expense, net	(16,546,837)	(14,262,842)	(6,535,735)

LOSS BEFORE INCOME TAX BENEFIT	(665,964)	(5,949,738)	(6,344,373)

INCOME TAX BENEFIT	1,049,390	2,007,386	2,080,338

NET INCOME/(LOSS)	$383,426	$(3,942,352)	$(4,264,035)

NET INCOME/(LOSS) PER COMMON SHARE – BASIC AND DILUTED	$3.83	$(39.42)	$(42.64)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholder’s Equity

For the Thirty-Nine Weeks Ended December 3, 2005

(Unaudited)

	Common	Total
	Stock	Retained	Shareholder’s
	Class A	Deficit	Equity

BALANCE AT MARCH 5, 2005	$150,351,972	$(4,329,387)	$146,022,585

Net income	—	383,426	383,426
Expenses paid on behalf of parent	(93,429)	—	(93,429)

BALANCE AT DECEMBER 3, 2005	$150,258,543	$(3,945,961)	$146,312,582

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor Pierre		Predecessor Pierre
	For the	For the Period	For the Period
	Thirty-Nine Weeks	July 1, 2004	March 7, 2004
	Ended	Through	Through
	December 3, 2005	December 4, 2004	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$383,426	$(3,942,352)	$(4,264,035)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	23,032,555	14,549,720	1,544,903
Amortization of deferred loan origination fees	1,108,040	612,920	716,478
Change in deferred income taxes	(791,670)	918,893	(2,080,338)
Write-off of deferred loan origination fees	—	4,283,122	—
Loss on disposition of property, plant and equipment, net	6,388	—	339,921
Decrease in other assets	—	—	296,694
Increase (decrease) in other long-term liabilities	(917,898)	205,615	(94,477)
Changes in operating assets and liabilities:
Receivables	915,846	(9,357,006)	5,660,719
Inventories	(1,166,280)	2,915,543	(4,911,529)
Refundable income taxes, prepaid expenses and other current assets	2,313,411	(3,843,645)	949,584
Trade accounts payable and other accrued liabilities	2,823,720	2,556,338	2,227,855
Total adjustments	27,324,112	12,841,502	4,649,810
Net cash provided by operating activities	27,707,538	8,899,150	385,775

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,749,684)	(1,746,791)	(2,084,160)
Net cash used in investing activities	(4,749,684)	(1,746,793)	(2,084,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of revolving credit agreement	(790,000)	(18,492,886)	7,712,901
Principal payments on long-term debt	(12,732,209)	(11,101,957)	(673,526)
Loan origination fees	(59,843)	(9,737,366)	(3,371,999)
Payoff of Old Notes	—	(115,000,000)	—
Issuance of New Notes	—	125,000,000	—
Borrowings under new term loan	—	150,000,000	—
Repayment of debt in conjunction with the Acquisition	—	(29,048,031)	—
Termination of certificate of deposit	—	1,262,245	—
Return of capital to parent	(93,429)	(100,064,711)	—
Net cash provided by (used in) financing activities	(13,675,481)	(7,182,706)	3,667,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,282,373	(30,349)	1,968,991

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	2,173,856	204,865

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,282,373	$2,143,507	$2,173,856

See accompanying notes to unaudited consolidated financial statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.        Basis of Presentation and Acquisition

Pierre Foods, Inc. (the “Company” or “Pierre”) is a manufacturer and marketer of high-quality, differentiated processed food solutions, focusing on formed, pre-cooked protein products and hand-held convenience sandwiches.  The Company’s products include beef, pork, poultry, cheese and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips and boneless, barbecued pork rib products.  Pierre markets its pre-cooked protein products to a broad array of customers that includes restaurant chains, schools and other foodservice providers.

Basis of Presentation and Acquisition.  On June 30, 2004, the shareholders of PF Management, Inc. (“PFMI”), the sole shareholder of the Company, sold their shares of stock in PFMI (the “Acquisition”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).

The unaudited Condensed Consolidated Financial Statements of Pierre and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on June 3, 2005 (“Form 10-K”) and the Company’s Annual Report on Form 10-K/A filed on January 3, 2006 (“Form 10-K/A”).

The financial information as of March 5, 2005 included in these financial statements has been derived from the Company’s audited Consolidated Financial Statements. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company for the interim periods. The results of interim operations are not necessarily indicative of the results to be expected for the full fiscal year, and as noted above, should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Form 10-K and the Company’s Form 10-K/A.  The Company’s current accounting policies are consistent with those described in the notes to the Company’s March 5, 2005 audited Consolidated Financial Statements.

Included in this report are interim unaudited Condensed Consolidated Financial Statements that contain all adjustments necessary to present fairly the financial position as of December 3, 2005, the results of operations for the thirteen week periods ended December 3, 2005 and December 4, 2004, the results of operations for the thirty-nine week period ended December 3, 2005 and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004, the cash flows of the Company for the thirty-nine weeks ended December 3, 2005 and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through December 4, 2004 and the statement of shareholder’s equity for the thirty-nine week period ended December 3, 2005.  The thirteen and thirty-nine week periods ended December 3, 2005 are referred to as “successor third quarter 2006” and “successor fiscal 2006”, respectively.  The thirteen weeks ended December 4, 2004 are referred to as “successor third quarter 2005”.  The period from March 7, 2004 through June 30, 2004 is referred to as “predecessor fiscal 2005.”  The period from July 1, 2004 through December 4, 2005 is referred to as “successor fiscal 2005”.  The thirty-nine week period ended December 4, 2004 is referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined”.  Financial statement presentation used for predecessor fiscal 2005, successor third quarter 2005, and successor fiscal 2005 have been reclassified, where applicable, to conform to financial statement presentation used for successor third quarter 2006 and successor fiscal 2006.

The fair value adjustments related to the Acquisition, which have been pushed down to the Company from Holding, primarily include adjustments in property, plant and equipment, inventories, goodwill, other intangible assets and related deferred taxes.

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

•                  The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the Acquisition. The stated term of employment for each executive is one year, but each agreement renews automatically and continuously year-to-year unless terminated.

•                  The management investors, the Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.6 million at December 3, 2005.

•                  In addition to the base purchase price, the stock purchase agreement entitled the selling shareholders to earn-out cash payments, which included an additional aggregate amount of $13.0 million in the event that, at the end of any fiscal quarter during the fiscal year ended March 5, 2005, the Company achieved EBITDA (as defined in the stock purchase agreement) for the prior four fiscal quarters then ended of $56.0 million or more.  No portion of the additional amount was payable, as this EBITDA target was not met.

The following table presents unaudited pro forma information for predecessor fiscal 2005 and successor fiscal 2005 combined, as if the Acquisition had occurred on March 7, 2004 (the first day of fiscal 2005).

	Predecessor Fiscal 2005 and
	Successor Fiscal 2005 Combined
	Actual	Pro Forma
Revenues	$302,956,391	$302,947,787
Net loss	$(8,206,387)	$(11,413,168)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had been acquired by MDP on March 7, 2004.

Included in these pro forma results are certain predecessor fees that the Company does not expect to incur in the future.  These include professional fees, primarily related to the Acquisition.  For predecessor fiscal 2005 and successor fiscal 2005 combined, these fees amounted to $2,591,989.  No such fees existed for successor fiscal 2006.

Other predecessor expenses included in these pro forma results that are no longer expected to be incurred include outside Board of Director fees, community relations and donations to Pierre’s former shareholder’s alma mater.  For predecessor fiscal 2005 and successor fiscal 2005 combined, these fees amounted to $600,653.

Also included in the pro forma results for predecessor fiscal 2005 and successor fiscal 2005 combined are certain Acquisition expenses related to the sale of the Company to MDP.  These transaction expenses include professional fees of $957,000 for predecessor fiscal 2005 and successor fiscal 2005 combined.  Other predecessor fiscal 2005 and successor fiscal 2005 combined transaction expenses relating to the previous shareholders’ adviser amounted to $780,952.  A termination payoff of the endorsement between the Company and Crawford Race Cars, LLC also resulted in expense in predecessor fiscal 2005 and successor fiscal 2005 combined amounting to $318,000 that is not expected to be incurred in the future.

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

2.  Stock-Based Compensation

On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding (the “Options”).  Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company.  Holding granted no new Options during successor third quarter 2006.  On July 5, 2005, during successor fiscal 2006, Holding granted 3,960 Options to two members of management of the Company.  At December 3, 2005, Options to purchase a total of 131,357 shares of common stock of Holding had been issued to members of management of the Company and 32,421 were reserved for future issuance.  All outstanding Options were granted at $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

The Company treats the Options as stock-based employee compensation for employees of the Company.  As permitted under GAAP, the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense has been recognized for the Options in its Condensed Consolidated Financial Statements of Operations.  Had compensation expense for the Options been determined in accordance with the minimum value approach as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income/(loss) and income/(loss) per share would have been the following:

	Successor Pierre
	Thirteen Weeks Ended December 3, 2005	Thirty-Nine Weeks Ended December 3, 2005	Thirteen Weeks Ended December 4, 2004	For the Period from July 1, 2004 through December 4, 2004
Net income/(loss) as reported	$2,550,245	$383,426	$1,776,417	$(3,942,352)
Minimum value of stock- based compensation net of tax	(8,972)	(26,620)	(9,540)	(14,326)
Net income/(loss) pro forma	$2,541,273	$356,806	$1,766,877	$(3,956,678)

Basic and diluted income/(loss) per share, as reported	$25.50	$3.83	$17.76	$(39.42)
Basic and diluted income/(loss) per share, pro forma	$25.41	$3.57	$17.67	$(39.57)

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

3.             Inventories

A summary of inventories, by major classifications, follows:

	December 3, 2005	March 5, 2005
Manufacturing supplies	$1,749,256	$1,684,290
Raw materials	7,651,656	6,530,663
Finished goods	37,207,542	37,226,388
Work in process	6,050	6,883
Total	$46,614,504	$45,448,224

4.         Long-Term Debt

Long-term debt is comprised of the following:

	December 3, 2005	March 5, 2005
9.875% Senior Notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates maturing 2010	124,125,000	136,500,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing 2009	—	790,000
0.0% to 7.55% capitalized lease obligations maturing through 2011	943,727	1,290,371
Total long-term debt	250,068,727	263,580,371
Less current installments	242,834	421,713
Long-term debt less current installments	$249,825,893	$263,158,658

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

Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the new revolving credit facility and the new term loan at December 3, 2005 were 8.75% (prime of 7.00% plus 1.75%) and 8.50% (prime of 7.00% plus 1.50%), respectively.  Actual interest rates are lowered by the use of LIBOR tranches as appropriate.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan, the Company made prepayments on the term loan totaling $4.9 million during successor fiscal 2005.  Prepayments totaling $5.0 million and $12.4 million were made during successor third quarter 2006 and successor fiscal 2006, respectively.  The remaining outstanding balance of $124.1 million as of December 3, 2005 is due on June 5, 2010.

As of December 3, 2005, the Company had no outstanding borrowings under its revolving credit facility and had borrowing availability of approximately $34.4 million.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of December 3, 2005, the Company is in compliance with all financial covenants.

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

5.  Goodwill and Other Intangible Assets

In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes on the Company’s goodwill and other intangibles.  Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements and certain tradenames and trademarks.

In accordance with SFAS 142, the Company tests recorded goodwill and other intangible assets with indefinite lives for impairment at least annually.  All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144.  Based on the Company’s review and the review performed by third parties, no impairment existed at December 3, 2005 or March 5, 2005.

The Company’s amortizable other intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets.  The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated economic or estimated useful lives of the assets.

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets are as follows:

	As of December 3, 2005				As of March 5, 2005
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:

Formulas	15	$95,000,000	$21,105,494	$73,894,506	$95,000,000	$10,380,233	$84,619,767
Tradename and Trademarks	12-20	20,100,000	2,927,667	17,172,333	20,100,000	1,409,337	18,690,663
Customer Relationships	12	28,500,000	8,883,827	19,616,173	28,500,000	4,851,794	23,648,206
Licensing Agreements	10	12,100,000	2,294,220	9,805,780	12,100,000	1,035,564	11,064,436
Total amortizable intangible assets		$155,700,000	$35,211,208	$120,488,792	$155,700,000	$17,676,928	$138,023,072

	As of December 3, 2005		As of March 5, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortizable intangible assets:
Tradename	$20,200,000	—	$20,200,000	—
Goodwill	186,535,050	—	186,535,050	—
Total unamortizable intangible assets	$206,735,050	—	$206,735,050	—

The future amortization of other intangible assets (in thousands) for the next five fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011

Formulas	$12,671	$11,165	$9,761	$8,468	$7,030
Tradename and Trademarks	$1,919	$1,821	$1,732	$1,646	$1,539
Customer Relationships	$4,011	$3,358	$2,874	$2,391	$1,869
Licensing Agreements	$1,569	$1,495	$1,426	$1,361	$1,239

6.                                      Commitments and Contingencies

The Company provided a letter of credit in the amount of $5.5 million and $4.5 million at December 3, 2005 and March 5, 2005, respectively, to its insurance carrier for the underwriting of certain performance bonds.  This letter of credit expires in fiscal 2007.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential worker’s compensation and general liability claims.  Letters of credit for these claims totaled $0.1 million at both December 3, 2005 and March 5, 2005.  In addition, the Company provides secured letters of credit to a limited number of suppliers.  The Company had no letters of credit for suppliers at December 3, 2005 or March 5, 2005.

The following tables summarize our commitments and contractual obligations by fiscal year as of December 3, 2005.

	Commitments by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Letters of credit	$5,610,000	$5,610,000	$—	$—	$—
Purchase commitments for capital projects	2,910,000	2,910,000	—	—	—
Purchase commitments for electricity	225,000	225,000	—	—	—
Purchase commitments for raw materials	299,400	299,400	—	—	—
Purchase commitments for natural gas	640,400	640,400
Purchase commitments for miscellaneous	79,786	79,786	—	—	—
Total	$9,764,586	$9,764,586	$—	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Long-term debt	$249,125,000	$—	$—	$124,125,000	$125,000,000
Capital lease obligations	943,727	242,834	376,656	324,237	—
Operating lease obligations	5,527,277	3,549,468	1,730,515	221,374	25,920
Total	$255,596,004	$3,792,302	$2,107,171	$124,670,611	$125,025,920

Also in conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company  (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company is required pay to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

In conjunction with the Acquisition, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  As of December 3, 2005, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  As of December 3, 2005, the Company has submitted payment based on the tax benefit, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $1.3 million.  An additional $3.6 million will be submitted to the escrow account during successor fourth quarter 2006 for Deal Related NOLs utilized in connection with the tax returns filed November 15, 2005 for the tax year ended February 26, 2005.  As of December 3, 2005, the Company has a net long-term liability to the selling shareholders totaling $8.9 million.  This amount is excluded from the table above due to the uncertainty of when such utilization of the Deal Related NOLs will occur.

For the tax year ended February 26, 2005, the Company utilized approximately $3.3 million of non-deal related NOLs in its tax return filed November 15, 2005.  The non-deal related NOLs enabled the Company to defer cash tax payments required by the tax sharing and indemnification agreement of approximately $1.2 million attributable to this tax period.

For the tax year ending February 25, 2006, as a result of the current year estimated taxable income for successor fiscal 2006, the Company was able to defer cash tax payments of approximately $4.2 million.  The Company expects a portion of such deferred amounts to be paid out pursuant to the tax sharing and indemnification agreement subsequent to the filing of its tax return in November 2007.

7.             Comprehensive Income

Total comprehensive income/(loss) is comprised solely of net income/(loss) in successor third quarter 2006, successor fiscal 2006, successor third quarter 2005, successor fiscal 2005 and predecessor fiscal 2005.

8.             Supplemental Cash Flow Disclosures —Cash Refunded/(Paid) During the Period and Non-Cash Transactions

	Successor Pierre		Predecessor Pierre
	For the	For the Period	For the Period
	Thirty-Nine Weeks	July 1, 2004	March 7, 2004
	Ended	Through	Through
	December 3, 2005	December 4, 2004	June 30, 2004

Cash refunded/(paid) during the period for:
Interest	$(12,365,136)	$(5,082,683)	$(7,915,332)
Income taxes, net	$2,436,988	$(52,973)	$—

Non-cash transactions:
Assumption of PFMI debt	$—	$—	$14,274,050
Assumption of deferred tax liability for airplane	$—	$—	$1,576,000
Cancellation of note receivable	$—	$—	$993,247
Cancellation of accrual to PF Purchasing	$—	$—	$3,479,007
Cancellation of accrual to PF Distribution	$—	$—	$535,251
Other	$—	$—	$174,874

Acquisition transactions:
Elimination of Predecessor Pierre capital and retained earnings	$—	$4,883,415	$—
Cancellation of receivable from former owner	$—	$5,000,000	$—
Distribution of plant, property and equipment	$—	$8,476,079	$—
Distribution of other current assets	$—	$9,255	$—
Equity from Parent	$—	$250,087,097	$
Deferred tax liability	$—	$54,464,900	$—
Tax sharing liability to previous shareholders	$—	$10,317,601	$—
Valuation of goodwill and other intangibles	$—	$323,626,414	$—
Valuation of inventories	$—	$2,020,948	$—
Valuation of plant, property and equipment	$—	$4,438,984	$—
Other transactions
Capital lease addition	$10,565	$142,395	$1,013,300

9.   Recently Issued Accounting Guidance

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS  151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”).  FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company will adopt the provisions of SFAS 151, effective March 5, 2006 for its fiscal 2007 consolidated financial statements.  Management is currently evaluating the impact the adoption of the provisions of SFAS 151 will have on the Company’s Consolidated Financial Statements.

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

10.  Related Party Transactions

Successor Pierre

At December 3, 2005, there were no significant changes in related party transactions from those described at March 5, 2005 in the Company’s Form 10-K.

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

Subsequent to the original NOV received in August of 2003, the Company began investigating and testing various emission reduction technologies.  The Company found a solution that enabled operations to continue with less smoke output and completed the upgrade during early 2004.  HCDOES inspected the upgrade in April of 2004 and determined that the Company had returned to compliance with the opacity limit.  In connection with the upgrade, the Company was required to submit a revised Permit to Install (“PTI”) application.

Recently, pursuant to its regulatory authority, HCDOES requested a Method 5 Stack Test be performed to assess the Company’s compliance with its emissions limits.  The Company contacted HCDOES, requesting the scheduled stack emission compliance test be postponed while the Company’s independent consulting firm conducted an emissions audit program consisting of a series of engineering stack tests that were performed at both controlled and uncontrolled emission test points in order to evaluate the magnitude of the emissions based on current production data and to estimate new emissions factors by product line.  HCDOES agreed to this approach and granted permission to delay the standard Method 5 Stack Test originally requested while the Company conducted its emissions audit program.

The Company contracted with an independent environmental consulting firm to perform the audit and evaluation.  As part of the overall audit, this firm performed preliminary testing in early September 2005, which indicated that violations of emission levels may have occurred, and retested September 28, 2005 through September 30, 2005.  The firm conducted additional tests during October 27, 2005 through November 8, 2005.  The Company anticipates receiving the complete results of the audit in the near future.  The results will allow the Company to evaluate the facility’s current and historical potential and actual emissions.  The Company intends to meet with the local air permitting authority in February, 2006, to discuss the results of the emissions audit program.

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

Results of Operations

Successor Third Quarter 2006 Compared to Successor Third Quarter 2005

Revenues, net.  Net revenues increased by $3.5 million in successor third quarter 2006 compared to successor third quarter 2005, or 3.1%.  This increase was primarily due to sales volume growth in most of the Company’s end-market segments and higher margin product sales.  This increase was partially offset by decreased sales to a large National Accounts customer ($3.9 million less than successor third quarter 2005).  Sales to this customer were impacted, in part, by higher gasoline prices, which impact store traffic, coupled with promotional activity towards sandwiches that do not include our products.

Cost of goods sold.  Cost of goods sold increased by $1.0 million in successor third quarter 2006 compared to successor third quarter 2005, or 1.2%.  This increase was primarily due to (1) an increase in costs as a result of increased net revenues due to volume growth and an increase in mix to lower cost, higher margin products and (2) an increase in costs as a result of manufacturing efficiencies related to changes in sales mix; offset by (3) the net impact of recent decreases in prices paid for raw material proteins and formulation mix ($2.3 million) and (4) a favorable impact as a result of a $0.4 million purchase accounting adjustment on beginning inventory in the prior year comparable period made in connection with the Acquisition.

As a percentage of revenues, cost of goods sold decreased from 71.6% to 70.2%, a decrease of 1.4%.  This decrease was primarily due to (1) the net impact of decreases in prices paid for raw material proteins and formulation mix (approximately 1.2%); (2) a decrease in costs as a result of an increase in mix to lower cost, higher margin products (approximately 0.6%) and (3) a favorable impact as a result of a purchase accounting adjustment on beginning inventory in the prior year comparable period made in connection with the Acquisition (approximately 0.4%); offset by (4) an increase in costs as a result of manufacturing efficiencies related to changes in sales mix.

The primary materials used in the Company’s food processing operations include boneless beef, pork, chicken, flour, yeast, seasonings, cheese, breading, soy proteins and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, its raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has contracts with formulaic pricing that require the Company to immediately pass along commodity price variances.  The $2.4 million net decreased raw material protein prices included $1.0 million related to these formulaic contracts and $1.4 million raw material protein price decreases related to other non-contracted sales.

Approximately 43.0% of total sales for successor third quarter 2006 were protected from commodity exposure, of which 34.5% were attributable to cost-plus contracts, while the other 8.5% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For successor third quarter 2005, approximately 43.4% of total sales were protected from commodity exposure, of which 34.9% were attributable to cost-plus contracts, while the other 8.5% were related to the USDA Commodity Reprocessing Program.

The following table represents the decreases in the weighted average prices the Company paid for beef, pork, chicken and cheese excluding formulation mix and contracts with formulaic pricing during successor third quarter 2006 compared to successor third quarter 2005.

(Increase)/Decrease
Successor Third Quarter 2006
Compared to
Successor Third Quarter 2005
Beef	0.6%
Pork	20.0%
Chicken	10.9%
Cheese	4.1%
Aggregate	6.5%

Selling, general and administrative.  Selling, general and administrative expenses increased by $1.6 million in successor third quarter 2006 compared to successor third quarter 2005, or 10.4%.  As a percentage of revenues, selling, general and administrative expenses increased from 13.8% to 14.7%.  This increase was primarily due to (1) an increase in storage expense of $0.6 million as a result of increased inventories built to maintain customer service levels for customer requirements and product line expansion; (2) an increase of $1.1 million in freight due to higher fuel prices and an increase in the mix of products shipped by the Company versus products picked up by customers, as a result of decreased sales for a large National Accounts customer; (3) an increase of $0.5 million in selling expense related to product line expansion; (4) an increase of $0.5 million in administrative costs and (5) an increase in sales mix to lower cost, higher margin end-markets with greater selling burden rates; partially offset by (6) a decrease in incentive compensation.

Depreciation and amortization.  Depreciation and amortization expense decreased in successor third quarter 2006 compared to successor third quarter 2005 by $1.0 million.  This is primarily due to the accelerated amortization method used for certain intangible assets.

Other expense.  Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on the revolving loan, both of which were entered into in connection with the Acquisition.  Other expense increased in successor third quarter 2006 compared with successor third quarter 2005 by $0.4 million, or 7.6%.  This increase is primarily due to the increase in floating interest rates related to the Company’s term loan, offset by decreased borrowings as a result of partial repayment of the term loan.

Income taxes.  The effective tax rate for successor third quarter 2006 was 38.7% compared to 31.7% for successor third quarter 2005.  The increase in the effective tax rate is primarily due to the Company’s profitability and expected pre-tax income in the current year relative to the impact of permanent differences, offset partially by the impact of new Ohio tax laws enacted June 30, 2005.  These new laws include the phase-out of Ohio franchise tax and Ohio personal property tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”).

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

Revenues, net.  Net revenues increased by $19.4 million in successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined, or 6.4%.  This increase was primarily due to sales volume growth in most of the Company’s end-market segments and higher margin product sales.  This increase was partially offset by decreased sales to two large National Accounts customer ($7.4 million less than successor fiscal 2005).  Sales to these customers were impacted, in part, by higher gasoline prices, which impact store traffic, coupled with promotional activity towards sandwiches that do not include our products.

Cost of goods sold.  Cost of goods sold increased by $6.6 million in successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined, or 2.9%.  This increase was primarily due to (1) an increase in costs $6.6 million as a result of increased net revenues due to volume growth and an increase in mix to lower cost, higher margin products; (2) an increase in costs as a result of manufacturing efficiencies related to changes in sales mix and (3) the net impact of increases in prices paid for raw material proteins and formulation mix ($3.3 million); offset by (4) a favorable impact as a result of a $1.9 million purchase accounting adjustment on beginning inventory in the prior year comparable period made in connection with the Acquisition and (5) start-up costs of $3.1 million incurred in predecessor fiscal 2005 and successor fiscal 2005 combined associated with a National Accounts customer that were not incurred during successor fiscal 2006.

As a percentage of revenues, cost of goods sold decreased from 74.8% to 72.3%, a decrease of 2.5%.  This decrease was primarily due to (1) start-up costs incurred in predecessor fiscal 2005 and successor fiscal 2005 combined associated with a National Accounts customer that were not incurred during successor fiscal 2006 (approximately 1.0%); (2) a decrease in costs as a result of an increase in mix to lower cost, higher margin products (approximately 0.9%) and (3) a favorable impact as a result of a purchase accounting adjustment on beginning inventory in the prior year comparable period made in connection with the Acquisition; offset by (4) an increase in costs as a result of manufacturing efficiencies related to changes in sales mix and (5) the net impact of increases in prices paid for raw material proteins and formulation mix.

The primary materials used in the Company’s food processing operations include boneless beef, pork, chicken, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has contracts with formulaic pricing that require the Company to immediately pass along commodity price variances.  The $5.3 million net increased raw material protein prices included $5.2 million related to these formulaic contracts and $0.1 million raw material protein price increases related to other non-contracted sales.

Approximately 43.1% of total sales for successor fiscal 2006 were protected from commodity exposure, of which 37.2% were attributable to cost-plus contracts, while the other 5.9% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For predecessor fiscal 2005 and successor fiscal 2005 combined, approximately 43.5% of total sales were protected from commodity exposure, of which 38.5% were attributable to cost-plus contracts, while the other 5.0% were related to the USDA Commodity Reprocessing Program.

The following table represents the (increases)/decreases in the weighted average prices the Company paid for beef, pork, chicken and cheese excluding unfavorable formulation mix and contracts with formulaic pricing during successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined:

(Increase)/Decrease
Successor Fiscal 2006
Compared to
Predecessor Fiscal 2005
and
Successor Fiscal 2005 Combined
Beef	(9.4)%
Pork	10.8%
Chicken	37.2%
Cheese	4.8%
Aggregate	5.2%

Selling, general and administrative.  Selling, general and administrative expenses decreased by $1.2 million, or 2.3%. As a percentage of revenues, selling, general and administrative expenses decreased from 17.0% to 15.6%. This decrease was primarily due to (1) the elimination of expenses related to the previous shareholders and non-recurring transaction fees as a result of the Acquisition of $8.8 million; offset by (2) an increase in sales volume and an increase in sales mix to lower cost, higher margin end-markets with greater selling burden rates; (3) an increase in storage expense of $1.5 million as a result of increased inventories built to maintain customer service levels for customer requirements and product line expansion; (4) an increase of $2.4 million in freight due to higher fuel prices and an increase in the mix of products shipped by the Company versus products picked up by customers, as a result of decreased sales for a large National Accounts customer; (5) an increase of $1.5 million in selling expenses primarily due to product line expansion and (6) an increase of $0.7 million in administrative costs.  Expenses associated with the previous shareholders in predecessor fiscal 2005 and successor fiscal 2005 combined that are not present in successor fiscal 2006 and are not expected to be incurred in the future include the following:

(dollars in millions)	Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined
Compensation expense (a)	$1.2
Travel and entertainment (b)	1.0
Office expense(c)	0.2
Aircraft expense (d)	0.8
Compass Outfitters (e)	0.1
Professional fees (f)	2.6
Previous shareholders’ other expenses (g)	0.7
Previous shareholders’ transaction fees (h)	1.0
Consulting services (i)	0.8
Endorsement termination (j)	0.3
Other (k)	0.1
Total	$8.8

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

Depreciation and Amortization.  Depreciation and amortization expense increased by $6.9 million.  This is primarily due to the amortization related to the allocation of the Acquisition purchase price to other intangible assets that was present for the entire successor fiscal 2006.  For the prior year comparable period, such amortization of intangible assets only occurred subsequent to the Acquisition during successor fiscal 2005.  In addition, depreciation expense increased as a result of the allocation of the Acquisition purchase price and re-valuation of property, plant and equipment as a result of purchase accounting due to the Acquisition.

Loss on Disposal of Assets.  The loss on disposal of assets decreased by $0.3 million. The decrease is due to the recording of losses in the prior year related to affiliated companies as a consequence of the Restructuring.

Other Expense.  Other expense consists primarily of interest on fixed and variable rate long-term debt and interest on the revolving loan, both of which were entered into in connection with the Acquisition. Other expense decreased by $4.3 million, or 20.4%.  This decrease is primarily due to expenses incurred during predecessor fiscal 2005 and successor fiscal 2005 combined as a result of the Acquisition, including: (1) $4.3 million for the write-off of deferred loan origination fees; (2) $0.6 million for the repayment of the Old Notes and (3) $0.5 million for the repayment of the Company’s former revolving credit facility.  This decrease was offset by increased debt and related interest expense as a result of the Acquisition, in addition to an increase in floating interest rates related to the Company’s term loan.

Income taxes.  The effective tax rate for successor fiscal 2006 was 157.6% compared to 33.3% for predecessor fiscal 2005 and successor fiscal 2005 combined.  The increase in the effective tax rate is primarily due to the impact of new Ohio tax laws enacted June 30, 2005.  These new laws include the phase-out of Ohio franchise tax and Ohio personal property tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”).  As a result of the enactment, the Company reduced its deferred tax liability based on the phase-out of franchise tax and recorded an additional valuation allowance based on Ohio investment tax credits that are expected to expire prior to utilization.  Excluding the one-time impact of this enactment, the effective tax rate for successor fiscal 2006 would have been 38.7%.  The increase in the effective tax rate excluding the impact of the Ohio law changes is primarily due to the Company’s profitability and expected pre-tax income in the current year relative to the impact of permanent differences.

Liquidity and Capital Resources

Net cash provided by operating activities for successor fiscal 2006 was $27.7 million compared to net cash provided by operating activities of $9.3 million for predecessor fiscal 2005 and successor fiscal 2005 combined.  The increase in net cash provided by operating activities was primarily due to the Company’s increased profitability during successor fiscal 2006, in addition to (1) a decrease in accounts receivable during successor fiscal 2006 compared with an increase during the prior year comparable period; (2) a decrease in refundable income taxes, prepaid expense and other current assets during successor fiscal 2006 compared to an increase in the prior year comparable period and (4) an increase in inventories during successor fiscal 2006 that was substantially less than the increase in the prior year comparable period; offset by (5) an increase in accounts payable and other accrued liabilities during successor fiscal 2006 that was significantly less than the increase in the prior year comparable period.

The primary components of the net cash provided by operating activities for successor fiscal 2006 were (1) depreciation and amortization of intangible assets of $23.0 million, of which $5.5 million relates to depreciation of fixed assets and $17.5 million relates to amortization of intangible assets; (2) an increase in trade accounts payable and other accrued liabilities of $2.8 million; (3) a decrease in refundable income taxes, prepaid expenses and other current assets of $2.3 million, primarily due to the tax provision recorded as a result of the income in successor third quarter 2006, reducing previously recorded tax benefits; (4) amortization of deferred loan fees totaling $1.1 million and (5) a decrease in receivables of $0.9 million, primarily as a result of the decrease in trade accounts receivables; offset by (6) an increase in inventories of $1.2 million due to an inventory build to satisfy customer needs and meet requirements for scheduled equipment maintenance; (7) a decrease in other long-term liabilities totaling $0.9 million, primarily as a result of the payment to previous shareholders as required by the tax sharing agreement, partially offset by an increase in liability for deferred compensation and (8) a change in deferred income taxes of $0.8 million as a result of the enactment of new Ohio tax laws as of June 30, 2005.

Net cash used in investing activities for successor fiscal 2006 was $4.7 million compared to $3.8 million for predecessor fiscal 2005 and successor fiscal 2005 combined.  Net cash used in investing activities consists of capital expenditures for both successor fiscal 2006 and predecessor fiscal 2005 successor fiscal 2005 combined, which consisted of various plant improvements and routine capital expenditures.

Net cash used in financing activities for successor fiscal 2006 and for predecessor fiscal 2005 and successor fiscal 2005 combined was $13.7 million and $3.5 million, respectively.  Net cash used in financing activities for successor fiscal 2006 was due primarily to: (1) principal payments on long-term debt of $12.7 million and (2) net repayments under the revolving credit agreement of $0.8 million.

As of December 3, 2005, the Company had cash and cash equivalents on hand totaling $9.3 million, no borrowings under its revolving credit facility and borrowing availability of approximately $34.4 million.  Also as of December 3, 2005, the Company had borrowings under its term loan of $124.1 million and New Notes outstanding of $125.0 million.

The Company has budgeted approximately $7.8 million for capital expenditures for the remainder of fiscal 2006.  These expenditures include a provision for capacity expansion, system upgrades and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its new $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.  As described in Note 11, “Legal Proceedings and Contingencies,” to the Condensed Consolidated Financial Statements, if the HCDOES determines that the Company is non-compliant with emissions requirements, the Company may potentially be required to install additional control equipment.  The Company is unable to estimate the cost of such upgrades to existing equipment as of December 3, 2005.  Should such capital expenditures be required, the Company would likely adjust the capital budget for fiscal 2007 or delay previously budgeted capital expenditures.

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

Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the new revolving credit facility and the new term loan at December 3, 2005 were 8.75% (prime of 7.00% plus 1.75%) and 8.50% (prime of 7.00% plus 1.50%), respectively.  Actual interest rates are lowered by the use of LIBOR tranches as appropriate.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan, the Company made prepayments on the term loan totaling $4.9 million during successor fiscal 2005.  Prepayments totaling $5.0 million and $12.4 million were made during successor third quarter 2006 and successor fiscal 2006, respectively.  The remaining outstanding balance of $124.1 million as of December 3, 2005 is due on June 5, 2010.

As of December 3, 2005, the Company had no borrowings under its revolving credit facility and had borrowing availability of approximately $34.4 million.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of December 3, 2005, the Company is in compliance with all financial covenants.

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

Also in conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company  (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company is required pay to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

In conjunction with the Acquisition, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  As of December 3, 2005, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  As of December 3, 2005, the Company has submitted payment based on the tax benefit, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $1.3 million.  An additional $3.6 million will be submitted to the escrow account during successor fourth quarter 2006 for Deal Related NOLs utilized in connection with the tax returns filed November 15, 2005 for the tax year ended February 26, 2005.  As of December 3, 2005, the Company has a net long-term liability to the selling shareholders totaling $8.9 million.  This amount is excluded from the table above due to the uncertainty of when such utilization of the Deal Related NOLs will occur.

For the tax year ended February 26, 2005, the Company utilized approximately $3.3 million of non-deal related NOLs in its tax return filed November 15, 2005.  The non-deal related NOLs enabled the Company to defer cash tax payments required by the tax sharing and indemnification agreement of approximately $1.2 million attributable to this tax period.

For the tax year ending February 25, 2006, as a result of the current year estimated taxable income for successor fiscal 2006, the Company was able to defer cash tax payments of approximately $4.2 million.  The Company expects a portion of such deferred amounts to be paid out pursuant to the tax sharing and indemnification agreement subsequent to the filing of its tax return in November 2007.

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

Concentration of Credit Risk and Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers.  Sales to the Company’s largest customer were approximately 18% and 22% of revenues for successor third quarter 2006 and successor third quarter 2005, respectively.  Sales to the Company’s largest customer were approximately 22% and 26% of revenues for successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively. Accounts receivable at December 3, 2005 and March 5, 2005 included receivables from the Company’s largest customer totaling $3.4 million and $4.4 million, respectively.

Stock-Based Compensation.  The Company treats the options to purchase shares of common stock of Holding issued to employees of the Company (“Options”) as stock-based compensation for employees of the Company.  As permitted under GAAP, the Company accounts for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense has been recognized for the stock option plan in the Company’s Condensed Consolidated Financial Statements of Operations.

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

Effect of Natural Disasters

During the quarter ended September 3, 2005, Hurricane Katrina caused significant damage to parts of the Southeastern and Midwestern United States.  Additionally, during mid-September 2005, Hurricane Rita caused further damage, though to a lesser extent than Hurricane Katrina.  The Company’s management believes these hurricanes had an adverse affect on the Company’s sales, distribution expense and bad debt expense (as a result of uncollectible receivables) during successor third quarter 2006, and may have an adverse affect during fourth quarter 2006.  While the Company’s management is unable to fully quantify the effect of these hurricanes, the overall impact on the Company’s business and financial condition is not expected to be material.

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

•                  increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States;

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

•                  adverse change in the Company’s Cincinnati, Ohio or Claremont, North Carolina facilities;

•                  dependence on key personnel; and

•                  potential labor disruptions or union organization activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the Company’s Annual Report on Form 10-K, the Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices.  Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at December 3, 2005 or March 5, 2005.  Certain of the Company’s outstanding nonderivative financial instruments at December 3, 2005 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.  In successor fiscal 2006, the average price the Company paid for beef, pork, chicken and cheese decreased approximately 2.9%, 26.3%, 0.8% and 6.4%, respectively, compared to the prices paid during the fourth quarter of the fiscal year ended March 5, 2005.  The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers.  There was no significant change in market risk during successor fiscal 2006.

The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate.  The risks associated with long-term debt at December 3, 2005 have not changed materially since March 5, 2005.  Of the long-term debt outstanding at December 3, 2005, the $125.0 million of New Notes accrue interest at a fixed interest rate, while the $124.1 million outstanding borrowings under the term loan facility and the revolving credit facility accrue interest at variable interest rates.  At December 3, 2005, there were no outstanding borrowings under the revolving credit facility.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable rate debt outstanding during successor third quarter 2006 and successor fiscal 2006 would have decreased net income for that period by approximately $80,500 and $248,800, respectively.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the president and chief executive officer and the principal financial officer, of the effectiveness of its disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, the Company’s management, including the president and chief executive officer and principal financial officer, concluded that as of December 3, 2005 the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.  There were no changes in the internal control over financial reporting that occurred during the quarter ended December 3, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On January 10, 2006, the Board of Directors of the Company adopted a Code of Ethics, which is applicable to all officers, directors and employees of the Company.  The portion of such Code of Ethics that constitutes a Code of Ethics as defined in Item 406 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, is attached to this report as Exhibit 14.

ITEM 6.  EXHIBITS

(a) Exhibits

14	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications of the Chief Executive Officer and the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

/s/ Norbert E. Woodhams
By: Norbert E. Woodhams
President and Chief Executive Officer
Dated: January 17, 2006

/s/ Joseph W. Meyers
By: Joseph W. Meyers
Vice President, Finance
Dated: January 17, 2006