Form 10-K
period 2006-03-04
PIERRE FOODS INC
filed 2006-06-02
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 4, 2006

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter (September 3, 2005) was $0.00.

As of June 1, 2006, there were 100,000 Class A Common Shares of the registrant outstanding.

Documents Incorporated by Reference:

None.

TABLE OF CONTENTS

Item Number

PART I

Item 1.	Description of Business
General Development of Business
Narrative Description of the Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Liquidity and Capital Resources
Commercial Commitments, Contingencies, and Contractual Obligations
Inflation
Critical Accounting Policies and Estimates
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Party Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures
Index to Exhibits

ii

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the business, operations, financial results, and future prospects of the Company. Forward-looking statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements may involve risks and uncertainties related to, among other things:

•                  changes in economic and business conditions in the world;

•                  potential impact of hurricanes and other natural disasters on sales, raw material costs, fuel costs, insurance costs, and bad debt expense resulting from uncollectible accounts receivables;

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

•                  dependence on significant customers;

•                  changes in consumer preferences and diets;

•                  consolidation of the Company’s customers;

•                  general risks of the food industry, including risk of contamination, mislabeling of food products, a decline in meat consumption, and outbreak of disease among cattle, chicken or pigs, or any change in consumer perception of certain protein products;

•                  adverse change to, or efficient utilization or successful rationalization of, the Company’s Cincinnati, Ohio or Claremont, North Carolina facilities;

•                  dependence on key personnel; and

•                  changes in the availability and relative costs of labor and potential labor disruptions or union organization activities.

The Company is not under any duty to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations. All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

iii

PART I

Item 1. Description of Business

General Development of Business. Pierre Foods, Inc. (the “Company” or “Pierre”) is a manufacturer and marketer of high-quality, differentiated processed food solutions, focusing on formed, pre-cooked protein products and hand-held convenience sandwiches. The Company’s products include beef, pork, poultry, cheese, and bakery items. Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients, and recipes, as well as custom packaging and marketing programs. Pierre’s pre-cooked proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products. Pierre markets its pre-cooked protein products to a broad array of customers that includes restaurant chains, schools, and other foodservice providers.

Restructuring. On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding notes (“Old Notes”), representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and the Trustee thereunder, the Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); granted to the noteholders liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Old Notes at par plus accrued interest on March 31, 2005; provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Old Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions; provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PF Management, Inc. (“PFMI”), the sole shareholder of the Company; required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004. The restrictive covenants limiting compensation payable to certain senior executives of the Company permitted for bonus payments to those executives above the compensation limitations. The bonus payments were based on the profitability of the Company and cash payments made on the Old Notes.

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PFMI; cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation (“CHA”); $3.5 million owed to PF Purchasing, a former affiliate of the Company; $0.5 million owed to PF Distribution, a former affiliate of the Company; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture.

In this document, unless the context otherwise requires, the term “Company” refers to Pierre Foods, Inc. and its current and former subsidiaries. The Company’s fiscal year ended March 4, 2006 is referred to as “successor fiscal 2006.”  As a result of the Acquisition discussed below, on June 30, 2004, the Company’s fiscal year ended March 5, 2005 is comprised of two short periods. The periods of March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 are referred to as “predecessor fiscal 2005” and “successor fiscal 2005,” respectively. These two short periods collectively are referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined.”  The Company’s fiscal year ended March 6, 2004 is referred to as “predecessor fiscal 2004.”

Acquisition. On June 30, 2004, the shareholders of PFMI sold their shares of stock (the “Acquisition”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”). The following occurred in conjunction with the Acquisition:

•                  The Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.

•                  The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable-rate $40 million revolving credit facility with a $10 million letter of credit subfacility. See Note 7 — “Financing Arrangements,” to the Company’s Consolidated Financial Statements.

•                  The Company terminated its few remaining related party transactions as described in Note 16 —“Transactions with Related Parties,” to the Consolidated Financial Statements, transferred miscellaneous assets to Messrs. Richardson and Clark, the Company’s former Chairman and Vice Chairman, respectively, including the Company’s airplane, which was distributed to Mr. Richardson.

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

•                  The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the Acquisition. The stated term of employment for each executive is one year, but each agreement renews year-to-year unless terminated.

•                  The management investors, the Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, invested approximately $4.9 million in a deferred compensation plan. This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.7 million as of March 4, 2006.

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

The Acquisition was recorded under the purchase method of accounting. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition. The allocation of the purchase price was as follows:

Current assets	$75,727,665
Property, plant, and equipment	57,857,942
Non-current assets	4,283,121
Goodwill	186,535,050
Other intangibles	175,900,000
Debt and other liabilities assumed	(239,899,080)
Net assets acquired	$260,404,698

The Company obtained outside appraisals of acquired assets and liabilities in successor fiscal 2005. Deferred tax liabilities were finalized based on the final allocation of the purchase price and the determination of the tax basis of the assets and liabilities acquired.

Narrative Description of the Business. The Company manufactures and markets a wide variety of high-quality, differentiated processed food solutions, focusing on formed, pre-cooked protein products and hand-held convenience sandwiches. Products primarily consist of specialty beef, poultry, pork, and bakery items. Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs. Pierre’s pre-cooked proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products. The Company markets its pre-cooked protein products to a broad array of customers that includes restaurant chains, schools, and other foodservice providers.

The Company’s product line consists of over 1,100 stock keeping units (“SKUs”). Pierre manufactures its pre-cooked proteins, hand-held convenience sandwiches, and bakery items in its two manufacturing facilities located in Ohio and North Carolina. Pierre forms, portions, seasons, cooks, and freezes beef, poultry, and pork in its facility located in Cincinnati, Ohio. These frozen products are either shipped to customers or sent to the Company’s sandwich assembly facility in Claremont, North Carolina. Pierre’s Claremont, North Carolina plant houses high-speed baking and sandwich assembly lines.

The following table sets forth the Company’s net revenue and percent of net revenue contributed during the past three fiscal years by its various product channels and classes. Note that as a result of the Acquisition, the results for predecessor fiscal 2005 and successor fiscal 2005 are combined in the table below in order to provide a more meaningful period-to-period comparison.

	Net Revenues by Source (in millions)
			Predecessor Fiscal 2005
	Successor		and Successor Fiscal 2005		Predecessor
	Fiscal 2006		Combined		Fiscal 2004
		%		%		%
Food processing:
Fully-cooked protein products	$254.8	59.0	$255.3	62.2	$214.7	59.9
Microwaveable sandwiches	168.4	39.0	147.3	35.9	136.4	38.0
Bakery and other products	8.4	2.0	7.8	1.9	7.5	2.1

Total food processing:	$431.6	100.0	$410.4	100.0	$358.6	100.0

Significant Customer. Sales to CKE Restaurants, Inc. (“CKE”) accounted for approximately 21%, 25%, and 24% of the Company’s net sales in successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, respectively. No other customer accounted for 10% or more of net sales during successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004.

Sales, Marketing and New Product Development. The Company’s team of sales and marketing professionals has significant experience in the Company’s markets for fully-cooked protein products, packaged sandwiches, and bakery products. The sales, marketing, and new product development functions are organized predominantly by distribution channel. In addition to its direct sales force, the Company utilizes a nationwide network of over 105 independent food brokers, all of whom are compensated primarily by payment of sales commissions.

The Company’s marketing strategy includes distributor and consumer promotions, trade promotions, advertising, and participation in trade shows and exhibitions. The Company participates in numerous conferences and is a member of more than 15 industry organizations. Certain members of the Company’s management serve on the boards of a number of industry organizations, including the American Meat Institute, the American School Food Service Association, the American Commodity Distribution Association, and the National Association of Convenience Stores.

The Company is actively involved in all aspects of developing food solutions systems to meet customers’ needs. The Company’s sales force works directly with customers to define product and menu needs, assess market opportunities, and create and implement packaging, merchandising, and marketing strategies. The Company’s ability to develop and implement innovative food solutions is an important aspect of the Company’s success.

The Company employs seven food technologists in the product and process development department. Ongoing food production research and development activities include development of new products, improvement of existing products, and refinement of food production processes. These activities resulted in the launch of approximately 300 new SKUs in successor fiscal 2006. Approximately 25.8% of the Company’s successor fiscal 2006 net revenues were derived from product SKUs developed during the last two fiscal years. In successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, the Company spent approximately $1,936,000, $1,650,000, and $1,286,000, respectively, on product development programs.

Raw Materials. The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under seven day payment terms, with the exception of a few that require payment at the time the product is shipped. Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets. Prices for beef, chicken, and pork, the Company’s principal protein raw materials, reached historical highs during predecessor fiscal 2005 and successor fiscal 2005 combined. However, during successor fiscal 2006, the weighted average prices paid for raw materials (excluding cost-plus contracts) decreased from the historical highs experienced in predecessor fiscal 2005 and successcr fiscal 2005 combined, with the exception of beef, which increased by approximately 7.7% compared to the weighted average prices the Company paid during predecessor fiscal 2005 and successor fiscal 2005 combined. The Company manages raw material fluctuations through purchase orders, cost-plus contracts, and by passing on such cost increases to customers.

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

Trademarks and Licensing. The Company markets its sandwiches under a number of brand names, such as Pierre™, Fast Choice®, Rib-B-Q®, Blue Stone Grill™, Hot ‘n’ Ready®, and Big AZ®. The Company regards its trademarks and service marks as having significant value in marketing its food products. The Company also has proprietary rights, including trade secret and other intellectual property protection, in formulations and processes used to make its products. In addition, the Company has licenses to sell sandwiches using well-known brands, such as Checkers®, Rally’s®, Krystal®, Tony Roma’s®, NASCAR®, NASCAR CAFE®, and Nathan’s Famous®. The term of each such license is subject to renewal and satisfaction of sales volume requirements.

Seasonality. The Company experiences seasonal fluctuations in sales and operating results as a result of sales to school districts. Sales to school districts decline significantly during summer, late November, and December. During successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, sales to schools represented approximately 20%, 18%, and 19%, respectively, of the Company’s net revenues.

Competition. The food production business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting the public’s spending habits, and other demographic factors. The Company competes with manufacturers and distributors of value-added meat products and packaged sandwich suppliers. In sales of its protein products, the Company faces competition from a variety of meat processing companies, including Advance Food Company, Zartic, Inc., Tyson, Gorges/Quick To Fix, and from smaller local and regional operations. The sandwich industry, however, is extremely fragmented, with few large direct competitors, but indirect competition in the form of numerous other products. Pierre’s competitors in the sandwich industry include Sara Lee/Jimmy Dean Foods, Bridgford Foods Corp., Deli Express, and Landshire. In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country.

Government Regulation. The food production industry is subject to extensive federal, state, and local regulations. The Company’s food processing facilities and food products are subject to frequent inspection by the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens and sanitation requirements. Many jurisdictions also require that food manufacturers adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. In July 1996, the USDA issued strict new policies against contamination by food-borne pathogens and established the Hazard Analysis and Critical Control Points (“HACCP”) system. The Company believes that it is in substantial compliance with such applicable laws and regulations and the Company is not aware of any pending changes in such laws and regulations that are likely to have a material impact on the Company’s operations.

In addition, the Company’s operations are governed by laws and regulations relating to workplace health and safety that, among other things, establish noise standards and regulate fire codes and the use of hazardous chemicals in the workplace. The Company is also subject to numerous federal, state, and local environmental laws. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its facilities and the land on which its facilities are or had been situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant.

As described in Note 17 — “Legal Proceedings,” to the Consolidated Financial Statements, if the Hamilton County Department of Environmental Services (“HCDOES”) determines that the Company is non-compliant with emissions requirements, the Company likely will be required to install additional control equipment. The Company is estimating the cost of such upgrades to existing equipment to be $2.5 million. Should such capital expenditures be required, the Company would likely adjust its capital budget for its successor fiscal 2007 or delay previously budgeted capital expenditures. The Company does not believe that any other issues related to compliance with environmental laws will have a material effect upon the capital expenditures, earnings or competitive position of the Company.

The Company’s operations are subject to licensing and regulation by a number of state and local governmental authorities, which include health, safety, sanitation, building, and fire agencies. Operating costs are affected by increases in costs of providing health care benefits, the minimum hourly wage, unemployment tax rates, sales taxes, and other similar matters over which the Company may have no control. The Company is subject to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements.

Employees. As of March 4, 2006, the Company employed approximately 1,850 persons. The Company’s employees are non-unionized. The Company has experienced no work stoppage attributable to labor disputes, and considers employee relations to be good.

Item  1A. Risk Factors

Increases in the price of raw materials, particularly beef, chicken, pork, and cheese could reduce our operating margins. The primary raw materials used in the Company’s food processing operations are boneless beef, chicken, pork, and cheese, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under seven day payment terms, with the exception of a few that require payment at the time the product is shipped. Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets. Prices for beef, chicken, and pork, the Company’s principal protein raw materials, reached historical highs during predecessor fiscal 2005 and successor fiscal 2005 combined. However, during successor fiscal 2006, the weighted average prices paid for raw materials (excluding cost-plus contracts) decreased from the historical highs experienced in predecessor fiscal 2005 and successor fiscal 2005 combined, with the exception of beef, which increased by approximately 7.7% compared to the weighted average prices the Company paid during predecessor fiscal 2005 and successor fiscal 2005 combined. During successor fiscal 2006, the weighted average prices the Company paid for beef, chicken, pork, and cheese decreased by approximately 4.4%, 3.6%, 29.1% and 7.7%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of successor fiscal 2005. While historically the Company has managed such fluctuations through purchase orders, cost-plus contracts, and by passing on such cost increases to customers, the Company may be unable to protect itself from future increases in the prices of raw materials on a timely basis, or at all. In addition, some of the Company’s customers purchase products based on bid contracts with set prices, which would prevent the Company from recovering any raw materials price increases from these customers during the life of those contracts. If prices for beef, chicken, pork, and cheese were to increase significantly without a commensurate increase in the price for processed protein food products, the Company’s financial condition and operating results could be adversely affected.

If the Company’s products become contaminated or are mislabeled, the Company may be subject to product liability claims, product recalls, and increased scrutiny by regulators, any of which could adversely affect the Company’s business. Beef, chicken, and pork products are vulnerable to contamination by organisms producing food-borne illnesses. These organisms are generally found in the environment, and, as a result, there is a risk that as a result of food processing, they could be found in the Company’s products. For example, E. coli is one of many food-borne pathogens commonly associated with beef products. If contaminated products are shipped for distribution, illness and death could result if the pathogens are not eliminated by processing at the foodservice or consumer level. The risk can be controlled, but not eliminated, by use of good manufacturing practices and finished product testing. Also, products purchased from others for re-packing or distribution may contain contaminants that the Company is unable to identify. The Company may also encounter the same risks if a third party tampers with its products or if its products are inadvertently mislabeled. Shipment of adulterated products, even if inadvertent, is a violation of law and may lead to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies, any of which could have a material adverse effect on the Company’s reputation, business, prospects, results of operations, and financial condition.

The Company’s insurance and indemnification agreements may be inadequate to cover all the liabilities the Company may incur. The Company faces the risk of exposure to product liability claims and adverse public relations in the event that its control procedures fail and the consumption of its products causes injury or illness. If a product liability claim is successful, the Company’s insurance may not be adequate to cover all liabilities it may incur, including harm to its reputation, and the Company may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. The Company generally seeks contractual indemnification and insurance coverage from its suppliers, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party and their insurance carriers, if any, as well as the insured limits of any insurance provided by those suppliers. If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on its financial condition and operating results.

A decline in meat consumption, or in the consumption of processed food products, would have a material adverse effect on the Company’s business, financial condition, and operating results. Adverse publicity relating to health concerns and the nutritional value of meat and meat products could adversely affect meat consumption and, consequently, demand for the Company’s beef, chicken, and pork products. In addition, as all of the Company’s operations consist of the production and distribution of processed food products, a change in consumer preferences relating to processed food products or in consumer perceptions regarding the nutritional value of processed food products could significantly reduce the Company’s sales volume. A reduction in demand for the Company’s products caused by these factors could have a material adverse effect on the Company’s business, financial condition, and operating results.

The food industry in general is subject to changing consumer trends, demands, and preferences. The Company’s processed protein and bakery products compete with other processed convenience foods, as well as other foods. The Company’s failure to anticipate, identify or react to changes in consumer preferences could lead to, among other things, reduced demand and reduced margins for its products, and could have a material adverse effect on its business, financial condition, and operating results.

Outbreaks of disease among cattle, chicken or pigs could significantly reduce demand for the Company’s products and restrict its ability to produce meat and sandwich products, adversely affecting its sales volume. An outbreak of disease affecting livestock, such as bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or BSE), foot-and-mouth disease or Asian bird flu could result in reductions in demand and restrictions on sales of products to the Company’s customers or purchases of meat and poultry products from its suppliers. Health concerns about BSE in particular have had an adverse impact on the livestock industry and on sales of beef products in Europe, South America and Japan in past years. The North American Governmental Food Agencies have put preventative measures in place to lessen these risks.

The categories of the food industry in which the Company operates are highly competitive, and the Company’s inability to compete successfully could adversely affect its business, results of operations, and financial condition. Competition in each of the categories of the food industry in which the Company operates is intense. Increased competition for any of the Company’s products could result in price reductions, reduced margins or loss of market share, any of which would negatively affect the Company’s business, results of operations, and financial condition. The Company’s formed, pre-cooked protein products compete with the products of several meat processors, including Advance Food Company, Zartic, Inc., Tyson, Gorges/Quick To Fix, and smaller local and regional producers. The market for hand-held convenience sandwiches has low barriers to entry and is extremely fragmented, with several direct competitors, including Sara Lee/Jimmy Dean Foods, Bridgford Foods Corp., Deli Express, and Landshire, and indirect competition from a variety of substitute products. Many of the Company’s competitors in each of these categories have substantially greater financial resources, name recognition, research and development, marketing, and human resources. In addition, any of the Company’s competitors may develop new or enhanced products that are superior to the Company’s products, or market and sell their products more successfully than the Company does, the Company may be unable to compete successfully with any or all of these companies.

The Company’s top ten customers have historically accounted for a significant portion of its net revenues and its largest customer accounted for approximately 21% of net revenues for successor fiscal 2006. The Company’s top ten customers accounted for approximately 55% and 59% of its net revenues in successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively. In particular, the Company’s largest customer accounted for approximately 21% and 25% of net revenues in successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively. If, for any reason, one of the Company’s key customers were to purchase significantly less of the Company’s products in the future or were to terminate purchases from the Company, or if for any reason the Company was unable to renew an existing contract with a key customer on favorable terms, or at all, and the Company was not able to sell its products to new customers at comparable or greater levels, its business, financial condition, and operating results would suffer.

The consolidation of and market strength among the Company’s retail and foodservice customers may put pressure on its operating margins. In recent years, the trend among the Company’s retail and foodservice customers, such as warehouse clubs and foodservice distributors, has been toward consolidation. In addition, the Company’s customers include two of the five largest quick-service hamburger restaurant chains in the United States. These factors have resulted in increased negotiating strength among many of the Company’s customers, which has and may continue to allow them to exert pressure on the Company with respect to pricing terms, product quality, and the introduction of new products. To the extent the Company’s customer base continues to consolidate, competition for the business of fewer customers may intensify. If the Company cannot continue to negotiate favorable contracts, whether upon renewal or otherwise, with these customers, implement appropriate pricing and introduce new product offerings acceptable to its customers, or if the Company loses its existing large customers, its profitability could decrease.

The Company manufactures many of its products using proprietary formulations and markets its products under a variety of brand names. The termination of, or failure to renew a license agreement under which the Company sells branded products, the reduction in value of an underlying license or its inability to protect ownership of proprietary formulations, could negatively impact the Company’s ability to produce and sell its products. The market for the Company’s products depends to a significant extent upon the proprietary formulations used in manufacturing its products and the goodwill associated with the brand names under which its products are sold. The Company relies on patent, trademark and trade secret law to establish and protect its intellectual property rights, including its proprietary formulations. The Company may be required from time to time to bring lawsuits against third parties to protect its intellectual property.

Similarly, from time to time the Company may be party to proceedings in which third parties challenge its rights, including those to the Company’s product formulations. Any lawsuits or other actions the Company brings to enforce its rights may not be successful, and the Company may in fact be found to infringe on the intellectual property rights of others, in either of which case the Company may not be able to prevent others from using such intellectual property and/or may be prevented from using such intellectual property, including proprietary formulations.

In addition to its own brand names, the Company has licenses with third parties that own certain trademarks or trade names used in the marketing of some of the Company’s products. In the event that any such license is terminated, the Company may lose the right to use or have reduced rights to use the intellectual property covered by such agreement. In such event, the Company may not be able to secure licenses to use alternative trademarks or trade names in the marketing of its products, and its products may not be as attractive to customers. In addition, certain events, including events beyond the Company’s control, could make certain of its brand names, or the brand names it licenses, less attractive to its customers, making its products less desirable as a result. Any loss in the value of a brand name or loss of a license for a brand name could adversely affect the Company’s sales volume for affected products.

The Company is subject to extensive governmental regulations, which require significant compliance expenditures. The Company is subject to extensive federal, state and local regulations. Its food processing facilities and food products are subject to frequent inspection by the USDA, FDA, and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens. Many jurisdictions also provide that food manufacturers adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. In addition, the Company’s production and distribution facilities are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health. Failure to comply with all applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, compliance with current or future laws or regulations could require the Company to make material expenditures or otherwise adversely affect the way the Company operates its business, financial condition and operating results.

Any material changes to, cutbacks in or termination of the USDA’s Commodity Reprocessing Program could have a material adverse effect on the Company’s sales to schools. A substantial portion of the products that the Company sells to schools use meat provided to the schools through the USDA’s Commodity Reprocessing Program. If this program were terminated or significantly curtailed due to budgetary constraints, or if the program were changed in a way that neutralizes what the Company believes is its competitive advantage in complying with program guidelines, the Company may be unable to continue to sell these products to schools at current volumes. These programs provide food and nutrition assistance to certain eligible institutions. The programs are designed to assist farmers, commodity producers and processors to maintain stable commodity prices and to provide nutritious foods to children. The Company produces many of its pre-cooked proteins using meat provided by customers through this program, which it re-sells to these customers.

Compliance with environmental regulations may result in significant costs and the Company’s failure to comply with environmental regulations may result in civil as well as criminal penalties, liability for damages and negative publicity. The Company’s operations are subject to extensive and increasingly stringent regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences for the Company, including criminal as well as civil and administrative penalties and negative publicity. The Company has incurred and will continue to incur significant capital and operating expenditures to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require the Company to incur significant additional costs.

Labor disruptions or increased labor costs could adversely affect the Company’s business. As of March 4, 2006, the Company had approximately 1,850 employees. The Company considers its relations with its employees to be good.

However, the Company could experience a material labor disruption or significantly increased labor costs at one or more of its facilities in the future, which would have a material adverse effect on its business, financial condition and operating results.

The Company sells a large percentage of its products to schools, which subjects its sales volumes and, thus, its operating results, to seasonal variations. The Company’s quarterly operating results are affected by the seasonal fluctuations of its sales and operating profits. The Company derived approximately 20% and 21% of its net revenues in successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively, from sales to schools. Since schools comprise a significant portion of the Company’s customer base, sales of its products tend to be lower during the summer months. These lower sales volumes negatively impact its operating profits during the second quarter of each fiscal year. As a result of these fluctuations, the Company believes that comparisons of its sales and operating results among different quarters within a single fiscal year are not necessarily meaningful and that they cannot be relied upon as indicators of the Company’s future performance.

The Company processes meat at its Cincinnati, Ohio facility, and the Company produces bread and assembles sandwiches at its Claremont, North Carolina facility. A material disruption at either of these plants or an increase in demand causing inability to meet customer demands could seriously harm the Company’s financial condition and operating results. The Company manufactures protein products, including the meat used in its packaged sandwich operations, at its Cincinnati, Ohio facility. In addition, the Company produces bread and assembles sandwiches at its Claremont, North Carolina facility. Since the Company does not have operations elsewhere, a material disruption at either location would seriously limit its ability to deliver products to its customers. Such disruption could be caused by a number of different events, including:

• maintenance outages;

• prolonged power failures;

• equipment failure;

• chemical spill or release;

• widespread contamination of our equipment;

• fires, floods, earthquakes or other natural disasters; or

• other operational problems.

Any material malfunction or prolonged disruption in the operations of either of its facilities could prevent the Company from fulfilling orders to existing customers, and would limit its ability to sell products to new customers. Any material malfunction or prolonged disruption in its Cincinnati, Ohio meat processing facility would be particularly harmful to the Company, as nearly all of its products are manufactured, at least in part, at that facility. In addition, the Company may not be able to meet manufacturing requirements in its current facilities if there is a significant increase in customer demands. Any of these events would adversely affect the Company’s business, financial condition and operating results.

The Company depends upon the continued services of certain members of its senior management team, without whom its business operations would be significantly disrupted. The Company’s success depends, in part, on the continued contributions of its executive officers and other key employees. The Company’s management team has significant industry experience and would be difficult to replace. If the Company loses or suffers an extended interruption in the service of one or more of its senior officers, its financial condition and operating results may be adversely affected. Moreover, the market for qualified individuals may be highly competitive and the Company may not be able to attract and retain qualified personnel to replace or succeed members of its senior management or other key employees, should the need arise.

Significant increases in the cost of distribution would have an adverse effect on the Company’s financial condition and operating results. The Company’s distribution costs include fuel for transportation and electricity for cold storage. Significant increases in these distribution costs would adversely affect the Company’s financial condition and operating results. The Company uses a core group of contract carriers that have established rates based on mileage to regions or destination states. A fuel surcharge addendum is a component of all rates to offset the fluctuating price of diesel fuel, primarily to limit the contract carrier’s exposure. These fuel surcharges have risen over the past year and remain at a historic high. If these surcharges continue to rise, or if the Company is unable to pass increased distribution costs on to its customers in the form of higher prices for our products, its financial condition and operating results would suffer.

The Company uses commercial cold storage vendors to store finished goods. A major component of cold storage operations expense is electricity cost. Although the Company tries to minimize storage costs, any significant increase in electricity rates for the vendor are passed along in the form of higher storage rates. If the Company’s storage rates increase significantly, it may be unable to pass these costs on to its customers, which would have an adverse effect on its financial condition and operating results.

The Company’s ability to service its debt and meet its cash requirements depends on many factors, some of which are beyond its control. These factors could have a material adverse affect on the Company’s business, financial position and results of operations. The Company’s ability to satisfy its obligations, including its Notes and its credit facility will depend on the Company’s future operating performance and financial results, which will be subject, in part, to factors beyond the Company’s control, including interest rates and general economic, financial and business conditions. If the Company is unable to general sufficient cash flow, it may be required to refinance all or a portion of its debt, including the Notes and its credit facility, obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes, redirect a substantial portion of its cash flow to debt service, which as a result, might not be available for its operations or other purposes, sell some of its assets or operations, reduce or delay capital expenditures, or revise or delay its operations or strategic plans. If the Company is required to take any of these actions, it could have a material adverse effect on its business, financial condition or results of operations. In addition, the Company cannot assure you that it would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements or that these actions would be permitted under the terms of its Notes or credit facility.

Restrictive covenants in the Company’s debt instruments restrict or prohibit the Company’s ability to engage in or enter into a variety of transactions, which could adversely affect the Company. The indenture governing the Company’s Notes and its credit facility contain various restrictive covenants that limit the Company’s discretion in operating its business. In particular, those agreements limit the Company’s ability to, among other things:

•                  incur additional indebtedness;

•                  make certain investments or acquisitions;

•                  create liens on its assets to secure additional debt;

•                  engage in certain transactions with affiliates;

•                  merge, consolidate or transfer substantially all of its assets; and

•                  transfer and sell assets.

These covenants could have a material adverse effect on the Company’s business by limiting its ability to take advantage of financing, merger and acquisition or other corporate opportunities to fund its operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the Company’s Notes and its credit facility.

If the Company is unable to maintain or upgrade its information systems and software programs or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient. The Company depends on a variety of information systems for the efficient functioning of its business. The Company relies on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support the Company’s business. The software programs supporting many of the Company’s systems were licensed to the Company by independent software developers. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of the Company’s business.

Item  2. Properties

Principal Offices. The Company’s main office is located in a facility it owns in Cincinnati, Ohio. The Company also owns and uses a 23,000 square foot building in Claremont, North Carolina for additional office space.

Food Processing Plants. The Company produces its fully-cooked meat products, packaged sandwiches, and specialty bread products at facilities it owns in Cincinnati, Ohio and Claremont, North Carolina. The Cincinnati facility occupies buildings totaling approximately 225,000 square feet. The Claremont facility occupies buildings totaling approximately 150,000 square feet.

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

In August, 2005, pursuant to its regulatory authority, HCDOES requested a Method 5 Stack Test be performed to assess the Company’s compliance with its emissions limits. The Company contacted HCDOES, requesting the scheduled stack emission compliance test be postponed while the Company’s independent consulting firm conducted an emissions audit program consisting of a series of engineering stack tests that were performed at both controlled and uncontrolled emission test points in order to evaluate the magnitude of the emissions based on current production data and to estimate new emissions factors by product line. HCDOES agreed to this approach and granted permission to delay the standard Method 5 Stack Test originally requested while the Company conducted its emissions audit program.

The Company contracted with an independent environmental consulting firm to perform the audit and evaluation. As part of the overall audit, this firm performed preliminary testing in early September 2005, which indicated that violations of emission levels may have occurred, and retested September 28, 2005 through September 30, 2005. The firm conducted additional tests during October 27, 2005 through November 8, 2005. The Company received the results of the audit in January, 2006. The results allowed the Company to evaluate the facility’s current and historical potential and actual emissions. The testing revealed that assumptions made by the Company’s former outside engineering firm concerning particulate emissions and throughput were incorrect. This miscalculation caused the Company to receive permit limits that are lower than actual emissions for certain cook lines. The Company met with the local air permitting authority in February, 2006, to discuss the results of the emissions audit program.

Based on the results of the audit program, the Company received a NOV from HCDOES on March 20, 2006 for particulate emissions in excess of the allowable limits of certain of its air permits and for submitting certain permit applications with incorrect information. The Company is in the process of assessing control technology options and vendors for the installation of new control technology to substantially reduce particulate emissions. This process, including the installation of additional control technology, will likely last through the remainder of calendar year 2006 and could take until early 2007 to complete.

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

As part of its ongoing operations in the food manufacturing industry, the Company is subject to extensive federal, state, and local regulations and its food processing facilities and food products are subject to frequent inspection, audits, and inquiries by the USDA, the FDA, and various local health and agricultural agencies and by federal, state and local agencies responsible for the enforcement of environmental laws and regulations. The Company is also involved in various legal actions arising in the normal course of business. These matters are continuously being evaluated and, in some cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company’s consolidated financial position.

Item  4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholder during the quarter ended March 4, 2006.

PART II

Item  5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since the Company’s going-private transaction on July 26, 2002, the Company has been a wholly-owned subsidiary of PFMI; accordingly, there is no public trading market for the Company’s common stock. The Company did not declare a cash dividend during successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined or predecessor fiscal 2004. The Company’s debt instruments restrict its ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 — “Financing Arrangements,” to the Company’s Consolidated Financial Statements. Regardless of the scope of such restrictions, the Company’s policy is to reinvest any earnings rather than pay dividends. The Company has no compensation plans or individual arrangements under which equity securities of the Company are authorized for issuance; however, Holding, the sole stockholder of PFMI, implemented a stock option plan in successor fiscal 2005 pursuant to which options to purchase shares of common stock of Holding may be issued to officers, employees and consultants of the Company. In addition, on July 12, 2005, Holding issued 2,000 shares of restricted common stock that vest over time to Scott W. Meader, a director of the Company. The shares were purchased by Mr. Meader for $10.00 per share. See Note 11 —“Stock-Based Compensation,” to the Consolidated Financial Statements.

No equity securities of the Company were sold by the Company during successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined.

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

	Successor		Predecessor
	Fiscal 2006	Fiscal 2005	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues, net	$431,633	$294,867	$115,549	$358,549	$276,339	$243,278
Cost of goods sold	309,273	217,323	87,025	254,235	184,092	160,781
Selling, general, and administrative	67,839	39,826	26,447	79,982	71,352	62,399
Net loss on disposition of property, plant and equipment	6	5	340	11	89	84
Depreciation and amortization	30,638	23,170	1,545	4,605	4,125	6,438
Operating income	23,877	14,543	192	19,716	16,681	13,576
Interest expense	(22,331)	(19,493)	(6,538)	(16,979)	(14,228)	(13,206)
Other income, net	151	24	2	—	447	364
Income tax benefit (provision)	465	597	2,080	(1,303)	(1,122)	(733)
Income (loss) from continuing operations	2,162	(4,329)	(4,264)	1,434	1,778	1
Cumulative effect of accounting change (1)	—	—	—	—	(18,605)	—
Net income (loss)	$2,162	$(4,329)	$(4,264)	$1,434	$(16,827)	$1

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Income (loss) from continuing operations	$21.62	$(43.29)	$(42.64)	$14.34	$17.78	$0.01
Cumulative effect of accounting change	—	—	—	—	(186.05)	—
Net income (loss)	$21.62	$(43.29)	$(42.64)	$14.34	$(168.27)	$0.01

OTHER DATA:
Capital expenditures	$7,150	$3,677	$2,084	$10,041	$16,216	$5,994

BALANCE SHEET DATA:
Working capital	$61,997	$62,145	n/a	$46,110	$40,716	$37,061
Total assets	472,425	496,588	n/a	175,771	168,781	169,821
Total debt	244,994	263,580	n/a	143,694	136,348	121,231
Shareholder’s equity	148,058	146,023	n/a	6,621	8,998	27,207

(1)  Reflects a loss due to cumulative effect of accounting change in the amount of $18,605 in predecessor fiscal 2003. The loss represents the write-off of goodwill upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations for successor fiscal 2006, successor fiscal 2005, predecessor fiscal 2005, and predecessor fiscal 2004. Successor fiscal 2005 and predecessor fiscal 2005 collectively are referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined.”  This section should be read in conjunction with the Company’s Consolidated Financial Statements and considered with “Risk Factors” discussed in Item 1A above, Item 7A —“Quantitative and Qualitative Disclosures About Market Risk” below, and “Cautionary Statements Regarding Forward Looking Statements,” which precedes Part I, Item 1 above.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February. Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks. The results for successor fiscal 2006 and the results for predecessor fiscal 2005 and successor fiscal 2005 combined both contain 52 weeks. The results for predecessor fiscal 2004 contain 53 weeks.

Results of Operations

Results for successor fiscal 2006, successor fiscal 2005, predecessor fiscal 2005, and predecessor fiscal 2004 are shown below:

	Successor		Predecessor
	Fiscal 2006	Fiscal 2005	Fiscal 2005	Fiscal 2004
	(in millions)
Revenues, net	$431.6	$294.9	$115.5	$358.6
Cost of goods sold	309.3	217.3	87.0	254.2
Selling, general, and administrative	67.8	39.8	26.4	80.0
Net loss on disposition of property, plant, and Equipment	—	—	0.4	0.1
Depreciation and amortization	30.6	23.2	1.5	4.6
Operating income	23.9	14.6	0.2	19.7
Interest expense and other income, net	(22.2)	(19.5)	(6.5)	(17.0)
Income (loss) before income tax	1.7	(4.9)	(6.3)	2.7
Income tax benefit (provision)	0.5	0.6	2.0	(1.3)
Net income (loss)	$2.2	$(4.3)	$(4.3)	$1.4

As a result of the Acquisition as described in Note 1 — “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements and elsewhere in this report, the following results of operations comparisons demonstrate a significant difference between compared periods. The Acquisition was accounted for under the purchase method of accounting, resulting in an increase in the basis of the Company’s assets. Due to the change in basis, the Company’s results of operations and those of its predecessor are not considered comparable. The Company’s results of operations include amortization related to the identifiable intangible assets and interest expense related to the borrowings incurred in connection with the Acquisition. For the purpose of comparing comparable time periods, the results for predecessor fiscal 2005 and successor fiscal 2005 are combined in the discussion below in order to provide a more meaningful period-to-period comparison.

Successor Fiscal 2006 Compared to Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined

Revenue, net. Net revenues increased by $21.2 million, or 5.2%. This increase was primarily due to sales volume growth in most of the Company’s end-market segments ($30.1 million), net price increases to customers, and higher margin product sales; offset by decreased sales volume to two large National Accounts customers ($18.2 million). Sales to these National Accounts customers were impacted, in part, by their promotional activity toward sandwiches that do not include Pierre’s products and to a lesser extent, higher gasoline prices, which impacted the store traffic of these National Accounts customers.

Net price increases to customers in successor fiscal 2006 consisted of  $4.0 million attributable to cost-plus contracts with two large National Accounts customers, which enable the Company to limit its exposure to raw material price fluctuations, and $3.3 million related to the impact of price increases implemented during the prior year in response to higher raw material prices.

Cost of goods sold. Cost of goods sold increased by $4.9 million in successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined, or 1.6%. This increase was primarily due to (1) an increase in costs as a result of increased net revenues due to volume growth; (2) an increase in raw material protein costs of $3.8 million attributable to cost-plus contracts with two large National Accounts customers, which enable the Company to limit its exposure to raw material price fluctuations; (3) an increase in utility costs of $1.0 million primarily due to natural gas and electric cost increases offset by increased efficiencies related to water usage; offset by (4) start-up costs of $3.1 million incurred in predecessor fiscal 2005 and successor fiscal 2005 combined associated with a National Accounts customer that were not incurred during successor fiscal 2006; (5) a favorable impact as a result of a $2.0 million purchase accounting adjustment on beginning inventory in the prior year comparable period made in connection with the Acquisition; and (6) the net impact of decreases in prices paid for raw material proteins and formulation mix excluding raw material protein purchases attributable to cost-plus contracts with two large National Accounts customers.

As a percentage of revenues, cost of goods sold decreased from 74.2% to 71.7%, a decrease of 2.5%. This decrease was primarily due to (1) a decrease in costs as a result of an change in mix to lower cost, higher margin products (approximately 1.3%); (2) start-up costs incurred in predecessor fiscal 2005 and successor fiscal 2005 combined associated with a National Accounts customer that were not incurred during successor fiscal 2006 (approximately 0.7%); (3) a favorable impact as a result of a purchase accounting adjustment on beginning inventory in the prior year comparable period made in connection with the Acquisition (approximately 0.5%); and (4) the net impact of decreases in prices paid for raw material proteins and formulation mix; offset by (5) an increase in costs as a result of manufacturing efficiencies related to changes in sales mix.

The primary materials used in the Company’s food processing operations include boneless beef, pork, chicken, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under 7-day payment terms. Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets. Additionally, the Company has contracts with formulaic pricing that require the Company to immediately pass along commodity price variances. During successor fiscal 2006, net raw material protein prices increased approximately $2.7 million including a $4.7 million increase related to these formulaic contracts offset by raw material protein price decreases of approximately $2.0 million related to other non-contracted sales.

Approximately 42.0% of total sales for successor fiscal 2006 were protected from commodity exposure, of which 35.8% were attributable to cost-plus contracts, while the other 6.2% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations. For predecessor fiscal 2005 and successor fiscal 2005 combined, approximately 44.9% of total sales were protected from commodity exposure, of which 38.7% were attributable to cost-plus contracts, while the other 6.2% were related to the USDA Commodity Reprocessing Program.

The following table represents the (increases)/decreases in the weighted average prices the Company paid for beef, pork, chicken, and cheese excluding unfavorable formulation mix and contracts with formulaic pricing during successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined:

(Increase)/Decrease
Successor Fiscal 2006 Compared to
Predecessor Fiscal 2005 and
Successor Fiscal 2005 Combined
Beef	(7.7)%
Pork	14.2%
Chicken	39.0%
Cheese	6.1%
Aggregate	7.8%

Selling, general and administrative. Selling, general and administrative expenses increased by $1.6 million, or 2.4%. This increase was primarily due to (1) an increase in sales volume and an increase in sales mix to lower cost, higher margin end-markets with greater selling burden rates; (2) an increase in storage expense ($1.8 million) as a result of increased inventories built to maintain customer service levels for customer requirements and product line expansion, in addition to increased storage rates paid by the Company; (3) an increase in freight ($2.1 million) due to higher fuel prices and higher fuel surcharges; (4) an increase in selling expenses ($1.6 million) primarily due to selling expenses incurred to establish the Company’s new Military selling channel, product line expansion, and an increase in demonstration expense related to growth in the Waarehouse Club selling channel; and (5) an increase in administrative costs; offset by (6) the elimination of expenses related to the selling shareholders and non-recurring transaction fees as a result of the Acquisition ($8.8 million). As a percentage of revenues, selling, general, and administrative expenses decreased from 16.1% to 15.7%.

Expenses associated with the selling shareholders in predecessor fiscal 2005 and successor fiscal 2005 combined that are not present in successor fiscal 2006 and are not expected to be incurred in the future include the following:

Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined
(in millions)
Compensation expense (a)	$1.2
Travel and entertainment (b)	1.0
Office expense (c)	0.2
Aircraft expense (d)	0.8
Compass Outfitters (e)	0.1
Professional fees (f)	2.6
Selling shareholders’ other expenses (g)	0.7
Selling shareholders’ transaction fees (h)	1.0
Consulting services (i)	0.8
Endorsement termination (j)	0.3
Other (k)	0.1
Total	$8.8

Compensation expense (a) relates to personnel who were terminated in connection with the Acquisition and will not be replaced. Travel and entertainment (b) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the Acquisition. Office expense (c) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the Acquisition. Aircraft expense (d) relates to the leasing of an aircraft owned by Columbia Hill Aviation, LLC, which was formerly a subsidiary of PFMI, which was retained by the selling shareholders. Compass Outfitters (e) relates to expenses incurred in connection with an asset that was retained by the selling shareholders. The professional fees (f) primarily relate to the Restructuring and to the Acquisition. The selling shareholders’ other expenses (g) relate to outside board of director fees, community relations, and contributions made to the former owners alma mater. The selling shareholders’ transaction fees (h) include legal, accounting, and tax consulting fees related to the Acquisition. The consulting services (i) consist of the fee paid to the selling shareholders’ adviser for his role in the Acquisition. The endorsement termination (j) relates to the termination of the contract between the Company and Crawford Race Cars, LLC. Other (k) includes employee travel and other expenses incurred as a result of the debt placement for the Acquisition.

Depreciation and amortization. Depreciation and amortization expense increased by $5.9 million. This is due to an increase in amortization of $5.7 million, primarily related to the allocation of the Acquisition purchase price to other intangible assets that was present for the entire successor fiscal 2006 period. For the prior year comparable period, such amortization of intangible assets only occurred subsequent to the Acquisition during successor fiscal 2005. In addition, depreciation expense increased by $0.2 million, primarily as a result of the allocation of the Acquisition purchase price and re-valuation of property, plant, and equipment as a result of purchase accounting due to the Acquisition.

Loss on disposal of assets. The loss on disposal of assets decreased by $0.3 million. The decrease is due to the recording of losses in the prior year related to affiliated companies as a consequence of the Restructuring.

Interest expense and other income, net. Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt and interest on the revolving loan, both of which were entered into in connection with the Acquisition. Interest expense and other income, net decreased by $3.8 million, or 14.7%. This decrease is primarily due to expenses incurred during predecessor fiscal 2005 and successor fiscal 2005 combined as a result of the Acquisition, including: (1) $4.3 million for the write-off of deferred loan origination fees; (2) $0.6 million for the repayment of the Old Notes; and (3) $0.5 million for the repayment of the Company’s former revolving credit facility. This decrease was offset by increased debt and related interest expense as a result of the Acquisition, in addition to an increase in floating interest rates related to the Company’s term loan.

Income taxes. The effective tax rate for successor fiscal 2006 was 27.4% compared to 23.8% for predecessor fiscal 2005 and successor fiscal 2005 combined. The change in the effective tax rate is primarily due to the impact of new Ohio tax laws enacted in H.B. 66 on June 30, 2005. H.B. 66 includes the phase-out of Ohio franchise tax and Ohio personal property tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”). As a result of the enactment, the Company reduced its deferred tax liability based on the phase-out of franchise tax and recorded an additional valuation allowance based on Ohio investment tax credits that are expected to expire prior to utilization. Excluding the one-time impact of this enactment, the effective tax rate for successor fiscal 2006 would have been 38.3%.

Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined Compared to Predecessor Fiscal 2004.

Revenues, net. Net revenues increased by $51.9 million, or 14.5%. The increase in net revenues was the result of increases in sales across most of the Company’s end-market segments, including the substantial development of national business with existing customers and the advent of business with a new customer, in addition to net revenue of approximately $6.4 million due to net price increases to customers, offset by additional revenues of $7.9 million in the prior year due to predecessor fiscal 2004 being a 53 week year, compared to the 52 week period in predecessor fiscal 2005 and successor fiscal 2005 combined. Included in predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004 are non-recurring revenues of $8,604 and $104,127, respectively, related to Compass Outfitters, LLC. These revenues are not present in future periods due to Compass Outfitters, LLC being retained by the selling shareholders following the Acquisition.

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

Selling, general and administrative. Selling, general and administrative expenses decreased by $13.7 million, or 17.1%. As a percentage of revenues, selling, general and administrative expenses decreased from 22.3% to 16.1%. This decrease was primarily due to the elimination of PF Distribution fees of $11.6 million and a decrease in former affiliate expenses offset, in part, by expenses associated with the Acquisition that are not expected to repeat in future periods. Expenses associated with the selling shareholders in predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004 that are not expected to be incurred in the future include the following:

	Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined	Predecessor Fiscal 2004
	(in millions)
Distribution expenses (a)	$—	$11.6
House lease (b)	—	0.1
Compensation expense (c)	1.2	2.8
Travel and entertainment (d)	1.0	2.0
Office expense (e)	0.2	0.6
Aircraft expense (f)	0.8	1.5
Compass Outfitters (g)	0.1	0.7
Professional fees (h)	2.6	2.4
Selling shareholders’ other expenses (i)	0.7	1.1
Selling shareholders’ transaction fees (j)	1.0	—
Consulting services (k)	0.8	—
Endorsement termination (l)	0.3	—
Other (m)	0.1	—
Total	$8.8	$22.8

Distribution expenses (a) incurred under related party agreements that were terminated in March 2004 as part of the Restructuring. The house lease (b) relates to rent expense, maintenance and other occupancy costs paid to related parties pursuant to a lease that was terminated in connection with the Restructuring. Compensation expense (c) relates to personnel who were terminated in connection with the Acquisition and will not be replaced. Travel and entertainment (d) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the Acquisition. Office expense (e) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the Acquisition. Aircraft expense (f) relates to the leasing of an aircraft owned by Columbia Hill Aviation, LLC which was formerly a subsidiary of PFMI, which was retained by the selling shareholders. Compass Outfitters (g) relates to expenses incurred in connection with an asset that was retained by the selling shareholders. The professional fees (h) primarily are related to the Restructuring and to the Acquisition. The selling shareholders’ other expenses (i) relate to outside board of director fees, community relations, and contributions made to the former owners alma mater. The selling shareholders’ transaction fees (j) include legal, accounting, and tax consulting fees related to the Acquisition. The consulting services (k) consist of the fee paid to the selling shareholders’ adviser for his role in the Acquisition. The endorsement termination (l) relates to the termination of the contract between the Company and Crawford Race Cars, LLC. Other (m) includes employee travel and other expenses incurred as a result of the debt placement for the Acquisition.

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

Interest expense and other income, net. Interest expense and other income, net consists primarily of interest on fixed and variable rate long-term debt and interest on a revolving loan, both of which exist as a result of the Acquisition. Other expense increased by $9.0 million, or 53.2%. This increase was primarily due to expenses as a result of the Acquisition, including $4.3 million for the write-off of deferred loan origination fees, $0.6 million for the repayment of the Old Notes and $0.5 million for the repayment of the Company’s former revolving credit facility combined with the increased debt and borrowings under the Company’s new revolving credit facility. See “Liquidity and Capital Resources” below.

Income taxes. The effective tax rate for predecessor fiscal 2005 and successor fiscal 2005 combined was 23.8%, compared to 47.6% for predecessor fiscal 2004. The decrease in the effective tax rate is primarily due to a change in the tax rate used to provide for deferred taxes.

Liquidity and Capital Resources

Net cash provided by operating activities. Net cash provided by operating activities was $28.5 million, $12.9 million, $0.4 million, and $3.3 million for successor fiscal 2006, successor fiscal 2005, predecessor fiscal 2005, and predecessor fiscal 2004, respectively. The increase in net cash provided by operating activities for successor fiscal 2006 compared to net cash provided by operating activities for predecessor fiscal 2005 and successor fiscal 2005 combined was primarily due to the Company’s increased profitability during successor fiscal 2006, in addition to (1) an increase in accounts receivable during successor fiscal 2006 that was substantially less than the increase during the prior year comparable period; (2) a decrease in refundable income taxes, prepaid expense, and other current assets during successor fiscal 2006 compared to the increase in the prior year comparable period; and (3) an increase in inventories during successor fiscal 2006 that was substantially less than the increase in the prior year comparable period; offset by (4) an increase in payments on long-term debt during successor fiscal 2006 compared to the prior year comparable period and (5) an increase in accounts payable and other accrued liabilities during successor fiscal 2006 that was significantly less than the increase in the prior year comparable period.

The primary components of the net cash provided by operating activities for successor fiscal 2006 were (1) depreciation and amortization of intangible assets of $30.6 million, of which $7.2 million relates to depreciation of fixed assets and $23.4 million relates to amortization of intangible assets; (2) a decrease in refundable income taxes, prepaid expenses, and other current assets of $2.2 million, primarily due to the tax provision recorded as a result of the income in successor fiscal 2006, reducing previously recorded tax benefits; (3) an increase in trade accounts payable and other accrued liabilities of $0.8 million; and (4) amortization of deferred loan fees totaling $1.7 million; offset by (5) a decrease in other long-term liabilities of $4.3 million primarily as a result of the payment to the selling shareholders as required by the tax sharing agreement, partially offset by an increase in liability for deferred compensation; (6) a decrease in deferred income taxes of $2.3 million; and (7) an increase in inventories of $1.9 million due to an inventory build to satisfy existing customer needs, new customers needs, and new product lines.

The primary components of net cash provided by operating activities for successor fiscal 2005 were: (1) depreciation and amortization, including amortization of deferred loan origination fees, totaling $24.2 million; (2) an increase in deferred income taxes of $0.4 million; (3) the write-off of deferred loan origination fees of $4.3 million; (4) an increase in trade accounts payable and other accrued liabilities of $0.9 million; and (5) a decrease in inventory of $0.5 million; offset by (6) an increase in accounts receivable of $9.6 million and (7) an increase in refundable income taxes, prepaid expenses and other current assets of $3.6 million.

The primary components of net cash provided by operating activities for predecessor fiscal 2005 were: (1) a decrease in accounts receivable of $5.7 million; (2) depreciation and amortization, including amortization of deferred loan origination fees, totaling $2.3 million; (3) an increase in trade accounts payable and other accrued liabilities of $2.2 million; offset by (4) an increase in inventory of $4.9 million; (5) an increase in refundable income taxes, prepaid expenses and other current assets of $0.2 million; and (6) an decrease in deferred income taxes of $2.1 million.

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

Net cash used in investing activities. Net cash used in investing activities for successor fiscal 2006, successor fiscal 2005, predecessor fiscal 2005, and predecessor fiscal 2004 was $7.2 million, $3.7 million, $2.1 million, and $9.8 million, respectively. The primary components for successor fiscal 2006, successor fiscal 2005, and predecessor fiscal 2005 were plant improvements and routine capital expenditures. The primary components for predecessor fiscal 2004 were plant improvements, routine capital expenditures, and a significant plant expansion totaling $10.0 million.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $18.8 million for successor fiscal 2006. The primary components were:  (1) principal pre-payments on long-term debt of $17.8 million; (2) net repayments under the revolving credit agreement of $0.8 million; (3) a return of capital to parent of $0.1 million; and (4) loan origination fees of $0.1 million.

Net cash used in financing activities was $11.3 million for successor fiscal 2005. The primary components were:  (1) the payoff of the Old Notes of $115.0 million; (2) a return of capital to parent of $100.1 million; (3) the repayment of debt in conjunction with the Acquisition of $29.0 million; (4) net repayment of the revolving credit agreement of $17.7 million; (5) principal payments on long-term debt of $16.2 million; and (6) loan origination fees of $10.0 million; offset by (7) borrowings under the new term loan of $150.0 million; (8) issuance of New Notes of $125.0 million; (9) the termination of a certificate of deposit for $1.3 million; and (10) a contribution from parent totaling $0.4 million.

Net cash provided by financing activities was $3.7 million for predecessor fiscal 2005. The primary components were: (1) net borrowings under the revolving credit agreement with former lender of $7.7 million; offset by (2) loan origination fees incurred in the amount of $3.4 million and (3) principal payments on long-term debt in the amount of $0.7 million.

Net cash provided by financing activities was $6.4 million for predecessor fiscal 2004. The primary components were: (1) borrowings under the equipment term loan subline and the real estate term loan subline of $5.0 million each, offset by (2) the net repayment of revolving credit agreement of $1.8 million; (3) principal payments on long-term debt of $0.8 million; and (4) loan origination fees of $0.7 million.

On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter, and required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); required the termination of all related party transactions, except for certain specifically-permitted transactions as described in Note 16 — “Transactions With Related Parties” to the Consolidated Financial Statements); provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PFMI and waived any and all defaults of the Indenture existing as of March 8, 2004.

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PFMI; cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to CHA; $3.5 million owed to PF Purchasing, a former affiliate of the Company; $0.5 million owed to PF Distribution, a former affiliate of the Company; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture. We refer to these transactions as the “Restructuring”.

On June 30, 2004, the shareholders of PFMI closed the sale of their shares of stock of PFMI to Holding (see Note 1 — “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements). Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.

Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments, and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rates for base rate borrowings under the new revolving credit facility and the new term loan at March 4, 2006 were 9.25% (prime of 7.50% plus 1.75%) and 9.00% (prime of 7.50% plus 1.50%), respectively. Actual interest rates are lowered by the use of LIBOR tranches as appropriate. Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan, the Company made prepayments on the term loan totaling $4.9 million during successor fiscal 2005. Prepayments totaling $17.4 million were made during successor fiscal 2006. The remaining outstanding balance of $119.1 million as of March 4, 2006 is due on June 5, 2010.

As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility and borrowing availability of approximately $34.4 million. Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of the New Notes outstanding. As of March 5, 2005, the Company had no cash and cash equivalents on hand, outstanding borrowings under its revolving credit facility of $0.8 million, and borrowing availability of approximately $34.7 million. Also as of March 5, 2005, the Company had borrowings under its term loan of $136.5 million and $125.0 million of the New Notes outstanding. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures. As of March 4, 2006, the Company is in compliance with all financial covenants.

In conjunction with the Acquisition, the Company issued the New Notes. The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition and to repay outstanding indebtedness, including paying off debt of PFMI assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 1 — “Basis of Presentation and Acquisition” to the Consolidated Financial Statements and redeeming the Old Notes not tendered.

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

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement. As of March 4, 2006, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses. During the fiscal year ended March 4, 2006, the Company submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $3.6 million and directly to the selling shareholders for a total of $1.4 million. As of March 4, 2006, the Company has a net long-term liability to the selling shareholders totaling $5.3 million.

For the tax year ended February 26, 2005, the Company utilized approximately $3.3 million of non-deal related NOLs in its tax return filed November 15, 2005. The non-deal related NOLs enabled the Company to defer cash tax payments required by the tax sharing and indemnification agreement of approximately $1.2 million attributable to this tax period.

For the tax year ending February 25, 2006, as a result of the current year taxable income for successor fiscal 2006, the Company was able to defer cash tax payments of approximately $4.2 million. The Company expects a portion of such deferred amounts to be paid out pursuant to the tax sharing and indemnification agreement subsequent to the filing of its tax return in November 2007.

The Company has budgeted approximately $13.4 million for capital expenditures for successor fiscal 2007. These expenditures include a provision for capacity expansion, system upgrades, and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities. The Company believes that funds from operations and funds from its $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures. As described in Note 17 — “Legal Proceedings,” to the Consolidated Financial Statements, if the HCDOES determines that the Company is non-compliant with emissions requirements, the Company likely will be required to install additional control equipment. The Company is estimating the cost of such upgrades to existing equipment to be $2.5 million. Should such capital expenditures be required, the Company would likely adjust its capital budget for its successor fiscal 2007 or delay previously budgeted capital expenditures.

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

Significant assumptions underlie the belief that the Company anticipates that its fiscal 2007 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its $40 million revolving credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant unbudgeted capital requirements of the Company.

Commercial Commitments, Contingencies, and Contractual Obligations

The Company provided a letter of credit in the amount of $5.5 million, $4.5 million and $3.5 million in successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, respectively, to its insurance carrier for the underwriting of certain performance bonds. The current letter of credit expires in fiscal 2007. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims. Letters of credit for these claims totaled $110,000 in both successor fiscal 2006 and in predecessor fiscal 2005 and successor fiscal 2005 combined, and $75,000 in predecessor fiscal 2004. In addition, the Company provides secured letters of credit to a limited number of suppliers. The Company had no letters of credit for suppliers in successor fiscal 2006 or predecessor fiscal 2005 and successor fiscal 2005 combined. Letters of credit for suppliers totaled $250,000 in predecessor fiscal 2004.

The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows. See Item 3 — “Legal Proceedings” and Note 17 – “Legal Proceedings,” to the Consolidated Financial Statements for further discussion of proceedings as of March 4, 2006.

The following tables summarize our contractual obligations and commitments as of March 4, 2006:

	Commitments by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3 - 5 Years	More than 5 Years
Letters of credit	$5,610,000	$5,610,000	$—	$—	$—
Purchase commitments for capital projects	1,941,735	1,941,735	—	—	—
Purchase commitments for raw materials	852,576	852,576	—	—	—
Purchase commitments for natural gas	3,130,722	3,130,722	—	—	—
Other miscellaneous services	90,000	90,000	—	—	—
Total	$11,625,033	$11,625,033	$—	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Long-term debt	$244,125,000	$—	$—	$119,125,000	$125,000,000
Capital lease obligations*	868,659	229,172	357,870	281,617	—
Operating lease obligations	4,963,704	3,644,904	1,104,483	198,117	16,200
Interest on fixed-rate debt**	68,842,870	12,719,106	25,246,422	24,705,467	6,171,875
Interest on variable-rate debt**	31,322,662	8,949,332	17,898,664	4,474,666	—
Total	$350,122,895	$25,542,514	$44,607,439	$148,784,867	$131,188,075

*Capital lease obligations include interest component related to leases.

**Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of March 4, 2006 assuming that the outstanding balances remain unchanged until maturity.

In conjunction with the Acquisition, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement. As of March 4, 2006, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses. During the fiscal year ended March 4, 2006, the Company submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $3.6 million and directly to the selling shareholders for a total of $1.4 million. As of March 4, 2006, the Company has a net long-term liability to the selling shareholders totaling $5.3 million. This amount is excluded from the table above due to the uncertainty of when such utilization of the Deal Related NOLs will occur.

See Note 14 — “Commitments, Contingencies and, Contractual Obligations,” to the Consolidated Financial Statements for further discussion.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined or predecessor fiscal 2004. In addition, the Company does not expect inflation to have a material impact on its results of operations for successor fiscal 2007. However, the Company experienced significant increases in fuel prices in successor fiscal 2006, in addition to raw material price increases in predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004; see Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk.”

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

Revenue Recognition. The Company records revenues from its sales of food processing products at the time title transfers. Standard shipping terms are FOB destination. Based on these terms, title passes at the time the product is delivered to the customer. Revenue is recognized as the net amount to be received by the Company after deductions for estimated discounts, product returns, and other allowances. These estimates are based on historical trends and expected future payments (see also Promotions below).

Goodwill and Other Intangible Assets. In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes of the Company’s goodwill and other intangible assets. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements, and certain trade names and trademarks.

In accordance with Financial Accounting Standard No. 142 (“SFAS 142”) —“Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of March 4, 2006, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives. The Company engaged an independent party to perform valuations to assist in the impairment review. There were no impairment charges as a result of this review.

The Company’s amortizable intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

Promotions. Promotional expenses associated with rebates, marketing promotions, and special pricing arrangements are recorded as a reduction of revenues or as selling expense at the time the sale is recorded. Certain of these expenses are estimated based on historical trends, expected future payments to be made under these programs, and expected future customer deductions to be taken under these programs. The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s liability under these programs.

Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 21%, 25%, and 24% of net revenues for successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, respectively. Accounts receivable at March 4, 2006 and March 5, 2005 included receivables from the Company’s largest customer totaling $2.7 million and $4.4 million, respectively.

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

New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS No. 151, effective March 5, 2006 for its fiscal 2007 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS No. 151 will not have a material impact on the Company’s consolidated financial statements.

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

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.”  This statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Company will adopt the provisions of SFAS 154, effective March 5, 2006 for its fiscal 2007 Consolidated Financial Statements. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 4, 2006, March 5, 2005, or March 6, 2004. Certain of the Company’s outstanding nonderivative financial instruments at March 4, 2006 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. There was no significant change in market risk from predecessor fiscal 2005 and successor fiscal 2005 combined compared to successor fiscal 2006.

Interest Rate Risk. The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at March 4, 2006 have not changed materially since March 5, 2005. Of the long-term debt outstanding at March 4, 2006, the $125.0 million of New Notes and the $0.9 million of capital leases accrue interest at fixed interest rates, while the $119.1 million outstanding borrowings under the Term B Loan facility and the revolving credit facility accrue interest at a variable interest rate. At March 4, 2006, the Company had no outstanding borrowings under the revolving credit facility. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during successor fiscal 2006 would have decreased net income for that period by approximately $324,000.

The following table summarizes the Company’s market risks associated with long-term debt outstanding at March 4, 2006. The table presents principal cash outflows and related interest rates by maturity date.

	March 4, 2006 Expected Maturities in Fiscal Years Long-Term Debt
	Variable-Rate Long-Term Debt	Fixed-Rate Long-Term Debt	Weighted Average Interest Rate
2007	$—	$229,172	6.52%
2008	—	190,293	6.63%
2009	—	167,577	6.86%
2010	—	175,453	7.83%
Thereafter	119,125,000	125,106,164	8.86%
Total	$119,125,000	$125,868,659	8.85%

Fair Value	$119,125,000	$135,737,000	8.85%

Foreign Exchange Rate Risk. The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada. The Company does not believe the foreign exchange rate risk on Canadian sales is material. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency. At March 4, 2006 and March 5, 2005, all trade receivables were denominated in US dollars.

Commodity Price Risk. Certain raw materials used in food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies. Prices for beef, chicken, and pork, the Company’s principal protein raw materials, reached historical highs during predecessor fiscal 2005 and successor fiscal 2005 combined. However, during successor fiscal 2006, the weighted average prices paid for raw materials (excluding cost-plus contracts) decreased from the historical highs experienced during predecessor fiscal 2005 and successor fiscal 2005 combined, with the exception of beef, which increased by approximately 7.7% compared to the weighted average prices the Company paid during predecessor fiscal 2005 and successor fiscal 2005 combined. During successor fiscal 2006, the weighted average prices the Company paid for beef, chicken, pork, and cheese decreased by approximately 4.4%, 3.6%, 29.1%, and 7.7%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of successor fiscal 2005. The Company manages such fluctuations through purchase orders, cost-plus contracts and by passing on such cost increases to customers. At March 4, 2006, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company’s current positions with respect to such pricing exposures.

Fair Value of Financial Instruments. The Company’s nonderivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See further discussion in Note 12 —“Disclosures About Fair Values of Financial Instruments,” to the Consolidated Financial Statements.

Item  8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements required by this Item are on pages F-1 through F-31 of this Report.

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the Company’s President and Chief Executive Officer and Principal Financial Officer have concluded that as of March 4, 2006, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission (the “SEC”).

Changes in Internal Controls. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 4, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item  9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

ROBIN P. SELATI, DIRECTOR, age 40, became a director in June 2004 upon completion of the Acquisition. Prior to co-founding MDP in 1993, Mr. Selati was with Alex, Brown & Sons Incorporated. Mr. Selati also serves on the Board of Directors of Beverages & More, Inc., Carrols Holdings Corporation, Cinemark, Inc., Family Christian Stores, Inc., NWL Holdings, Inc., Peter Piper, Inc., Ruth’s Chris Steak House, Inc., Tuesday Morning Corporation, and Wm. Bolthouse Farms, Inc.

NICHOLAS W. ALEXOS, DIRECTOR, age 42, became a director in June 2004 upon completion of the Acquisition. Prior to co-founding MDP in 1993, Mr. Alexos was with First Chicago Venture Capital for four years. Mr. Alexos also serves on the Board of Directors of National Mentor, Inc. and Sirona Holdings Luxco S.C.A.

GEORGE A. PEINADO, DIRECTOR, age 36, became a director in June 2004 upon completion of the Acquisition. Mr. Peinado currently serves as a director of MDP and has been employed by the firm since January 2004. Mr. Peinado also serves as a board member of Wm. Bolthouse, Inc. Prior to that, beginning in 1997, Mr. Peinado was with Donaldson, Lufkin & Jenrette and DLJ Merchant Banking Partners.

SCOTT W. MEADER, DIRECTOR, age 44, became a director in October 2004. Mr. Meader was formerly the President and Chief Executive Officer of Milnot Holding Corp., having served in that position from 1997 until 2006. Prior to Milnot Holding Corp., Mr. Meader held various positions with Burns Philps Foods PLC, Pet Incorporated, A.T. Kearney and Quaker Oats Co.

NORBERT E. WOODHAMS, PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR AND CHAIRMAN OF THE BOARD, age 60, became the Company’s President and Chief Executive Officer in December 1999 and became a director in June 2004 upon completion of the Acquisition. He was elected as Chairman of the Board of the Company effective January 11, 2005. Immediately prior to his election to those offices, Mr. Woodhams was President of Pierre Foods, LLC, the Company’s former operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998. From 1994 to 1998, he served as President of Hudson Specialty Foods, a food processing division of Hudson Foods, Inc. Upon the acquisition of Hudson by Tyson Foods in January 1998, Mr. Woodhams became President of Pierre. Mr. Woodhams served as a director from 1998 to September 2002.

ROBERT C. NAYLOR, SENIOR VICE PRESIDENT OF SALES, MARKETING AND NEW PRODUCT DEVELOPMENT, age 54, became the Company’s Senior Vice President of Sales, Marketing and New Product Development in December 1999. Immediately prior, he was Senior Vice President of Sales of Pierre Foods, LLC, the Company’s former operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998. From 1978 to 1998, he served in various sales positions for Pierre Cincinnati, including Vice President of Sales.

JOSEPH W. MEYERS, VICE PRESIDENT, FINANCE, age 39, has served as the Company’s Vice President, Finance since February 2003 and has held various accounting and finance positions with the Company since 1996. Prior to this, Mr. Meyers held the position of General Accounting Manager at OhSe Foods, Lunch Meat Division of Hudson Foods in Topeka, Kansas from 1991 through 1996. In 1996, OhSe Foods divested into Hudson Foods.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Nicholas W. Alexos is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K promulgated by the SEC; however Mr. Alexos is not considered “independent” as that term is defined under the applicable SEC rules. Mr. Alexos is a Managing Partner of Madison Dearborn Partners, LLC, the general partner of Madison Dearborn Partners IV, L.P., which is the general partner of Madison Dearborn Capital Partners IV, L.P., which holds approximately 96% of the issued and outstanding capital stock of Holding.

Code of Ethics

The Board of Directors adopted a Code of Ethics effective January 10, 2006, which is applicable to all officers, directors, and employees of the Company. The portion of such Code of Ethics that constitutes a “Code of Ethics” as defined in Item 406 of Regulation S-K under the Exchange Act is filed as Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 17, 2006 and is incorporated herein by reference.

Item  11. Executive Compensation

Summary Compensation Table

The following information presents compensation information for services to the Company, for the fiscal years indicated, for its President and Chief Executive Officer and the Company’s other most highly compensated executive officer (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus	Long-Term Compensation Awards Number of Shares Underlying Options		All Other Compensation

Norbert E. Woodhams	2006	$381,865	$89,751	—		$157,425	(5)
President and Chief	2005	367,019	78,591	53,228	(1)	75,207	(2)
Executive Officer	2004	356,731	518,213	—		9,200	(3)

Robert C. Naylor	2006	$251,077	$59,834	—		$144,492	(6)
Senior Vice President of	2005	240,423	41,971	32,756	(1)	76,347	(4)
Sales, Marketing and New	2004	224,231	314,592	—		8,000	(3)
Product Development

(1)  Represents options to purchase shares of Holding awarded under the 2004 Stock Option Plan. See “Stock-Based Compensation” below.

(2)  Represents $3,878 in matching contributions made by the Company to the Company’s 401(k) plan and $71,329 in life insurance premiums.

(3)  Represents matching contributions made by the Company to the Company’s 401(k) plan.

(4)  Represents $5,018 in matching contributions made by the Company to the Company’s 401(k) plan and $71,329 in life insurance premiums.

(5)  Represents $109,091 in life insurance premiums, $14,387 in disability premiums, $7,040 in matching contributions made by the Company to the Company’s 401(k) plan, and $26,907 primarily relating to the use of a Company-leased automobile.

(6)  Represents $109,091 in life insurance premiums, $10,333 in disability premiums, $7,114 in matching contributions made by the Company to the Company’s 401(k) plan, and $17,954 primarily relating to the use of a Company-leased automobile.

Stock-Based Compensation

Following the consummation of the Acquisition, Holding’s board of directors and stockholders adopted the 2004 Stock Option Plan (the “Option Plan”), pursuant to which a pool of approximately 10% of Holding’s common stock, or 163,778 shares, were reserved for issuance to management, employees and consultants of the Company in order to provide incentives to such persons. In the event that any participant in the Option Plan ceases to be employed by Holding or its subsidiaries, Holding may repurchase such participant’s option shares at fair market value (whether held by the participant or one or more of his transferees). If for any reason, Holding does not elect to purchase all of such option shares, MDP and certain of its affiliates will be entitled to do so. In addition, subject to certain exceptions, any shares issued pursuant to the Option Plan will be subject to the stockholders agreement, which grants Holding certain rights of first refusal in connection with certain transfers of such shares. Upon a sale of Holding to an independent third party, Holding’s board of directors, in its sole discretion, may permit the acceleration of the vesting of the options of participants in the Option Plan. Should any participant’s employment with Holding or its subsidiaries terminate prior to the vesting of options issued to such participant, any unvested options expire and are forfeited by the participant. No options were granted to any Named Executive Officer in successor fiscal 2006.

Aggregated Option Exercises In Last Fiscal Year and Year-End Values

The following table sets forth, for each of the Named Executive Officers, aggregated information concerning options to purchase shares of common stock of Holding granted to each and the value of outstanding options to purchase shares of common stock of Holding at March 4, 2006. No stock appreciation rights were outstanding at March 4, 2006. No options were exercised by Named Executive Officers in successor fiscal 2006.

	Number of Securities Underlying Unexercised Options At March 4, 2006		Value of Unexercised In-the-Money Options At March 4, 2006 (a)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Norbert E. Woodhams	7,132	46,096	$71,320	$460,960

Robert C. Naylor	4,389	28,367	$43,890	$283,670

(a)  There is no market for the shares and the values at March 4, 2006 are based on the last valuation available to the Company.

Deferred Compensation Plan

In connection with the Acquisition, Mr. Woodhams and Mr. Naylor, invested approximately $4.9 million in a deferred compensation plan. This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.7 million at March 4, 2006. See Item 13 —“Certain Relationships and Related Party Transactions” for further discussion.

Compensation of Directors

During predecessor fiscal 2005, directors were paid $5,000 per board meeting attended, except that directors who were employees of the Company received no payment for services as directors. Following the Acquisition in successor fiscal 2006 and successor fiscal 2005, directors that are employees or affiliates of MDP did not receive fees for services as directors. Scott W. Meader, a director who is neither the Company’s employee nor an affiliate of MDP, receives $35,000 annually plus related travel expenses. In addition, Holding entered into a restricted stock agreement with Mr. Meader pursuant to which Mr. Meader purchased 2,000 shares of common stock of Holding for $10.00 per share. The shares vest over 4 ½ years provided that Mr. Meader continues to be a director of the Company and Holding. In the event that he ceases to be a director of the Company or Holding, Holding has an option to repurchase the vested shares at the greater of the fair market value or $10.00 per share and the unvested shares at $10.00 per share. If Holding does not exercise such option, MDP then has the option to purchase the shares on the same terms. The shares are also subject to restrictions, including restrictions on transfer, set forth in the Stockholder’s Agreement dated June 30, 2004 among certain stockholders of Holding. All of the Company’s directors are reimbursed for out-of-pocket expenses incurred in connection with attending all board and other committee meetings.

Employment Contracts and Change in Control Agreements

Norbert E. Woodhams. In connection with the Acquisition, Norbert E. Woodhams entered into an Employment Agreement with Holding, which provided for the employment of Mr. Woodhams as President and Chief Executive Officer of Pierre and Holding through June 29, 2005. The term of the Employment Agreement automatically renewed after a one-year term, and will continue to renew for successive one-year terms unless either party gives the other party written notice of its intent not to renew at least 60 days prior to the expiration of the then-current term. Pursuant to the Employment Agreement, Mr. Woodhams’ base salary is $375,000 per year subject to annual adjustments for inflation. In addition, Mr. Woodhams is entitled to (i) participate in the annual bonus plan for senior executives of Pierre, (ii) participate in employee benefit programs in which senior executives of Pierre are generally eligible to participate, (iii) use a company car, and (iv) obtain reimbursement of all reasonable out-of-pocket expenses. If Mr. Woodhams is terminated without cause, dies or becomes disabled, or he resigns for good reason (each as defined in the Employment Agreement), he will be entitled to receive his base salary for one year and to continue to participate in employee welfare benefit plans. The Employment Agreement contains customary nondisclosure of confidential information provisions and a covenant not to compete with Pierre for a period of one year after termination of employment. The Employment Agreement supercedes the Incentive Agreement dated August 18, 1999, as amended, between Mr. Woodhams and Pierre.

Robert C. Naylor. Also in connection with the Acquisition, Robert C. Naylor entered into an Employment Agreement with Holding, which provides for the employment of Mr. Naylor as Senior Vice President of Sales and Marketing and New Product Development of Pierre and Holding through June 29, 2005. The term of the Employment Agreement automatically renewed after a one-year term, and will continue to renew for successive one-year terms unless either party gives the other party written notice of its intent not to renew at least 60 days prior to the expiration of the then-current term. Pursuant to the Agreement, Mr. Naylor’s base salary is $250,000 per year subject to annual adjustments for inflation. In addition, Mr. Naylor is entitled to (i) participate in the annual bonus plan for senior executives of Pierre, (ii) participate in employee benefit programs in which senior executives of Pierre are generally eligible to participate, (iii) use a company car, and (iv) obtain reimbursement of all reasonable out-of-pocket expenses. If Mr. Naylor is terminated without cause, dies or becomes disabled, or he resigned for good reason (each as defined in the Agreement), he will be entitled to receive his base salary for one year and to continue to participate in employee welfare benefit plans. The Employment Agreement contains customary nondisclosure of confidential information provisions and a covenant not to compete with Pierre for a period of one year after termination of employment. The Employment Agreement supercedes the Employment Agreement dated December 31, 2001 between Mr. Naylor and Pierre.

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the number of shares of common stock of Holding subject to options granted pursuant to the Option Plan, which is the only outstanding equity compensation plan relating to the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security-Holders	126,219	$10.00	(1)	37,559

Equity Compensation Plans Not Approved by Security-Holders	—	N/A		—

TOTAL	126,219	$10.00	(1)	37,559

(1)  All outstanding options have an exercise price of $10.00 per share.

Security Ownership of Principal Shareholders and Management

All of the Company’s capital stock is owned by PFMI, which is a wholly-owned subsidiary of Holding.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of Holding as of March 4, 2006, by (1) each person known by the Company to own beneficially more than five percent of the outstanding shares of common stock of Holding; (2) each of the directors and executive officers of Holding; and (3) all of the directors and executive officers of Holding as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned. Percentage ownership is based on 1,479,500 shares of common stock of Holding outstanding as of March 4, 2006.

Name And Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Outstanding Common Stock

Madison Dearborn Capital Partners IV, L.P.	1,420,000	(1)	96.0%

Norbert E. Woodhams	33,835	(2)	2.3%

Robert C. Naylor	27,821	(3)	1.9%

Nicholas W. Alexos	1,420,000	(4)	96.0%

Scott W. Meader	510	(5)	(6)*

Robin P. Selati	1,420,000	(4)	96.0%

George A. Peinado	—		—

All directors and executive officers as a group (6 persons)	1,482,166	(2)(3)(5)	99.3%

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

(2)  Includes 7,835 shares subject to options exercisable within 60 days by Mr. Woodhams.

(3)  Includes 4,821 shares subject to options exercisable within 60 days by Mr. Naylor.

(4)  Messrs. Selati and Alexos are Managing Directors of MDP LLC, the general partner of MDP IV, which in turn is the general partner of MDCP IV. Messrs. Selati and Alexos disclaim beneficial ownership of those shares, except to the extent of any pecuniary interest therein.

(5)          Represents vested shares of Restricted Stock sold to Mr. Meader on July 12, 2005.

(6)          Less than 1% of the total issued and outstanding shares of common stock.

Item  13. Certain Relationships and Related Party Transactions

Successor Pierre

In conjunction with or subsequent to the Acquisition, the following relationships and related transactions existed:

•                  In conjunction with the Acquisition, John Grigg, one of the Company’s former directors, was paid a fee at the closing, pursuant to his letter agreement with the Company dated as of January 29, 2004, for professional services performed on behalf of the Company and PFMI. The fee of approximately $780,952 was paid from the proceeds to the selling shareholders and expensed during predecessor fiscal 2005.

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

•                  In connection with the Acquisition, Mr. Woodhams and Mr. Naylor, invested approximately $4.9 million in a deferred compensation plan. This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.7 million as of March 4, 2006.

•                  In conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement which contains certain representations and warranties of the selling shareholders with respect to taxes. The agreement provides that any net operating loss carryforward (“NOL”) with respect to periods before the Acquisition, and attributable to expenses relating to the Acquisition, will be for the benefit of the selling shareholders. Accordingly, the Company will pay to the selling shareholders the amount of any tax benefit attributable to such NOL, except that the first $4 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement. The Company has made payments to the selling shareholders totaling $5.0 million, of which $3.6 million was paid into this escrow account during successor fiscal 2006. The Company has recorded a net long-term liability to the former shareholders totaling $5.3 million and $10.3 million as of March 4, 2006 and March 5, 2005, respectively, for the estimated obligations under the tax sharing agreement.

•                  Norbert J. Woodhams, one of the Company’s Vice Presidents, is the son of Norbert E. Woodhams. Norbert E. Woodhams is the Company’s President, Chief Executive Officer, Director and Chairman of the Board. In successor fiscal 2006, Norbert J. Woodhams received a base salary of one hundred and one thousand dollars and earned a bonus of thirty-three thousand and three hundred dollars under the Company’s bonus plan. In predecessor fiscal 2005 and successor fiscal 2005 combined, Norbert J. Woodhams received a base salary of ninety-two thousand and seven hundred dollars and earned a bonus of forty-seven thousand and eight hundred dollars under the Company’s bonus plan. The base salary and bonus earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

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

•                  The Company had mutual leasing agreements with certain related individuals and with certain companies in which the selling shareholders had substantial ownership interests. Total payments under such leasing agreements were approximately $260,000 in predecessor fiscal 2004.

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

•                  Effective March 3, 2002, the Company entered into a logistics agreement with PF Distribution, LLC (“PFD”), owned 100% by PFMI. Under the agreement, PFD served as the exclusive logistics agent for the Company, and provided all warehousing, fulfillment and transportation services to the Company. The cost of PFD’s services was based on flat rates per pound, which were calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In predecessor fiscal 2004, distribution expense recorded in selling, general and administrative expense was approximately $31,126,000 of which approximately $30,999,000 had been paid to PFD as of March 6, 2004.

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

On June 30, 2004, in conjunction with the Acquisition, all previously existing related party transactions were terminated as described in Note 1 — “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements.

Item  14. Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and for other services rendered by Deloitte & Touche LLP during those periods:

		Predecessor Fiscal 2005 and
		Successor Fiscal 2005
	Successor Fiscal 2006	Combined

Audit Fees (1)	$254,000	$326,900
Audit Related Fees (2)	24,925	564,100
Tax Fees (3)	—	137,600
All Other Fees	—	—

Total	$278,925	$1,028,600

(1) Audit fees during both successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined consisted of fees for services performed in the audits of the financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) Audit related fees during successor fiscal 2006 include payment for services in connection with a comment letter issued to the Company by the SEC dated September 15, 2005 related to the Company’s Form 10-K for the fiscal year ended March 5, 2005. Audit related fees during predecessor fiscal 2005 and successor fiscal 2005 combined include payment for services in connection with the Acquisition, including but not limited to the tender offer, the filing of the Company’s registration statement and audits in connection with the Acquisition.

(3)  Tax fees include all tax services relating to tax compliance, tax planning and reporting.

The Board of Directors of the Company considered the impact on auditor’s independence in connection with non-audit services and concluded there is no adverse effect on their independence.

Policy on Board of Directors Pre-Approval of Audit and Permissible Non-audit Services of Independent Accountants

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

Dated: June 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pierre Foods, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NORBERT E. WOODHAMS	Chief Executive Officer and	June 2, 2006
Norbert E. Woodhams	President (Principal Executive
Officer), Director and Chairman
of the Board

/s/ JOSEPH W. MEYERS	Vice President, Finance	June 2, 2006
Joseph W. Meyers	(Principal Financial Officer and
Principal Accounting Officer)

/s/ NICHOLAS W. ALEXOS	Director	June 2, 2006
Nicholas W. Alexos

/s/ SCOTT W. MEADER	Director	June 2, 2006
Scott W. Meader

/s/ GEORGE A. PEINADO	Director	June 2, 2006
George A. Peinado

/s/ ROBIN P. SELATI	Director	June 2, 2006
Robin P. Selati

INDEX TO EXHIBITS

Description			Located at Manually Numbered Page
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

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

4.1

Indenture, dated as of June 30, 2004, between Pierre Merger Corp. and U.S. Bank National Association, Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

4.2

First Supplemental Indenture, dated as of June 30, 2004, among Pierre Foods, Inc., Fresh Foods Properties, LLC and U.S. Bank National Association, Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

4.3

Registration Rights Agreement, dated June 30, 2004, among Pierre Foods, Inc. and Banc of America LLC and Wachovia Capital Markets, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(10)	MATERIAL CONTRACTS

Management Contracts and Compensatory Plans or Arrangements

10.1

Third Amendment to Incentive Agreement, dated as of May 11, 2004, between the Company and Norbert E. Woodhams (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 17, 2004)

**

10.2

Amendment to Employment Agreement, dated as of May 11, 2004, between the Company and Robert C. Naylor (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 17, 2004)

**

10.3

Pierre Foods, Inc. Fiscal 2007 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2006)

**

10.4

Employment Agreement dated as of May 11, 2004 between Pierre Holding Corp. and Norbert E. Woodhams (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

10.5

Employment Agreement dated as of May 11, 2004 between Pierre Holding Corp. and Robert C. Naylor (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

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

10.9

Restricted Stock Agreement dated July 12, 2005 between Pierre Holding Corp. and Scott W. Meader (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2005)

**

Other Material Contracts

10.9

Assignment and Assumption and Subordination Agreement dated as of March 8, 2004, between Pierre Foods, Inc. and PF Management, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2004)

**

10.10

Termination Agreement, dated as of March 8, 2004, between Columbia Hill Aviation, LLC and Pierre Foods, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.11

Termination Agreement, dated as of March 8, 2004, between PF Purchasing, LLC and Pierre Foods, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.12

Termination Agreement, dated as of March 8, 2004, between PF Distribution, LLC and Pierre Foods, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.13

Amended and Restated Agreement, dated as of May 21, 2004, between the Company and Carl Karcher Enterprises, Inc. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005)

**C

10.14

Amended and Restated Formula Development Agreement, dated as of May 21, 2004, between the Company and Carl Karcher Enterprises, Inc. (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005)

**C

10.15

First Amendment Agreement, dated as of June 27, 2004, between the Company and Carl Karcher Enterprises, Inc. (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004)

**C

10.16

Amended and Restated Agreement, dated as of May 21, 2004, between the Company and Hardee’s Food Systems, Inc. (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005)

**C

10.17

Amended and Restated Formula Development Agreement, dated as of May 21, 2004, between the Company and Hardee’s Food Systems, Inc. (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005)

**C

10.18

First Amendment Agreement, dated as of June 27, 2004, between the Company and Hardee’s Food Systems, Inc. (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004)

**C

10.19

Second Amendment Agreement, dated as of September 30, 2004, between the Company and Carl Karcher Enterprises, Inc. (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004)

**C

10.20

Second Amendment Agreement, dated as of September 30, 2004, between the Company and Hardee’s Food Systems, Inc. (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004)

**C

10.21

Credit Agreement, dated as of June 30, 2004, among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto (filed as Exhibit 10.14 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

10.22

Amendment No. 1 to Credit Agreement, dated as of April 3, 2006, among Pierre Foods, Inc., the Lenders, and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Company Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2006)

**

10.23

Tax Sharing and Indemnification Agreement, dated as of May 11, 2004, among PF Management, Inc., the PF Management, Inc. Shareholders, David R. Clark as Shareholders Agent and Pierre Holding Corp. (filed as Exhibit 10.18 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(12)	CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

(14)	CODE OF ETHICS (filed as Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 17, 2006)		**

(21)	SUBSIDIARIES OF THE REGISTRANT

	21	Subsidiaries of Pierre Foods, Inc.

(31)	RULE 13a - 14(a)/15(d)-14(a) CERTIFICATIONS

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

(32)	SECTION 1350 CERTIFICATION

	32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

**  Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.

“C”  Confidential treatment requested as to certain portions, which have been filed separately with the Commission.

INDEX TO FINANCIAL STATEMENTS

PIERRE FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - March 4, 2006 and March 5, 2005

Consolidated Statements of Operations – for the year ended March 4, 2006, for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 and for the year ended March 6, 2004

Consolidated Statements of Shareholder’s Equity – for the year ended March 4, 2006, for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005, and for the year ended March 6, 2004

Consolidated Statements of Cash Flows – for the year ended March 4, 2006, for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005, and for the year ended March 6, 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Pierre Foods, Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Pierre Foods, Inc. and subsidiaries (the “Company”) as of March 4, 2006 and March 5, 2005, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year ended March 4, 2006, for the periods from July 1, 2004 through March 5, 2005 and March 7, 2004 through June 30, 2004 and for the year ended March 6, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pierre Foods, Inc. and subsidiaries at March 4, 2006 and March 5, 2005, and the results of its operations and its cash flows for the year ended March 4, 2006, the periods from July 1, 2004 through March 5, 2005 and March 7, 2004 through June 30, 2004 and for the year ended March 6, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

June 2, 2006

PIERRE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor
	March 4,	March 5,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,540,722	$—
Accounts receivable, net	29,590,488	29,547,340
Inventories	45,686,342	43,763,934
Refundable income taxes	1,650,812	2,906,502
Deferred income taxes	3,976,012	5,764,233
Prepaid expenses and other current assets	3,165,310	4,122,667
Total current assets	86,609,686	86,104,676

PROPERTY, PLANT, AND EQUIPMENT, NET	56,206,497	56,284,482
OTHER ASSETS:
Other intangibles, net	134,844,032	158,223,072
Goodwill	186,535,050	186,535,050
Deferred loan origination fees, net	7,331,561	8,923,688
Other	897,845	516,565
Total other assets	329,608,488	354,198,375
Total Assets	$472,424,671	$496,587,533

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$229,172	$421,713
Trade accounts payable	11,897,576	11,172,350
Accrued payroll and payroll taxes	5,014,821	4,663,372
Accrued interest	1,780,618	1,832,374
Accrued promotions	3,258,650	3,499,230
Accrued taxes (other than income and payroll)	796,531	949,572
Other accrued liabilities	1,635,052	1,420,979
Total current liabilities	24,612,420	23,959,590
LONG-TERM DEBT, less current installments	244,764,487	263,158,658
DEFERRED INCOME TAXES	48,821,259	52,929,534
OTHER LONG-TERM LIABILITIES	6,168,649	10,517,166
COMMITMENTS AND CONTINGENCIES	—	—
Total Liabilities	324,366,815	350,564,948

SHAREHOLDER’S EQUITY:
Common stock - Class A, 100,000 shares authorized, issued, and outstanding at March 4, 2006 and March 5, 2005	150,225,541	150,351,972
Accumulated deficit	(2,167,685)	(4,329,387)
Total shareholder’s equity	148,057,856	146,022,585
Total Liabilities and Shareholder’s Equity	$472,424,671	$496,587,535

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Fiscal 2005	Fiscal 2005
	Fiscal 2006	For the Period	For the Period	Fiscal 2004
	For the Year	July 1, 2004	March 7, 2004	For the Year
	Ended	Through	Through	Ended
	March 4, 2006	March 5, 2005	June 30, 2004	March 6, 2004

REVENUES, NET:	$431,632,864	$294,867,222	$115,548,564	$358,549,316

COSTS AND EXPENSES:
Cost of goods sold (includes net related party transactions totaling $5,295,036 in fiscal 2004)	309,272,849	217,322,673	87,025,521	254,235,016
Selling, general and administrative expenses (includes related party transactions totaling $32,487,545 in fiscal 2004)	67,838,965	39,827,160	26,446,857	79,982,134
Loss on disposition of property, plant and equipment, net	6,388	5,372	339,921	11,042
Depreciation and amortization	30,638,357	23,169,814	1,544,903	4,604,954
Total costs and expenses	407,756,559	280,325,019	115,357,202	338,833,146
OPERATING INCOME	23,876,305	14,542,203	191,362	19,716,170
INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(22,331,204)	(19,493,148)	(6,537,519)	(16,979,028)
Other income	151,739	24,334	1,784	—
Interest expense and other income, net	(22,179,465)	(19,468,814)	(6,535,735)	(16,979,028)

INCOME (LOSS) BEFORE INCOME TAX	1,696,840	(4,926,611)	(6,344,373)	2,737,142

INCOME TAX (PROVISION) BENEFIT	464,862	597,224	2,080,338	(1,303,347)

NET INCOME (LOSS)	$2,161,702	$(4,329,387)	$(4,264,035)	$1,433,795

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

Net income (loss) per common share - basic and diluted	$21.62	$(43.29)	$(42.64)	$14.34

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	100,000	100,000	100,000	100,000

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common	Retained	Receivable	Total
	Stock	Earnings	From	Shareholder’s
	Class A	(Deficit)	Shareholder	Equity

PREDECESSOR PIERRE BALANCE AT MARCH 1, 2003	$29,438,172	$(15,440,263)	$(5,000,000)	$8,997,909
Net income	—	1,433,795	—	1,433,795
Distribution to parent - tax benefit	—	(3,578,169)	—	(3,578,169)
Distributions of special purpose entity	—	(233,000)	—	(233,000)

PREDECESSOR PIERRE BALANCE AT MARCH 6, 2004	29,438,172	(17,817,637)	(5,000,000)	6,620,535
Net loss	—	(4,264,035)	—	(4,264,035)
Transaction with common shareholder	(339,639)	(11,900,276)	—	(12,239,915)

PREDECESSOR PIERRE BALANCE AT JUNE 30, 2004	29,098,533	(33,981,948)	(5,000,000)	(9,883,415)
Purchase accounting adjustment	(29,098,533)	33,981,948	5,000,000	9,883,415
Successor Pierre purchase allocation	150,023,000	—	—	150,023,000
Net loss	—	(4,329,387)	—	(4,329,387)
Contribution from parent	350,000	—	—	350,000
Expenses paid on behalf of parent	(21,028)	—	—	(21,028)

SUCCESSOR PIERRE BALANCE AT MARCH 5, 2005	150,351,972	(4,329,387)	—	146,022,585
Net income	—	2,161,702	—	2,161,702
Expenses paid on behalf of parent	(126,431)	—	—	(126,431)

SUCCESSOR PIERRE BALANCE AT MARCH 4, 2006	$150,225,541	$(2,167,685)	$—	$148,057,856

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Fiscal 2005	Fiscal 2005
	Fiscal 2006	For the Period	For the Period	Fiscal 2004
	For the Year	July 1, 2004	March 7, 2004	For the Year
	Ended	Through	Through	Ended
	March 4, 2006	March 5, 2005	June 30, 2004	March 6, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,161,702	$(4,329,387)	$(4,264,035)	$1,433,795
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,638,357	23,169,814	1,544,903	4,604,954
Amortization of deferred loan origination fees	1,651,969	1,029,109	716,478	769,587
Change in deferred income taxes	(2,320,054)	370,083	(2,080,338)	1,296,247
Write-off of deferred loan origination fees	—	4,283,122	—	1,233,530
Loss on disposition of property, plant, and equipment, net	6,388	5,372	339,921	11,042
(Increase) decrease in other non-current assets	(381,278)	(7,100)	(212,772)	44,237
Increase (decrease) in other long-term liabilities	(4,348,517)	199,565	(94,477)	(366,339)
Changes in operating assets and liabilities providing (using) cash:
Receivables	(43,148)	(9,566,451)	5,660,719	(1,987,250)
Inventories	(1,922,407)	436,083	(3,205,051)	(6,178,344)
Refundable income taxes, prepaid expenses, and other current assets	2,213,045	(3,607,572)	(247,428)	11,380
Trade accounts payable and other accrued liabilities	807,868	867,918	2,227,855	2,388,092
Total adjustments	26,302,223	17,179,943	4,649,810	1,827,136

Net cash provided by operating activities	28,463,925	12,850,556	385,775	3,260,931

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets to others	—	—	—	278,400
Capital expenditures	(7,150,218)	(3,677,259)	(2,084,160)	(10,040,768)
Net cash used in investing activities	(7,150,218)	(3,677,259)	(2,084,160)	(9,762,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of revolving credit agreement	(790,000)	(17,702,886)	7,712,901	(1,805,161)
Borrowings under equipment term loan subline	—	—	—	5,000,000
Borrowings under real estate term loan subline	—	—	—	5,000,000
Principal payments on long-term debt	(17,796,711)	(16,169,945)	(673,526)	(849,257)
Loan origination fees	(59,843)	(9,952,798)	(3,371,999)	(680,609)
Payoff of Old Notes	—	(115,000,000)	—	—
Issuance of New Notes	—	125,000,000	—	—
Borrowings under new term loan	—	150,000,000	—	—
Repayment of debt in conjunction with the Acquisition	—	(29,048,031)	—	—
Termination of certificate of deposit	—	1,262,245	—	—
Return of capital to parent	(126,431)	(100,085,738)	—	—
Distribution of special purpose leasing entity	—	—		(233,000)
Contribution from parent	—	350,000	—	—

Net cash provided by (used in) financing activities	(18,772,985)	(11,347,153)	3,667,376	6,431,973
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,540,722	(2,173,856)	1,968,991	(69,464)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	2,173,856	204,865	274,329

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,540,722	$—	$2,173,856	$204,865

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

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing purchase money debt; assumed $15.3 million of debt from PFMI; cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation; $3.5 million owed to PF Purchasing; a former affiliate of the Company, $0.5 million owed to PF Distribution; a former affiliate of the Company, and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture.

In this document, unless the context otherwise requires, the term “Company” refers to Pierre Foods, Inc. and its current and former subsidiaries. The Company’s fiscal year ended March 4, 2006 is referred to as “successor fiscal 2006.”  As a result of the Acquisition discussed below, on June 30, 2004, the Company’s fiscal year ended March 5, 2005 is comprised of two short periods. The periods of March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 are referred to as “predecessor fiscal 2005” and “successor fiscal 2005,” respectively. These two short periods collectively are referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined.”  The Company’s fiscal year ended March 6, 2004 is referred to as “predecessor fiscal 2004.”  Financial statement presentation used for successor fiscal 2005, predecessor fiscal 2005, and fiscal 2004 has been reclassified, where applicable, to conform to financial statement presentation used for successor fiscal 2006.

Acquisition. On June 30, 2004, the shareholders of PFMI, the sole shareholder of the Company, sold their shares of stock in PFMI (the “Acquisition”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”). The following occurred in conjunction with the Acquisition:

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

•                  The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the Acquisition. The stated term of employment for each executive is one year, but each agreement renews year-to-year unless terminated.

•                  The management investors, the Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales, Marketing and New Product Development, Robert C. Naylor, invested approximately $4.9 million in a deferred compensation plan. This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.7 million as of March 4, 2006.

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

The Acquisition was recorded under the purchase method of accounting. The purchase price was allocated to assets acquired and liabilities assumed based on the fair market value at the date of Acquisition. The allocation of the purchase price was as follows:

Current assets	$75,727,665
Property, plant and equipment	57,857,942
Non-current assets	4,283,121
Goodwill	186,535,050
Other intangibles	175,900,000
Debt and other liabilities assumed	(239,899,080)
Net assets acquired	$260,404,698

The Company obtained outside appraisals of acquired assets and liabilities in successor fiscal 2005. Deferred tax liabilities were finalized based on the final allocation of the purchase price and the determination of the tax basis of the assets and liabilities acquired.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The accompanying consolidated financial statements include Pierre Foods, Inc. and subsidiaries, as well as the accounts of the special purpose leasing entity in Predecessor Pierre (see Note 16). All intercompany transactions have been eliminated.

Fiscal Year. The Company operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February. Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks. The results for successor fiscal 2006 and for predecessor fiscal 2005 and successor fiscal 2005 combined contain 52 weeks. The results for predecessor fiscal 2004 contain 53 weeks.

Cash and cash equivalents. For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable. As of March 4, 2006, the Company had cash on hand of $1.4 million, which was offset by outstanding checks of $4.7 million resulting in a net reclassification of $3.3 million to accounts payable. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 4, 2006, the Company had cash equivalents of $2.5 million.

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

Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. Property under capital leases is amortized in accordance with the Company’s normal depreciation policy. Depreciation expense, along with amortization of intangible assets, is recorded as a separate line item in the consolidated statements of operations. Cost of goods sold and selling, general and administrative expenses exclude depreciation expense. Depreciation expense excluded from cost of goods sold totaled approximately $6.3 million, $5.7 million, and $3.1 million during successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, respectively.

The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and determined no impairment existed at March 4, 2006, March 5, 2005 or March 6, 2004.

Goodwill and Other Intangible Assets. In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes of the Company’s goodwill and other intangibles. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements and certain trade names and trademarks.

The Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144. Based on the Company’s review and the review performed by third parties, no impairment existed at March 4, 2006 or March 5, 2005.

The Company’s amortizable intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

Deferred Loan Origination Fees. Deferred loan origination fees associated with the Company’s revolving credit facility and long-term debt are amortized based on the term of the respective agreements, except for those fees associated with the Company’s Term B loan, which are amortized based on the effective interest rate method. All amortization expense related to deferred loan origination fees is included in interest expense. Also included in interest expense during successor fiscal 2005, as a result of the Acquisition, is the write-off of approximately $4.3 million of deferred loan origination fees associated with the old debt structure.

Revenue Recognition. The Company records revenues from its sales of food processing products at the time title transfers. Standard shipping terms are FOB destination. Based on these terms, title passes at the time the product is delivered to the customer. Revenue is recognized as the net amount to be received by the Company after deductions for estimated discounts, product returns, and other allowances. These estimates are based on historical trends and expected future payments (see also Promotions below).

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

Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 21%, 25% and 24% of net revenues for successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004, respectively. Accounts receivable at March 4, 2006 and March 5, 2005 included receivables from the Company’s largest customer totaling $2.7 million and $4.4 million, respectively.

Stock-Based Compensation. On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding. Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company. At March 4, 2006 and March 5, 2005, options to purchase a total of 126,219 shares and 127,397 shares of common stock of Holding, respectively, had been issued to members of management of the Company (the “Options”) and 37,559 and 36,381, respectively were reserved for future issuance. All outstanding Options were granted at $10 per share and expire ten years from the date of grant. A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

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

	Successor Fiscal 2006	Successor Fiscal 2005
Net income (loss) as reported	$2,162	$(4,329)
Minimum value of stock-based compensation, net of tax	(41)	(27)
Net income (loss) pro forma	$2,121	$(4,356)

Basic and diluted income (loss) per share, as reported	$21.62	$(43.29)
Basic and diluted income (loss) per share, pro forma	$21.21	$(43.56)

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

Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense for successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004 was approximately $428,000, $273,000, and $559,000, respectively.

Research and Development. The Company expenses research and development costs as incurred. Research and development expense for successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004 was approximately $1,936,000, $1,650,000 and $1,286,000, respectively.

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

Distribution Expense. The Company expenses distribution costs as incurred. These costs include warehousing, fulfillment and freight costs, and are included in selling, general and administrative expense. Distribution expense included in operations for successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined and predecessor fiscal 2004 was approximately $27,659,000, $22,373,000 and $31,126,000, respectively. See Note 16 –“Transactions With Related Parties” to the Consolidated Financial Statements for further discussion.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include sales discounts and promotional allowances, inventory reserves, insurance reserves, and useful lives assigned to intangible assets. Actual results could differ from those estimates.

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

3.              ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	March 4,	March 5,
	2006	2005
Accounts receivable:
Trade accounts receivable (less allowance for doubtful receivables of $308,051 and $279,763 at March 4, 2006 and March 5, 2005, respectively)	$28,305,893	$28,176,404
Other receivables	1,284,595	1,370,936
Total accounts receivable	$29,590,488	$29,547,340

The following is a summary of activity in the allowance for doubtful receivables for successor fiscal 2006, successor fiscal 2005, predecessor fiscal 2005 and predecessor fiscal 2004.

		Additions	Deduction
	Balance	Charged to	Amounts	Balance
	Beginning	Costs and	Charged	End of
	of Period	Expenses	Off-Net	Period

Successor fiscal 2006	$279,763	$107,270	$78,982	$308,051

Successor fiscal 2005	$—	$306,247	$26,484	$279,763

Predecessor fiscal 2005	$353,543	$15,630	$86,228	$282,945

Predecessor fiscal 2004	$309,741	$507,077	$463,275	$353,543

4.              INVENTORIES

A summary of inventories, by major classification, follows:

	March 4,	March 5,
	2006	2005

Raw materials	$7,589,997	$6,530,663
Work in process	5,636	6,883
Finished goods	38,090,709	37,226,388
Total	$45,686,342	$43,763,934

5.              PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

	Estimated	March 4,	March 5,
	Useful Life	2006	2005

Land		$1,620,000	$1,620,000
Land improvements	10-20 years	37,840	37,840
Buildings	20-40 years	16,584,587	15,243,465
Machinery and equipment	5-20 years	42,186,277	38,730,648
Machinery and equipment under capital leases	5-15 years	1,520,144	1,278,141
Furniture and fixtures	5-15 years	4,345,445	2,598,745
Furniture and fixtures under capital leases	5-15 years	49,553	291,557
Automotive equipment	2-5 years	293,222	171,567
Construction in progress		2,179,838	1,804,459
Total		68,816,906	61,776,422
Less accumulated depreciation and amortization		12,610,409	5,491,940
Property, plant, and equipment, net		$56,206,497	$56,284,482

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets as of March 4, 2006 are as follows:

	As of March 4, 2006
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	15 years	$95,000,000	$24,680,581	$70,319,419
Tradename and trademarks	12-20 years	20,100,000	3,433,777	16,666,223
Customer relationships	12 years	28,500,000	10,227,838	18,272,162
Licensing agreements	10 years	12,100,000	2,713,772	9,386,228
Total amortizable intangible assets		$155,700,000	$41,055,968	$114,644,032

Indefinite-lived intangible assets:
Tradename	Indefinite	$20,200,000	$—	$20,200,000

Total other intangible assets		$175,900,000	$41,055,968	$134,844,032

Goodwill	N/A	$186,535,050	$—	$186,535,050
Total intangible assets		$362,435,050	$41,055,968	$321,379,082

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets as of March 5, 2005 are as follows:

	As of March 5, 2005
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	15 years	$95,000,000	$10,380,233	$84,619,767
Tradename and trademarks	12-20 years	20,100,000	1,409,337	18,690,663
Customer relationships	12 years	28,500,000	4,851,794	23,648,206
Licensing agreements	10 years	12,100,000	1,035,564	11,064,436
Total amortizable intangible assets		$155,700,000	$17,676,928	$138,023,072

Indefinite-lived intangible assets:
Tradename	Indefinite	$20,200,000	$—	$20,200,000

Total other intangible assets		$175,700,000	$17,676,928	$158,223,072

Goodwill	N/A	$186,535,050	$—	$186,535,050

Total intangible assets		$362,435,050	$17,676,928	$344,758,122

The future amortization of other intangible assets (dollars in thousands) for the next five fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011

Formulas	$12,671	$11,165	$9,761	$8,468	$7,030
Tradename and trademarks	1,919	1,821	1,732	1,646	1,539
Customer relationships	4,011	3,358	2,874	2,391	1,869
Licensing agreements	1,569	1,495	1,426	1,361	1,239

7.              FINANCING ARRANGEMENTS

Long-term debt is comprised of the following:

	March 4, 2006	March 5, 2005
9.875% Senior Notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates maturing 2010	119,125,000	136,500,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing 2009	—	790,000
0.0% to 7.55% capitalized lease obligations maturing through fiscal 2012	868,659	1,290,371
Total long-term debt	244,993,659	263,580,371
Less current installments	229,172	421,713
Long-term debt less current installments	$244,764,487	$263,158,658

On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter, and required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); required the termination of all related party transactions, except for certain specifically-permitted transactions (see Note 16 — “Transactions With Related Parties” to the Consolidated Financial Statements); provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PFMI and waived any and all defaults of the Indenture existing as of March 8, 2004.

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

On June 30, 2004, the shareholders of PFMI closed the sale of their shares of stock of PFMI to Holding (see Note 1 — “Basis of Presentation and Acquisition,” to the Consolidated Financial Statements). Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.

Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this new facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rates for base rate borrowings under the new revolving credit facility and the new term loan at March 4, 2006 were 9.25% (prime of 7.50% plus 1.75%) and 9.00% (prime of 7.50% plus 1.50%), respectively. Actual interest rates are lowered by the use of LIBOR tranches as appropriate. Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan, the Company made prepayments on the term loan totaling $4.9 million during successor fiscal 2005. Prepayments totaling $17.4 million were made during successor fiscal 2006. The remaining outstanding balance of $119.1 million as of March 4, 2006 is due on June 5, 2010.

As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility and borrowing availability of approximately $34.4 million. Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of the New Notes outstanding. As of March 5, 2005, the Company had no cash and cash equivalents on hand, outstanding borrowings under its revolving credit facility of $0.8 million and borrowing availability of approximately $34.7 million. Also as of March 5, 2005, the Company had borrowings under its term loan of $136.5 million and $125.0 million of the New Notes outstanding. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures. As of March 4, 2006, the Company is in compliance with all financial covenants.

In conjunction with the Acquisition, the Company issued the New Notes. The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness, including paying off debt of PFMI assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 1 — “Basis of Presentation and Acquisition” to the Consolidated Financial Statements and redeeming the Old Notes not tendered.

Long-Term Debt Maturities, Including Capital Leases (Note 9)
2007	2008	2009	2010	2011	Thereafter	Total

$229,172	$190,293	$167,577	$175,453	$119,231,164	$125,000,000	$244,993,659

8.              INCOME TAXES

The income tax provision (benefit) is summarized as follows:

	Successor		Predecessor
		Fiscal 2005	Fiscal 2005
	Fiscal 2006	For the Period	For the Period	Fiscal 2004
	For the Year	July 1, 2004	March 7, 2004	For the Year
	Ended	Through	Through	Ended
	March 4, 2006	March 5, 2005	June 30,2004	March 6, 2004

Current:
Federal	$1,605,414	$(968,107)	$—	$—
State	249,778	800	—	7,100
Total current	1,855,192	(967,307)	—	7,100

Deferred:
Federal	(946,930)	(508,731)	(1,946,381)	1,077,657
State	(1,373,124)	878,814	(133,957)	218,590
Total deferred	(2,320,054)	370,083	(2,080,338)	1,296,247
Total provision (benefit)	$(464,862)	$(597,224)	$(2,080,338)	$1,303,347

Actual income tax provision (benefit) are different from amounts computed by applying a statutory federal income tax rate to income or loss. The computed amount is reconciled to total income tax provision (benefit).

	Successor				Predecessor
	Fiscal 2006 For the Year Ended March 4, 2006		Fiscal 2005 For the Period July 1, 2004 Through March 5, 2005		Fiscal 2005 For the Period March 7, 2004 Through June 30, 2004		Fiscal 2004 For the Year Ended March 6, 2004
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Computed (benefit) provision at statutory rate	$593,894	35.0%	$(1,724,314)	35.0%	$(2,157,087)	34.0%	$930,628	34.0%
Tax effect resulting from:
State and local income taxes, net of federal tax provision (benefit)	(51,645)	(3.1)	(195,884)	4.0	119,372	(1.9)	214,720	7.8
Change in estimated effective tax rate	(43,628)	(2.6)	1,121,312	(22.8)	—	—	—	—
General business credit generated	(10,702)	(0.6)	76,143	(1.6)	—	—	—	—
Impact of Ohio law change on deferred taxes	(1,115,496)	(65.7)	—	—	—	—	—	—
Income of Columbia Hill Aviation	—	—	—	—	—	—	(260,504)	(9.5)
Meals and entertainment	—	—	—	—	—	—	359,165	13.1
Permanent differences	117,440	6.9	—	—	—	—	—	—
Other	45,275	2.7	125,519	(2.5)	(42,623)	0.7	59,338	2.2
Income tax provision (benefit)	$(464,862)	(27.4)	$(597,224)	12.1%	$(2,080,338)	32.8%	$1,303,347	47.6%

8.              INCOME TAXES, CONTINUED

The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company’s deferred income tax assets and liabilities for successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined is as follows:

	March 5, 2005			March 5, 2005
	Assets	Liabilities	Total	Assets	Liabilities	Total

Current:
Allowance for doubtful receivables	$113,076	$—	$113,076	$627,069	$—	$627,069
Inventory	1,122,147	—	1,122,147	882,044	—	882,044
Accrued bonus	1,830,368	—	1,830,368	1,962,476	—	1,962,476
Accrued promotional expense	141,702	—	141,702	1,391,447	—	1,391,447
Accrued vacation pay	548,152	—	548,152	559,158	—	559,158
Reserve for returns	53,655	—	53,655	44,626	—	44,626
Reserves - other	152,940	—	152,940	257,961	—	257,961
Prepaid expenses	—	(365,783)	(365,783)	—	(332,785)	(332,785)
Accrued worker’s compensation	354,759	—	354,759	332,932	—	332,932
Other	24,996	—	24,996	39,305	—	39,305
Total current	4,341,795	(365,783)	3,976,012	6,097,018	(332,785)	5,764,233

Non-current:
Property, plant and equipment	—	(8,804,363)	(8,804,363)	—	(8,901,386)	(8,901,386)
Amortization of intangibles	—	(42,922,591)	(42,922,591)	—	(50,989,159)	(50,989,159)
Non-qualified deferred compensation plan	316,308	—	316,308	124,860	—	124,860
General business credit carryforward	906,615	—	906,615	1,010,883	—	1,010,883
Alternative minimum tax credit carryforward	206,421	—	206,421	656,298	—	656,298
Federal loss carryforward	1,439,564	—	1,439,564	4,409,688	—	4,409,688
State loss carryforward	103,718	—	103,718	415,557	—	415,557
Ohio investment tax credit	1,101,698	—	1,101,698	881,197	—	881,197
Valuation allowance	(1,168,629)	—	(1,168,629)	(537,472)	—	(537,472)
Total non-current	2,905,695	(51,726,954)	(48,821,259)	6,961,011	(59,890,545)	(52,929,534)
Total current and non-current	$7,247,490	$(52,092,737)	$(44,845,247)	$13,058,029	$(60,223,330)	$(47,165,301)

At March 4, 2006, federal and state loss carryovers of approximately $4.1 million and $6.1 million, respectively, are available to offset future federal and state taxable income. The carryover periods range from fifteen to twenty years, which will result in expirations of varying amounts beginning in fiscal 2021 and continuing through fiscal 2025. As a result of the Acquisition, a portion of the federal and state loss carryforwards are subject to limitations on utilization under Internal Revenue Code Section 382. As such, management has evaluated the Company’s ability to utilize those losses and has determined that it is more likely than not that all of the loss carryforwards will be utilized.

Also at March 4, 2006, the Company had federal and state tax credit carryforwards of approximately $1.1 million each. The carryover periods range from 7 years to indefinite carryover. As a result of the Acquisition, a portion of the federal and state credit carryforwards is subject to limitations on utilization under Internal Revenue Code Section 383. As such, management has evaluated the Company’s ability to utilize those credits and has determined that it is more likely than not that a portion of the federal and state credits will not be utilized by the Company. A valuation allowance has been established accordingly.

9.              LEASED PROPERTIES

The Company leases certain autos, machinery, and equipment, and furniture and fixtures under leases classified as capital leases. The leases have original terms ranging from one to six years. The assets covered under these leases have carrying values of $900,082 and $1,452,471 at March 4, 2006 and March 5, 2005, respectively.

Certain machinery and equipment and real estate are under operating leases with terms that are effective for varying periods until 2012. Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee.

At March 4, 2006, minimum rental payments required under operating and capital leases are summarized as follows:

	Minimum Rental Payments
	Operating	Capital
Fiscal Year	Leases	Leases	Total
2007	$3,644,904	$270,999	$3,915,903
2008	798,447	220,670	1,019,117
2009	306,036	189,337	495,373
2010	126,206	189,209	315,415
2011	71,911	110,372	182,283
Later years	16,200	—	16,200
Total minimum lease payments	$4,963,704	980,587	$5,944,291
Less amount representing interest		(111,928)
Present value of minimum lease payments under capital leases (See Note 7, “Financing Arrangements”)		$868,659

Rental expense is as follows:

	Successor		Predecessor
	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2005	2005	2004
Real estate	$137,155	$63,244	$222,055	$525,830
Equipment	4,355,226	2,535,838	1,375,181	928,190
Total	$4,492,381	$2,599,082	$1,597,236	$1,454,020

10.  EMPLOYEE BENEFITS

The Company maintains a 401(k) Retirement Plan for its employees, which provides that the Company will make a matching contribution of up to 50% of an employee’s voluntary contribution, limited to the lesser of 5% of that employee’s annual compensation or $14,000 in successor fiscal 2006. The Company’s contributions were approximately $545,000, $518,000, and $494,000 in successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, respectively.

The Company provides employee health insurance benefits to employees. Medical benefits are provided primarily through self insurance group medical plans. The Company’s contributions included in operations were approximately $3,681,000, $3,847,000, and $4,140,000, for successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, respectively.

In connection with the Acquisition, the management investors invested approximately $4.9 million in a deferred compensation plan of Holding. The initial investment was recorded in the financial statements of Holding. In addition, this deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with a stated annual return of 10%, including any unpaid dividends. The Company reflects the stated return and corresponding increase in liquidation value as compensation expense in its consolidated statements of operations. The Company has recorded compensation expense of approximately $535,000 and $327,000 in successor fiscal 2006 and successor fiscal 2005, respectively, associated with the deferred compensation plan. The aggregate liquidation value of the deferred compensation plan was approximately $5.7 million as of March 4, 2006.

11.       STOCK-BASED COMPENSATION

The following table summarizes changes in options granted for successor fiscal 2006, successor fiscal 2005 and predecessor fiscal 2005:

	Shares	Weighted Average Exercise Price Per Share

Adoption of Plan on June 30, 2004	—
Options granted	127,397	$10.00
Balance at March 5, 2005	127,397	$10.00

Options granted	3,960	$10.00
Options forfeited	5,138	$10.00
Balance at March 4, 2006	126,219	$10.00

The following table summarizes shares available for grant and excercisable shares as of March 4, 2006 and March 5, 2005:

	March 4, 2006	March 5, 2005

Shares available for grant	37,559	36,381

Shares exercisable	16,064	6,313

12. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s nonderivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

At March 4, 2006 excluding long-term debt, the book values of each of the nonderivative financial instruments recorded in the Company’s balance sheet are considered representative of fair value due to variable interest rates, short terms to maturity and/or short length of time outstanding.

The fair value of the Company’s New Notes is estimated based on quoted market prices and interest rates currently available for issuance of debt with similar terms and maturities. As of March 4, 2006 and March 5, 2005, the fair values of the New Notes were approximately $134,869,000 and $131,875,000, respectively. The carrying value of all other long-term debt is considered representative of its fair value as of March 4, 2006 and March 5, 2005.

13.           BUSINESS SEGMENT

During successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, the Company operated solely in the food processing segment. Note that as a result of the Acquisition described above, the results for predecessor fiscal 2005 and successor fiscal 2005 are combined in the table below in order to provide a more meaningful period-to-period comparison. Sales by major product line are as follows:

	Net Revenues by Source
	Successor Fiscal 2006	Predecessor Fiscal 2005 And Successor Fiscal 2005 Combined	Predecessor Fiscal 2004
		(in millions)
Food processing
Fully-cooked protein products	$254.8	$255.3	$214.7
Microwaveable sandwiches	168.4	147.3	136.4
Bakery and other products	8.4	7.8	7.4
Total food processing	$431.6	$410.4	$358.5

Substantially all revenues and long-lived assets are derived from and reside in the United States.

14.           COMMITMENTS, CONTINGENCIES, AND CONTRACTUAL OBLIGATIONS

The Company provided a letter of credit in the amount of $5.5 million, $4.5 million and $3.5 million in successor fiscal 2006, predecessor fiscal 2005 and successor fiscal 2005 combined, and predecessor fiscal 2004, respectively, to its insurance carrier for the underwriting of certain performance bonds. The current letter of credit expires in fiscal 2007. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims. Letters of credit for these claims totaled $110,000 in both successor fiscal 2006 and in predecessor fiscal 2005 and successor fiscal 2005 combined, and $75,000 in predecessor fiscal 2004. In addition, the Company provides secured letters of credit to a limited number of suppliers. The Company had no letters of credit for suppliers in successor fiscal 2006 and predecessor fiscal 2005 and successor fiscal 2005 combined. Letters of credit for suppliers totaled $250,000 in predecessor fiscal 2004.

The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows. See Item 3 — “Legal Proceedings,” for further discussion of proceedings as of March 4, 2006.

The following tables summarize our contractual obligations and commitments as of March 4, 2006.

	Commitments by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Letters of credit	$5,610,000	$5,610,000	$—	$—	$—
Purchase commitments for capital projects	1,941,735	1,941,735	—	—	—
Purchase commitments for raw materials	852,576	852,576	—	—	—
Purchase commitments for natural gas	3,130,722	3,130,722	—	—	—
Other miscellaneous services	90,000	90,000	—	—	—
Total	$11,625,033	$11,625,033	$—	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Long-term debt	$244,125,000	$—	$—	$119,125,000	$125,000,000
Capital lease obligations*	868,659	229,172	357,870	281,617	—
Operating lease obligations	4,963,704	3,644,904	1,104,483	198,117	16,200
Interest on fixed-rate debt**	68,842,870	12,719,106	25,246,422	24,705,467	6,171,875
Interest on variable-rate debt**	31,322,662	8,949,332	17,898,664	4,474,666	—
Total	$350,122,895	$25,542,514	$44,607,439	$148,784,867	$131,188,075

*Capital lease obligations include interest component related to leases.

**Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of March 4, 2006 assuming that the outstanding balances remain unchanged until maturity.

In conjunction with the Acquisition, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement. As of March 4, 2006, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses. During the fiscal year ended March 4, 2006, the Company submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $3.6 million and directly to the selling shareholders for a total of $1.4 million. As of March 4, 2006, the Company has a net long-term liability to the selling shareholders totaling $5.3 million. This amount is excluded from the table above due to the uncertainty of when such utilization of the Deal Related NOLs will occur.

15.  SUPPLEMENTAL CASH FLOW INFORMATION—Cash Paid and Non-Cash Transactions

Cash paid for interest, income taxes refunded, and non-cash transactions consisting of notes issued for assets acquired, capital lease additions, and certain tax benefits utilized by the Parent accounted for as a distribution to the Parent are as follows:

	Successor		Predecessor
	Fiscal 2006	Fiscal 2005	Fiscal 2005	Fiscal 2004

Cash paid during the period for:
Interest	$20,558,245	$13,440,430	$7,915,332	$14,857,594
Income taxes paid (refunds received)	$599,501	$1,939,806	$—	$(197,977)

Non-cash transactions:
Restructuring transactions
Assumption of PF Management debt	$—	$—	$14,274,050	$—
Assumption of deferred tax liability for aircraft	$—	$—	$1,576,000	$—
Cancellation of note receivable	$—	$—	$993,247	$—
Cancellation of accrual to PF Purchasing	$—	$—	$3,479,007	$—
Cancellation of accrual to PF Distribution	$—	$—	$535,251	$—
Other	$—	$—	$174,874	$—

Acquisition transactions:
Elimination of Predecessor Pierre capital and retained earnings	$—	$4,883,415	$—	$—
Cancellation of receivable from selling shareholder	$—	$5,000,000	$—	$—
Distribution of property, plant, and equipment	$—	$8,476,080	$—	$—
Distribution of other current assets	$—	$9,255	$—	$—
Equity from parent	$—	$250,087,097	$—	$—
Tax sharing liability to selling shareholders	$—	$10,317,601	$—	$—
Valuation of goodwill and other intangibles	$—	$323,626,414	$—	$—
Deferred tax liability	$—	$54,464,900	$—	$—
Adjustment of inventory to fair value	$—	$2,020,948	$—	$—
Adjustment of property, plant, and equipment to fair value	$—	$4,438,984	$—	$—

Other transactions:
Distribution to parent—tax benefit	$—	$—	$—	$3,578,167
Capital lease additions	$—	$247,536	$1,013,300	$273,208

16. TRANSACTIONS WITH RELATED PARTIES

Successor Pierre

In conjunction with or subsequent to the Acquisition, the following relationships and related transactions existed:

•                  In conjunction with the Acquisition, John Grigg, one of the Company’s former directors, was paid a fee at the closing, pursuant to his letter agreement with the Company dated as of January 29, 2004, for professional services performed on behalf of the Company and PFMI. The fee of approximately $780,952 was paid from the proceeds to the selling shareholders and expensed during predecessor fiscal 2005.

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

•                  In connection with the Acquisition, Mr. Woodhams and Mr. Naylor, invested approximately $4.9 million in a deferred compensation plan. This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $5.7 million as of March 4, 2006.

•                  In conjunction with the Acquisition, the Company and the selling shareholders entered into a tax sharing and indemnification agreement which contains certain representations and warranties of the selling shareholders with respect to taxes. The agreement provides that any net operating loss carryforward (“NOL”) with respect to periods before the Acquisition, and attributable to expenses relating to the Acquisition, will be for the benefit of the selling shareholders. Accordingly, the Company will pay to the selling shareholders the amount of any tax benefit attributable to such NOL, except that the first $4 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement. The Company has made payments to the selling shareholders totaling $5.0 million, of which $3.6 million was paid into this escrow account during successor fiscal 2006. The Company has recorded a net long-term liability to the former shareholders totaling $5.3 million and $10.3 million as of March 4, 2006 and March 5, 2005, respectively for the estimated obligations under the tax sharing agreement.

•                  Norbert J. Woodhams, one of the Company’s Vice Presidents, is the son of Norbert E. Woodhams. Norbert E. Woodhams is the Company’s President, Chief Executive Officer, Director and Chairman of the Board. In successor fiscal 2006, Norbert J. Woodhams received a base salary of one hundred and one thousand dollars and earned a bonus of thirty-three thousand and three hundred dollars under the Company’s bonus plan. In predecessor fiscal 2005 and successor fiscal 2005 combined, Norbert J. Woodhams received a base salary of ninety-two thousand and seven hundred dollars and earned a bonus of forty-seven thousand and eight hundred dollars under the Company’s bonus plan. The base salary and bonus earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

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

•                  The Company had mutual leasing agreements with certain related individuals and with certain companies in which the selling shareholders had substantial ownership interests. Total payments under such leasing agreements were approximately $260,000 in predecessor fiscal 2004.

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

•                  Effective March 3, 2002, the Company entered into a logistics agreement with PF Distribution, LLC (“PFD”), owned 100% by PFMI. Under the agreement, PFD served as the exclusive logistics agent for the Company, and provided all warehousing, fulfillment and transportation services to the Company. The cost of PFD’s services was based on flat rates per pound, which were calculated based on weight and volume characteristics of products, inventory pounds maintained and inventory pounds shipped. Rates were determined based on historical costs and industry standards. In predecessor fiscal 2004, distribution expense recorded in selling, general and administrative expense was approximately $31,126,000 of which approximately $30,999,000 had been paid to PFD as of March 6, 2004.

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

17. LEGAL PROCEEDINGS

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

In August, 2005, pursuant to its regulatory authority, HCDOES requested a Method 5 Stack Test be performed to assess the Company’s compliance with its emissions limits. The Company contacted HCDOES, requesting the scheduled stack emission compliance test be postponed while the Company’s independent consulting firm conducted an emissions audit program consisting of a series of engineering stack tests that were performed at both controlled and uncontrolled emission test points in order to evaluate the magnitude of the emissions based on current production data and to estimate new emissions factors by product line. HCDOES agreed to this approach and granted permission to delay the standard Method 5 Stack Test originally requested while the Company conducted its emissions audit program.

The Company contracted with an independent environmental consulting firm to perform the audit and evaluation. As part of the overall audit, this firm performed preliminary testing in early September 2005, which indicated that violations of emission levels may have occurred, and retested September 28, 2005 through September 30, 2005. The firm conducted additional tests during October 27, 2005 through November 8, 2005. The Company received the results of the audit in January, 2006. The results allowed the Company to evaluate the facility’s current and historical potential and actual emissions. The testing revealed that assumptions made by the Company’s former outside engineering firm concerning particulate emissions and throughput were incorrect. This miscalculation caused the Company to receive permit limits that are lower than actual emissions for certain cook lines. The Company met with the local air permitting authority in February, 2006, to discuss the results of the emissions audit program.

Based on the results of the audit program, the Company received a NOV from HCDOES for particulate emissions in excess of the allowable limits of certain of its air permits and for submitting certain permit applications with incorrect information. The Company is in the process of assessing control technology options and vendors for the installation of new control technology to substantially reduce particulate emissions. This process, including the installation of additional control technology, will likely last through the remainder of calendar year 2006 and could take until early 2007 to complete.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Successor Quarters Ended
	June 6, 2005	September 3, 2005	December 3, 2005	March 4, 2006
	(Dollars in thousands, except per share amounts)

Revenues, net	$107,735	$99,180	$115,453	$109,265
Costs and expenses	$103,280	$97,542	$105,665	$101,270
Operating income	$4,455	$1,638	$9,788	$7,995
Net income (loss)	$(612)	$(1,555)	$2,550	$1,779
Net income/(loss) per common share - basic and diluted	$(6.12)	$(15.55)	$25.50	$17.79

	Predecessor		Successor
		For the Period	For the Period
	Quarter	June 6, 2004	July 1, 2004	Quarter	Quarter
	Ended	Through	Through	Ended	Ended
	June 5, 2004	June 30, 2004	September 4, 2004	December 4, 2004	March 5, 2005
	(Dollars in thousands, except per share amounts)

Revenues, net	$92,013	$23,536	$75,439	$111,969	$107,459
Costs and expenses	$87,410	$27,948	$74,961	$104,134	$101,230
Operating income	$4,604	$(4,412)	$478	$7,835	$6,229
Net income (loss)	$(121)	$(4,143)	$(5,720)	$1,777	$(386)
Net income/(loss) per common share - basic and diluted	$(1.21)	$(41.43)	$(57.20)	$17.77	$(3.86)

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

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

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