Form 10-Q
period 2006-06-03
PIERRE FOODS INC
filed 2006-07-18
CIK 67494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 3, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2006
Class A Common Stock	100,000

PIERRE FOODS, INC. AND SUSIDIARY

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUSIDIARY______________________________________

Condensed Consolidated Balance Sheets

	June 3, 2006	March 4, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,733	$2,540,722
Accounts receivable, net	22,437,135	29,590,488
Inventories	49,696,925	45,686,342
Refundable income taxes	-	1,650,812
Deferred income taxes	3,976,012	3,976,012
Prepaid expenses and other current assets	2,238,035	3,165,310

Total current assets	78,381,840	86,609,686

PROPERTY, PLANT, AND EQUIPMENT, NET	56,333,979	56,206,497

OTHER ASSETS:
Other intangibles, net	129,801,444	134,844,032
Goodwill	186,535,050	186,535,050
Deferred loan origination fees, net	7,225,154	7,331,561
Other	845,205	897,845

Total other assets	324,406,853	329,608,488

Total Assets	$459,122,672	$472,424,671

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUSIDIARY______________________________________

	June 3, 2006	March 4, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$219,502	$229,172
Trade accounts payable	7,772,583	11,897,576
Accrued interest	4,809,855	1,780,618
Accrued payroll and payroll taxes	5,497,842	5,014,821
Accrued promotions	2,930,129	3,258,650
Income taxes payable	1,125,200	—
Accrued taxes (other than income and payroll)	1,246,866	796,531
Other accrued liabilities	1,543,340	1,635,052

Total current liabilities	25,145,317	24,612,420

LONG-TERM DEBT, less current installments	232,584,564	244,764,487

DEFERRED INCOME TAXES	46,365,033	48,821,259

OTHER LONG-TERM LIABILITIES	6,299,599	6,168,649

Total Liabilities	310,394,513	324,366,815

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at June 3, 2006 and March 4, 2006	150,215,670	150,225,541
Retained deficit	(1,487,511)	(2,167,685)

Total shareholder’s equity	148,728,159	148,057,856

Total Liabilities and Shareholder’s Equity	$459,122,672	$472,424,671

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUSIDIARY______________________________________

Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	June 3, 2006	June 4, 2005

REVENUES	$105,755,518	$107,734,698

COSTS AND EXPENSES:
Cost of goods sold	74,097,508	78,340,827
Selling, general, and administrative expenses	18,348,977	17,038,334
Depreciation and amortization	6,795,405	7,900,663

Total costs and expenses	99,241,890	103,279,824

OPERATING INCOME	6,513,628	4,454,874

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(5,521,903)	(5,471,632)
Other income	32,288	26,523

Interest expense and other income, net	(5,489,615)	(5,445,109)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	1,024,013	(990,235)

INCOME TAX (PROVISION) BENEFIT	(343,839)	377,972

NET INCOME (LOSS)	$680,174	$(612,263)

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$6.80	$(6.12)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUSIDIARY______________________________________

Condensed Consolidated Statement of Shareholder’s Equity

For the Thirteen Weeks Ended June 3, 2006
(Unaudited)

	Common		Total
	Stock	Retained	Shareholder’s
	Class A	Deficit	Equity

BALANCE AT MARCH 4, 2006	$150,225,541	$(2,167,685)	$148,057,856

Net income	—	680,174	680,174
Expenses paid on behalf of parent	(9,871)	—	(9,871)

BALANCE AT JUNE 3, 2006	$150,215,670	$(1,487,511)	$148,728,159

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUSIDIARY______________________________________

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	June 3, 2006	June 4, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$680,174	$(612,263)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	6,795,405	7,900,663
Amortization of deferred loan origination fees	372,506	382,938
Change in deferred taxes	(2,456,226)	—
Changes in operating assets and liabilities:
Receivables	7,153,353	3,566,050
Inventories	(4,010,583)	(6,249,555)
Refundable income taxes, prepaid expenses, and other current assets	2,578,087	1,071,933
Trade accounts payable and other accrued liabilities	542,567	4,046,742
Other long-term liabilities	130,950	240,934
Other assets	52,640	516,565
Total adjustments	11,158,699	11,476,270
Net cash provided by operating activities	11,838,873	10,864,007

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,880,302)	(2,449,928)
Net cash used in investing activities	(1,880,302)	(2,449,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of revolving credit agreement	—	(790,000)
Principal payments on long-term debt	(12,189,593)	(7,496,494)
Loan origination fees	(266,096)	(45,707)
Return of capital to parent	(9,871)	(81,878)
Net cash used in financing activities	(12,465,560)	(8,414,079)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,506,989)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,540,722	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,733	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUSIDIARY______________________________________

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

Basis of Presentation.   The unaudited Condensed Consolidated Financial Statements of Pierre and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on June 2, 2006 (“Form 10-K”).

The financial information as of March 4, 2006 included in these financial statements has been derived from the Company’s audited Consolidated Financial Statements. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of the Company for the interim periods. The results of interim operations are not necessarily indicative of the results to be expected for the full fiscal year, and as noted above, should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Form 10-K. The Company’s current accounting policies are consistent with those described in the notes to the Company’s March 4, 2006 audited Consolidated Financial Statements.

Included in this report are interim unaudited Condensed Consolidated Financial Statements that contain all adjustments necessary to present fairly the financial position as of June 3, 2006, the results of operations for the thirteen week periods ended June 3, 2006 and June 4, 2005, the cash flows of the Company for the thirteen weeks ended June 3, 2006 and June 4, 2005, and the statement of shareholder’s equity for the thirteen week period ended June 3, 2006. The thirteen week periods ended June 3, 2006 and June 4, 2005 are referred to as “fiscal 2007” and “fiscal 2006”, respectively.

The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

Acquisition.   On June 30, 2004, the shareholders of PF Management, Inc. (“PFMI”), the sole shareholder of the Company, sold their shares of stock in PFMI (the “Acquisition”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”). The fair value adjustments related to the Acquisition, were pushed down to the Company from Holding, which primarily included adjustments in property, plant, and equipment, inventories, goodwill, other intangible assets and related deferred taxes.

2.                                      Stock-Based Compensation

On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding. Such options may be granted to directors, employees, and consultants of Holding and its subsidiaries, including the Company. At both June 3, 2006 and March 4, 2006, options to purchase a total of 126,219 shares of common stock of Holding had been issued to members of management of the Company (the “Options”) and 37,559 were reserved for future issuance. All outstanding Options were granted with an exercise price of $10 per share and expire ten years from the date of grant. A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures. At June 3, 2006 and March 4, 2006, options to purchase 18,579 shares and 16,064 shares, respectively, were vested and exercisable.

The Company treats the Options as stock-based employee compensation for employees of the Company. Prior to implementing Statement of Financial Accounting Standards (“SFAS “) No. 123(R), “Accounting for Stock-Based Compensation” (revision 2004), (“SFAS 123(R)”), as previously permitted under GAAP, the Company accounted for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method. Accordingly, no compensation expense was recognized for the Options in the Company’s Condensed Consolidated Statements of Operations. The weighted average minimum value per share of the options granted was $2.24 based on the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Dividend yield	—
Term to expiration	10 years
Expected life	6.3 years
Expected volatility	—
Risk free interest rate	3.93%

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in SFAS 123(R)), the Company adopted SFAS 123(R) using the prospective adoption method. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. Upon the adoption of SFAS 123(R) because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled award after the date of initial adoption. No new Options were issued, modified or settled subsequent to adoption, however,  the fair value assigned to any newly issued, modified or settled awards in the future is expected to be significantly greater due to the differences in valuation methods.

3.             Inventories

A summary of inventories, by major classifications, follows:

	June 3, 2006	March 4, 2006
Raw materials	$7,859,047	$7,589,997
Finished goods	41,822,614	38,090,709
Work in process	15,264	5,636
Total	$49,696,925	$45,686,342

4.         Long-Term Debt

Long-term debt is comprised of the following:

	June 3, 2006	March 4, 2006
9.875% senior notes, interest payable on January 15 and July 15 of each year,
maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates maturing 2010	107,000,000	119,125,000
0.0% to 7.55% capitalized lease obligations maturing through 2011	804,066	868,659
Total long-term debt	232,804,066	244,993,659
Less current installments	219,502	229,172
Long-term debt less current installments	$232,584,564	$244,764,487

Effective June 30, 2004, the Company obtained a $190 million credit facility, which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rates for base rate borrowings under the revolving credit facility and the term loan at June 3, 2006 were 9.75% (prime of 8.00% plus 1.75%) and 9.00% (prime of 8.00% plus 1.00%), respectively. Actual interest rates are lowered by the use of LIBOR tranches as appropriate. Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan, the Company has made prepayments on the term loan totaling $34.4 million as of June 3, 2006. The remaining outstanding balance of $107.0 million as of June 3, 2006 is due on June 5, 2010.

On April 3, 2006, the Company entered into Amendment No. 1 to its credit facility (the “Amendment”). The Amendment provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan. The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable Prime Rate and 1/2 of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%. A copy of the Amendment is included as Exhibit 10.1 to the Form 8-K filed on April 7, 2006.

Also effective June 30, 2004, in conjunction with the Acquisition, the Company issued 9.875% senior notes, with interest payable on January 15 and July 15 of each year (the “Notes”). The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness.

As of June 3, 2006, the Company had cash and cash equivalents on hand of $33,733, no outstanding borrowings under its revolving credit facility and borrowing availability of approximately $34.4 million. Also as of June 3, 2006, the Company had borrowings under its term loan of $107.0 million and $125.0 million of Notes outstanding. As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings and borrowing availability of approximately $34.4 million under its revolving credit facility. Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of Notes outstanding. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures. As of June 3, 2006, the Company is in compliance with all financial covenants.

5.             Goodwill and Other Intangible Assets

In conjunction with the Acquisition, the Company engaged an independent party to perform valuations for financial reporting purposes on the Company’s goodwill and other intangibles. Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements, and certain tradenames and trademarks.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company tests recorded goodwill and other intangible assets with indefinite lives for impairment at least annually. All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). Based on the Company’s review and the review performed by third parties, no impairment existed at June 3, 2006 or March 4, 2006.

The Company’s amortizable other intangible assets are amortized using accelerated amortization methods that match the expected benefit derived from the assets. The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated economic or estimated useful lives of the assets.

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets as of June 3, 2006 are as follows:

	As of June 3, 2006
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	15 years	$95,000,000	$27,848,272	$67,151,728
Tradename and trademarks	12-20 years	20,100,000	3,913,507	16,186,493
Customer relationships	12 years	28,500,000	11,230,690	17,269,310
Licensing agreements	10 years	12,100,000	3,106,087	8,993,913
Total amortizable intangible assets		$155,700,000	$46,098,556	$109,601,444

Indefinite-lived intangible assets:
Tradename	Indefinite	$20,200,000	$—	$20,200,000
Total other intangible assets		$175,900,000	$46,098,556	$129,801,444

Goodwill	N/A	$186,535,050	$—	$186,535,050
Total intangible assets		$362,435,050	$46,098,556	$316,336,494

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets as of March 4, 2006 are as follows:

	As of March 4, 2006
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	15 years	$95,000,000	$24,680,581	$70,319,419
Tradename and trademarks	12-20 years	20,100,000	3,433,777	16,666,223
Customer relationships	12 years	28,500,000	10,227,838	18,272,162
Licensing agreements	10 years	12,100,000	2,713,772	9,386,228
Total amortizable intangible assets		$155,700,000	$41,055,968	$114,644,032

Indefinite-lived intangible assets:
Tradename	Indefinite	$20,200,000	$—	$20,200,000
Total other intangible assets		$175,900,000	$41,055,968	$134,844,032

Goodwill	N/A	$186,535,050	$—	$186,535,050
Total intangible assets		$362,435,050	$41,055,968	$321,379,082

The future amortization of other intangible assets (dollars in thousands) for the next five fiscal years is estimated to be as follows:

	2008	2009	2010	2011	2012

Formulas	$11,165	$9,761	$8,468	$7,030	$5,733
Tradename and trademarks	1,821	1,732	1,646	1,539	1,412
Customer relationships	3,358	2,874	2,391	1,869	1,412
Licensing agreements	1,495	1,426	1,361	1,239	1,097

6.                 Commitments and Contingencies

The Company provided a letter of credit in the amount of $5.5 million that was outstanding as of June 3, 2006 and March 4, 2006 to its insurance carrier for the underwriting of certain performance bonds. This letter of credit expires in fiscal 2007. The Company also provides a secured letter of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims. The letter of credit for these claims totaled $110,000 as of June 3, 2006 and March 4, 2006. In addition, if required by a supplier, the Company provides secured letters of credit to such suppliers. The Company had no letters of credit for suppliers as of June 3, 2006 or March 4, 2006.

The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows. See Note 10 — “Legal Proceedings,” to the Condensed Consolidated Financial Statements for further discussion of proceedings as of June 3, 2006.

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

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement. As of June 3, 2006, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses. During the fiscal year ended March 4, 2006, the Company submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $3.6 million and directly to the selling shareholders for a total of $1.4 million. As of June 3, 2006, the Company has a net long-term liability to the selling shareholders totaling $5.3 million. The Company expects to utilize the remaining Deal Related NOLs and make payment to the selling shareholders pursuant to the tax sharing and indemnification agreement subsequent to the filing of its tax return in November 2007.

7.      Comprehensive Income

Total comprehensive income/(loss) is comprised solely of net income/(loss) in fiscal 2007 and fiscal 2006.

8.     Supplemental Cash Flow Disclosures—Cash Paid During the Period and Non-Cash Transactions

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	June 3, 2006	June 4, 2005

Cash paid during the period for:
Interest	$2,106,064	$2,080,565
Income taxes, net	$24,055	$1,368,780

9.      Transactions with Related Parties

At June 3, 2006, there were no significant changes in related party transactions from those described at March 4, 2006 in the Company’s Form 10-K.

10.          Legal Proceedings

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

Based on the results of the audit program, the Company received a NOV from HCDOES for particulate emissions in excess of the allowable limits of certain of its air permits and for submitting certain permit applications with incorrect information. The Company is in the process of assessing control technology options and vendors for the installation of new control technology to substantially reduce particulate emissions. This process, including the installation of additional control technology, will likely last through fiscal 2007.

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

As part of its ongoing operations in the food manufacturing industry, the Company is subject to extensive federal, state, and local regulations and its food processing facilities and food products are subject to frequent inspection, audits and inquiries by the United States Department of Agriculture, the Food and Drug Administration, and various local health and agricultural agencies and by federal, state, and local agencies responsible for the enforcement of environmental laws and regulations. The Company is also involved in various legal actions arising in the normal course of business. These matters are continuously being evaluated and, in some cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Although occasional adverse outcomes (or settlements)

may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company’s consolidated financial position.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations for fiscal 2007 and fiscal 2006. The thirteen week periods ended June 3, 2006 and June 4, 2005 are referred to as “fiscal 2007” and “fiscal 2006”, respectively. This section should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and considered with “Risk Factors” discussed in Item 1A and Item 7 —”Quantitative and Qualitative Disclosures About Market Risk,” which are included in the Company’s Form 10-K for the fiscal year ended March 4, 2006 filed with the SEC on June 2, 2006 and “Cautionary Statements Regarding Forward Looking Information,” which precedes Item 3 of Part I of this Report.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February. Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.

Results of Operations
Fiscal 2007 Compared to Fiscal 2006

Revenues, net.   Net revenues decreased by $2.0 million in fiscal 2007 compared to fiscal 2006, or 1.8%. This decrease was primarily due to (1) decreased sales volume to two large National Accounts restaurant chain customers (approximately $4.5 million), partially resulting from promotional activity that did not include Pierre’s products; (2) decreased sales volume to other National Accounts customers due to increased sales volume as a result of a pipeline fill of new items in fiscal 2006 that did not take place in fiscal 2007 (approximately $3.9 million); and (3) decreased sales prices as a result of declining commodity protein pricing attributable to market-related pricing contracts with two large National Accounts restaurant chain customers (approximately $2.6 million); offset by (4) increased sales volume in most of the Company’s other end-market segments.

Cost of goods sold.   Cost of goods sold decreased by $4.2 million in fiscal 2007 compared to fiscal 2006, or 5.4%. This decrease was primarily due to (1) decreased raw material protein costs of $4.4 million; (2) decreased costs as a result of decreased sales volumes and a change in mix to lower cost products of $2.2 million; offset by (3) increased overhead costs primarily related to increased expenses for utilities, insurance, and maintenance repairs.

As a percentage of revenues, cost of goods sold decreased from 72.7% to 70.1%, a decrease of 2.6%. This decrease was primarily due to (1) the net impact of decreased prices paid for raw material proteins and formulation mix (approximately 2.9%); (2) decreased costs as a result of a change in mix to lower cost products (approximately 2.0%); offset by (3) increased overhead costs primarily related to increased utilities, insurance and maintenance repairs.

The primary materials used in the Company’s food processing operations include boneless beef, pork, chicken, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies. Meat proteins are generally purchased under 7-day payment terms. Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets. Additionally, the Company has contracts with formulaic pricing that require the Company to immediately pass along commodity price variances. During fiscal 2007, net raw material protein prices decreased approximately $4.4 million, including a $2.6 million decrease related to these formulaic contracts and decreases of approximately $1.8 million related to other non-contracted sales.

Approximately 36.5% of total sales for fiscal 2007 were protected from commodity exposure, of which 31.8% were attributable to market-related pricing contracts, while the other 4.7% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations. For fiscal 2006, approximately 44.3% of total sales were protected from commodity exposure, of which 40.1% were attributable to market-related pricing contracts, while the other 4.2% were related to the USDA Commodity Reprocessing Program.

The following table represents the decreases in the weighted average prices the Company paid for beef, pork, chicken, and cheese during fiscal 2007 compared to fiscal 2006 excluding formulation mix and contracts with formulaic pricing.

% Decrease in
Fiscal 2007
Compared to
Fiscal 2006
Beef	12.5%
Pork	17.6%
Chicken	21.6%
Cheese	16.8%
Aggregate	16.3%

Selling, general, and administrative.   Selling, general, and administrative expenses increased by $1.3 million in fiscal 2007 compared to fiscal 2006, or 7.7%. As a percentage of revenues, selling, general, and administrative expenses increased from 15.8% to 17.4%. This increase was primarily due to (1) increased storage expense (approximately $0.5 million) as a result of increased inventories built to maintain customer service levels for customer requirements and product line expansion, in addition to increased storage rates paid by the Company; (2) increased freight (approximately $0.5 million) due to higher fuel surcharges and due to the change in the mix of products shipped by the Company; and (3) increased selling expenses (approximately $0.5 million) incurred primarily as a result of increased demonstration expenses related to growth in the Warehouse Club selling channel; offset by (4) decreased administrative expense (approximately $0.1 million), primarily as a result of a decrease in incentive compensation.

Depreciation and amortization.   Depreciation and amortization expense decreased by $1.1 million. This is due to decreased amortization expense (approximately $0.8 million), primarily due to the accelerated amortization method used for certain intangible assets.

Interest expense and other income, net.   Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt and interest on the revolving loan, both of which were entered into in connection with the Acquisition. Interest expense and other income, net increased by $0.1 million, or 0.8%. This increase is primarily due to increased floating interest rates related to the Company’s term loan, offset by decreased borrowings as a result of partial repayment of the term loan.

Income taxes.   The effective tax rate for fiscal 2007 was 33.6% compared to 38.3% for fiscal 2006. The change in the effective tax rate is primarily due to (1) the impact of the Section 199 adjustment (the “Domestic Manufacturing Deduction”) in the current year; (2) the phase-out of Ohio franchise tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”); and (3) the Company’s increased profitability and expected pre-tax income in the current year relative to the impact of permanent differences.

Liquidity and Capital Resources

The following table summarizes the Company’s net cash provided by (used in) operating, investing, and financing activities for the thirteen weeks ended June 3, 2006 and June 4, 2005, respectively.

	Thirteen Weeks Ended	Thirteen Weeks Ended
	June 3, 2006	June 4, 2005
Net cash provided by (used in):
Operating activities	$11,838,873	$10,864,007
Investing activities	$(1,880,302)	$(2,449,928)
Financing activities	$(12,465,560)	$(8,414,079)

Net cash provided by operating activities for fiscal 2007 was $11.8 million compared to net cash provided by operating activities of $10.9 million for fiscal 2006. The increase in net cash provided by operating activities was primarily due to the Company’s increased profitability during successor fiscal 2007, in addition to (1) a decrease in accounts receivable (approximately $7.2 million) during fiscal 2007 compared to less of a decrease during the prior year comparable period (approximately $3.6 million); (2) an increase in inventories (approximately $4.0 million) in fiscal 2007 compared with less of an increase in the prior year comparable period (approximately $6.2 million); and (3) a decrease in refundable income taxes, prepaid expense and other current assets (approximately $2.6 million) during fiscal 2007 compared to less of a decrease in the prior year comparable period (approximately $1.1 million); offset by (4) an increase in accounts payable and other accrued liabilities (approximately $0.5 million) during fiscal 2007 compared to a greater increase (approximately $4.0 million) in the prior year comparable period;  (5) a change in deferred income taxes (approximately $2.5 million) in fiscal 2007 that did not occur in fiscal 2006;  and (6) a decrease in depreciation and amortization expense (approximately $1.1 million) in fiscal 2007 compared with fiscal 2006, primarily due to the accelerated amortization method used for certain intangible assets.

The primary components of net cash provided by operating activities for fiscal 2007 were (1) a decrease in receivables (approximately $7.2 million), primarily as a result of the summer seasonality within our School selling channel; (2) depreciation and amortization of intangible assets (approximately $6.8 million), of which $1.8 million relates to depreciation of fixed assets and $5.0 million relates to amortization of intangible assets recorded in conjunction with the Acquisition; (3) a decrease in refundable income taxes, prepaid expenses, and other current assets (approximately $2.6 million), due to the reduction in refundable income taxes resulting from the tax provision recorded based on the income in fiscal 2007 and due to the reduction in prepaid expenses, primarily prepaid insurance premiums; (4) an increase in trade accounts payable and other accrued liabilities (approximately $0.5 million); (5) amortization of deferred loan fees (approximately $0.4 million); and (6) an increase in other long-term liabilities (approximately  $0.1 million) as a result of the deferred compensation plan; offset by (7) an increase in inventories (approximately $4.0 million) as a result of an inventory build to maintain customer service levels for customer requirements and product line expansion; and (8) a change in deferred income taxes (approximately $2.5 million) as a result of the tax provision recorded due to the income in fiscal 2007.

Net cash used in investing activities for fiscal 2007 was $1.9 million compared to $2.4 million for fiscal 2006. Net cash used in investing activities consists of capital expenditures for both fiscal 2007 and fiscal 2006, which consisted of various plant improvements and routine capital expenditures.

Net cash used in financing activities for fiscal 2007 and for fiscal 2006 was $12.5 million and $8.4 million, respectively. Net cash used in financing activities for fiscal 2007 was due primarily to: (1) principal payments on long-term debt of $12.1 million and (2) loan origination fees of $0.3 million as a result of the Amendment No. 1 to the Credit Agreement (discussed below).

Effective June 30, 2004, the Company obtained a $190 million credit facility, which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes. Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rates for base rate borrowings under the revolving credit facility and the term loan at June 3, 2006 were 9.75% (prime of 8.00% plus 1.75%) and 9.00% (prime of 8.00% plus 1.00%), respectively. Actual interest rates are lowered by the use of LIBOR tranches as appropriate. Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010. However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan, the Company has made prepayments on the term loan totaling $34.4 million as of June 3, 2006. The remaining outstanding balance of $107.0 million as of June 3, 2006 is due on June 5, 2010.

On April 3, 2006, the Company entered into Amendment No. 1 to its credit facility (the “Amendment”). The Amendment provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan. The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable Prime Rate and 1/2 of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%. A copy of the Amendment is included as Exhibit 10.1 to the Form 8-K filed on April 7, 2006.

Also effective June 30, 2004, in conjunction with the Acquisition, the Company issued 9.875% senior notes, with interest payable on January 15 and July 15 of each year (the “Notes”). The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of the Company and to repay outstanding indebtedness.

As of June 3, 2006, the Company had cash and cash equivalents on hand of $33,733, no outstanding borrowings and borrowing availability of approximately $34.4 million under its revolving credit facility. Also as of June 3, 2006, the Company had borrowings under its term loan of $107.0 million and $125.0 million of Notes outstanding. As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility, and borrowing availability of approximately $34.4 million. Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of Notes outstanding. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures. As of June 3, 2006, the Company is in compliance with all financial covenants.

The Company has budgeted approximately $11.5 million for capital expenditures for the remainder of fiscal 2007. These expenditures include a provision for capacity expansion, system upgrades and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities. The Company believes that funds from operations and funds from its $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures. As described in Note 10, “Legal Proceedings,” to the Condensed Consolidated Financial Statements, if the HCDOES determines that the Company is non-compliant with emissions requirements, the Company likely will be required to install additional control equipment. The Company is estimating the cost of such upgrades to existing equipment to be $2.5 million. Should such capital expenditures be required, the Company would likely adjust its capital budget for its fiscal 2007 or delay previously budgeted capital expenditures.

If the Company continues its historical annual revenue growth trend as expected, then the Company will be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand. Management believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources. The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

The Company provided a letter of credit in the amount of $5.5 million that was outstanding as of June 3, 2006 and March 4, 2006 to its insurance carrier for the underwriting of certain performance bonds. This letter of credit expires in fiscal 2007. The Company also provides a secured letter of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims. The letter of credit for these claims totaled $110,000 as of June 3, 2006 and March 4, 2006. In addition, if required by a supplier, the Company provides secured letters of credit to such suppliers. The Company had no letters of credit for suppliers as of June 3, 2006 or March 4, 2006.

The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows. See Note 10 — “Legal Proceedings,” to the Condensed Consolidated Financial Statements for further discussion of proceedings as of June 3, 2006.

The following tables summarize our commitments and contractual obligations by fiscal year as of June 3, 2006.

	Commitments by Fiscal Year
	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Letters of credit	$5,610,000	$5,610,000	$—	$—	$—
Purchase commitments for capital projects	1,477,544	1,477,544	—	—	—
Purchase commitments for raw materials	936,780	936,780	—	—	—
Purchase commitments for natural gas	2,755,380	2,755,380	—	—	—
Purchase commitments for miscellaneous	122,500	122,500	—	—	—
Total	$10,902,204	$10,902,204	$—	$—	$—

	Contractual Obligations by Fiscal Year
		Less than 1	1–3	3-5	More than
	Total	Year	Years	Years	5 Years

Long-term debt	$232,000,000	$—	$—	$107,000,000	$125,000,000
Capital lease obligations*	804,066	219,502	346,058	238,506	—
Operating lease obligations	4,080,587	3,149,541	749,493	165,353	16,200
Interest on fixed-rate debt**	68,747,919	12,716,967	25,157,802	24,701,275	6,171,875
Interest on variable-rate debt**	27,128,039	8,347,089	16,694,178	2,086,772	—
Total	$332,760,611	$24,433,099	$42,947,531	$134,191,906	$131,188,075

*Capital lease obligations exclude interest component related to leases.

**Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of June 3, 2006 assuming that the outstanding balances remain unchanged until maturity.

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

The Company initially recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement. As of June 3, 2006, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses. During the fiscal year ended March 4, 2006, the Company submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $3.6 million and directly to the selling shareholders for a total of $1.4 million. As of June 3, 2006, the Company has a net long-term liability to the selling shareholders totaling $5.3 million. Although this amount is excluded from the table above, the Company expects to utilize the remaining Deal Related NOLs and make payment to the selling shareholders pursuant to the tax sharing and indemnification agreement subsequent to the filing of its tax return in November 2007.

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

In accordance with SFAS No. 142 (“SFAS 142”) —”Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of March 4, 2006, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives. The Company engaged an independent party to perform valuations to assist in the impairment review. There were no impairment charges as a result of this review.

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

Concentration of Credit Risk and Significant Customers.   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Sales to the Company’s largest customer were approximately 19% and 25% of net revenues for fiscal 2007 and fiscal 2006, respectively. Accounts receivable at June 3, 2006 and March 4, 2006 included receivables from the Company’s largest customer totaling $3.4 million and $2.7 million, respectively.

Stock-Based Compensation.   The Company treats the options to purchase shares of common stock of Holding issued to employees of the Company (“Options”) as stock-based compensation for employees of the Company. Prior to fiscal 2007, as permitted under GAAP, the Company accounted for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method. Accordingly, no compensation expense was recognized for the stock option plan in the Company’s condensed consolidated statements of operations.

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in SFAS 123(R)), the Company adopted SFAS 123(R) using the prospective adoption method. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. Upon the adoption of SFAS 123(R) because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled award after the date of initial adoption. No new Options were issued, modified or settled subsequent to adoption, however,  the fair value assigned to any newly issued, modified or settled awards in the future is expected to be significantly greater due to the differences in valuation methods.

Seasonality

Except for sales to school districts, which represent approximately 20% of the Company’s total sales annually and which decline significantly during summer, late November and December, there is no other significant seasonal variation in the Company’s sales.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the Company’s Annual Report on Form 10-K, the Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at June 3, 2006 or March 4, 2006. Certain of the Company’s outstanding nonderivative financial instruments at June 3, 2006 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. In fiscal 2007, the average price the Company paid for beef, pork, chicken, and cheese (increased)/decreased approximately (0.3%), (3.9%), 11.3% and 10.8%, respectively, compared to the prices paid during the fourth quarter of the fiscal year ended March 4, 2006. The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers. There was no significant change in market risk during fiscal 2007.

The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at June 3, 2006 have not changed materially since March 4, 2006. Of the long-term debt outstanding at June 3, 2006, the $125.0 million of New Notes accrue interest at a fixed interest rate, while the $107.0 million outstanding borrowings under the term loan facility and the revolving credit facility accrue interest at variable interest rates. At June 3, 2006, there were no outstanding borrowings under the revolving credit facility. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during fiscal 2007 would have decreased net income for that period by approximately $70,000.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the Company’s President and Chief Executive Officer and Principal Financial Officer have concluded that as of June 3, 2006, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission (the “SEC’).

Changes in Internal Controls.   There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 3, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

Based on the results of the audit program, the Company received a NOV from HCDOES for particulate emissions in excess of the allowable limits of certain of its air permits and for submitting certain permit applications with incorrect information. The Company is in the process of assessing control technology options and vendors for the installation of new control technology to substantially reduce particulate emissions. This process, including the installation of additional control technology, will likely last through fiscal 2007.

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

As part of its ongoing operations in the food manufacturing industry, the Company is subject to extensive federal, state, and local regulations and its food processing facilities and food products are subject to frequent inspection, audits and inquiries by the United States Department of Agriculture, the Food and Drug Administration, and various local health and agricultural agencies and by federal, state, and local agencies responsible for the enforcement of environmental laws and regulations. The Company is also involved in various legal actions arising in the normal course of business. These matters are continuously being evaluated and, in some cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company’s consolidated financial position.

ITEM 1A.   RISK FACTORS

At June 3, 2006, there were no material changes in risk factors from those described at March 4, 2006 in the Company’s Form 10-K.

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
Dated: July 18, 2006

/s/ Joseph W. Meyers
By: Joseph W. Meyers
Vice President, Finance
Dated: July 18, 2006