Form 10-Q
period 2006-09-02
PIERRE FOODS INC
filed 2006-10-17
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2006
Class A Common Stock	100,000

PIERRE FOODS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 2, 2006	March 4, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$235,550	$2,540,722
Accounts receivable, net	32,092,520	29,590,488
Inventories	57,888,718	45,686,342
Refundable income taxes	—	1,650,812
Deferred income taxes	3,658,358	3,976,012
Prepaid expenses and other current assets	3,006,327	3,165,310

Total current assets	96,881,473	86,609,686

PROPERTY, PLANT, AND EQUIPMENT, NET	69,509,107	56,206,497

OTHER ASSETS:
Other intangibles, net	127,467,520	134,844,032
Goodwill	194,739,492	186,535,050
Deferred loan origination fees, net	7,256,509	7,331,561
Other	853,780	897,845

Total other assets	330,317,301	329,608,488

Total Assets	$496,707,881	$472,424,671

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$211,849	$229,172
Trade accounts payable	13,918,380	11,897,576
Accrued interest	1,848,108	1,780,618
Accrued payroll and payroll taxes	5,746,030	5,014,821
Accrued promotions	3,209,637	3,258,650
Accrued taxes (other than income and payroll)	1,262,487	796,531
Other accrued liabilities	2,700,096	1,635,052

Total current liabilities	28,896,587	24,612,420

LONG-TERM DEBT, less current installments	267,492,504	244,764,487

DEFERRED INCOME TAXES	44,943,431	48,821,259

OTHER LONG-TERM LIABILITIES	6,523,160	6,168,649

Total Liabilities	347,855,682	324,366,815

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at September 2, 2006 and March 4, 2006	150,209,836	150,225,541
Retained deficit	(1,357,637)	(2,167,685)

Total shareholder’s equity	148,852,199	148,057,856

Total Liabilities and Shareholder’s Equity	$496,707,881	$472,424,671

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	September 2, 2006	September 3, 2005

REVENUES, NET	$98,912,576	$99,180,153

COSTS AND EXPENSES:
Cost of goods sold	68,640,997	73,790,865
Selling, general, and administrative expenses (includes related party transactions totaling $61,353 and $37,690 for the thirteen weeks ended September 2, 2006 and September 3, 2005, respectively)	17,570,417	16,164,970
Depreciation and amortization	6,878,458	7,585,945
Loss on disposition of property, plant, and equipment, net	5,301	—

Total costs and expenses	93,095,173	97,541,780

OPERATING INCOME	5,817,403	1,638,373

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(5,582,665)	(5,479,488)
Other income	3,670	8,152

Interest expense and other income, net	(5,578,995)	(5,471,336)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	238,408	(3,832,963)

INCOME TAX (PROVISION) BENEFIT	(108,534)	2,278,407

NET INCOME (LOSS)	$129,874	$(1,554,556)

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$1.30	$(15.55)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the
	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	September 2, 2006	September 3, 2005

REVENUES, NET	$204,668,094	$206,914,851

COSTS AND EXPENSES:
Cost of goods sold	142,738,505	152,131,692
Selling, general, and administrative expenses (includes related party transactions totaling $110,704 and $67,934 for the twenty-six weeks ended September 2, 2006 and September 3, 2005, respectively)	35,919,394	33,203,304
Depreciation and amortization	13,673,863	15,486,608
Loss on disposition of property, plant, and equipment, net	5,301

Total costs and expenses	192,337,063	200,821,604

OPERATING INCOME	12,331,031	6,093,247

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(11,104,568)	(10,951,120)
Other income	35,958	34,675

Interest expense and other income, net	(11,068,610)	(10,916,445)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	1,262,421	(4,823,198)

INCOME TAX (PROVISION) BENEFIT	(452,373)	2,656,379

NET INCOME (LOSS)	$810,048	$(2,166,819)

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$8.10	$(21.67)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholder’s Equity
For the Twenty-Six Weeks Ended September 2, 2006
(Unaudited)

	Common		Total
	Stock	Retained	Shareholder’s
	Class A	Deficit	Equity

BALANCE AT MARCH 4, 2006	$150,225,541	$(2,167,685)	$148,057,856

Net income	—	810,048	810,048
Expenses paid on behalf of parent	(15,705)	—	(15,705)

BALANCE AT SEPTEMBER 2, 2006	$150,209,836	$(1,357,637)	$148,852,199

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	September 2, 2006	September 3, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$810,048	$(2,166,819)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,673,863	15,486,608
Amortization of deferred loan origination fees	754,282	745,544
Change in deferred taxes	(6,878,409)	(791,670)
Loss on disposition of plant, property, and equipment	5,301	—
Changes in operating assets and liabilities-net of acquired assets and liabilities:
Receivables	(373,628)	(918,193)
Inventories	(8,848,651)	(4,346,948)
Refundable income taxes, prepaid expenses, and other current assets	1,916,070	(438,750)
Trade accounts payable and other accrued liabilities	1,625,329	454,686
Other long-term liabilities	354,511	(1,041,632)
Other assets	61,690	—
Total adjustments	2,290,358	9,149,645
Net cash provided by operating activities	3,100,406	6,982,826

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in the Acquisition of Clovervale	(21,810,436)	—
Capital expenditures	(3,998,536)	(3,984,650)
Net cash used in investing activities	(25,808,972)	(3,984,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of revolving credit agreement	10,957,000	4,752,000
Additional borrowings under term loan	24,000,000	—
Repayment of debt acquired in the Acquisition of Clovervale	(1,612,378)	—
Principal payments on long-term debt	(12,246,306)	(7,616,053)
Loan origination fees	(679,217)	(49,673)
Return of capital to parent	(15,705)	(84,450)
Net cash provided by (used in) financing activities	20,403,394	(2,998,176)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,305,172)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,540,722	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$235,550	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Acquisitions

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

Included in this report are interim unaudited Condensed Consolidated Financial Statements that contain all adjustments necessary to present fairly the financial position as of September 2, 2006, the results of operations for the thirteen and twenty-six week periods ended September 2, 2006 and September 3, 2005, the cash flows of the Company for the twenty-six weeks ended September 2, 2006 and September 3, 2005, and the statement of shareholder’s equity for the twenty-six week period ended September 2, 2006.  The thirteen week periods ended September 2, 2006 and September 3, 2005 are referred to as “second quarter fiscal 2007” and “second quarter fiscal 2006”, respectively.  The twenty-six week periods ended September 2, 2006 and September 3, 2005 are referred to as “fiscal 2007” and “fiscal 2006”, respectively.

The Company reports the results of its operations using a 52-53 week basis.  In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

Acquisition of Pierre.   On June 30, 2004, the shareholders of PF Management, Inc. (“PFMI”), the sole shareholder of the Pierre, sold their shares of stock in PFMI (the “Acquisition of Pierre”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).  The fair value adjustments related to the Acquisition of Pierre, were pushed down to the Company from Holding, which primarily included adjustments in property, plant, and equipment, inventories, goodwill, other intangible assets and related deferred taxes.

2.  Acquisition of Clovervale

On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”).  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing. After repayment of indebtedness and other post-closing adjustments, the net purchase price was $21.8 million and is subject to a post-closing working capital adjustment.  Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).   See Note 5, “Long-Term Debt” for further discussion.

Clovervale was a privately held company and employs approximately 96 employees.  Clovervale has operations in Amherst, Ohio and Easley, South Carolina and manufactures and sells a variety of food items including individually proportioned entrees, vegetables, sandwiches, fruits, cobblers, peanut butter and jelly bars, sandwiches and cups, sherbets, apple sauce, and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.

Operating results for Clovervale are included in the Company’s Condensed Consolidated Statement of Operations from the date of the Acquisition of Clovervale.  Pierre’s investment in Clovervale was based on the rationale that such an investment would increase its presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Clovervale goodwill and other intangibles for financial reporting purposes.  Assets identified through this valuation process included goodwill, customer relationships, non-compete agreements, and certain tradenames and trademarks.    The increases in the carrying amounts of goodwill and other intangible assets presented in Note 6, “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements represent the preliminary valuations performed in conjunction with the Acquisition of Clovervale.  In addition, other fair value adjustments were made in conjunction with the Acquisition of Clovervale, which primarily include adjustments in property, plant, and equipment, inventory, and related deferred taxes.

The following tables present unaudited pro forma information for the second quarter fiscal 2007, the second quarter fiscal 2006, fiscal 2007, and fiscal 2006, as if the Acquisiton of Clovervale had been completed at the beginning of the respective periods.

	Second Quarter		Second Quarter
	Fiscal 2007		Fiscal 2006
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$98,912,576	$104,472,225	$99,180,153	$107,029,318

Net income (loss)	$129,874	$(390,538)	$(1,554,556)	$(1,586,629)

	Fiscal 2007		Fiscal 2006
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$204,668,094	$212,998,592	$206,914,851	$221,582,683

Net income (loss)	$810,048	$(349,485)	$(2,166,819)	$(2,603,515)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had acquired Clovervale at the beginning of the respective periods.  Purchase related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, cost of goods sold, and income taxes.

In addition to the purchase related adjustments, included in these pro forma results are certain reclassifications of Clovervale’s expenses, which are consistent with the classifications of Pierre.  These reclassifications include the presentation of various sales discounts previously reported by Clovervale as selling expenses, but more appropriately classified as a reduction of revenues.

Also included in these pro forma results is the elimination of miscellaneous income previously reported by Clovervale and the elimination of interest expense related to Clovervale’s debt, which was partially paid off in conjunction with the Acquisition of Clovervale, and will no longer be present in the Company’s results of operations.

The Acquisition of Clovervale was recorded under the purchase method of accounting.  The net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Clovervale.  The preliminary allocation of the net purchase price is as follows:

Current assets	$5,588,554
Plant, property, and equipment	12,876,729
Non-current assets	17,625
Goodwill	8,204,442
Other intangibles	2,730,000
Debt and other liabilities assumed	(4,288,539)
Deferred tax liabilities	(3,318,235)
Net assets acquired	$21,810,576

Of the $2,730,000 of acquired other intangible assets, $2,400,000 was assigned to customer relationships with a weighted-average estimated useful life of 10 years.  The remaining acquired other intangible assets include tradenames and trademarks of $280,000 with a weighted-average useful life of 3 years and a non-compete agreement of $50,000 with a useful life of 2 years.  The goodwill related to the Acquisition of Clovervale is not expected to be deductible for tax purposes.

The allocation of the preliminary net purchase price to specific assets and liabilities is based, in part, upon preliminary appraisals, and is therefore subject to change. The Company expects to finalize the appraisals of acquired assets and liabilities in fiscal 2008.  Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

3.  Stock-Based Compensation

On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees, and consultants of Holding and its subsidiaries, including the Company.  At both September 2, 2006 and March 4, 2006, options to purchase a total of 126,219 shares of common stock of Holding had been issued to members of management of the Company (the “Options”) and 37,559 were reserved for future issuance.  All outstanding Options were granted with an exercise price of $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.  At September 2, 2006 and March 4, 2006, options to purchase 21,088 shares and 16,064 shares, respectively, were vested and exercisable.

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

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in SFAS 123(R)), the Company adopted SFAS 123(R) using the prospective adoption method.  The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123(R), because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled awards after the date of initial adoption.  No new Options were issued, modified or settled subsequent to adoption, however,  the fair value assigned to any newly issued, modified or settled awards in the future is expected to be significantly greater due to the differences in valuation methods.

4.     Inventories

A summary of inventories, by major classifications, follows:

	September 2, 2006	March 4, 2006
Raw materials	$10,267,349	$7,589,997
Finished goods	47,583,625	38,090,709
Work in process	37,744	5,636
Total	$57,888,718	$45,686,342

5. Long-Term Debt

Long-term debt is comprised of the following:

	September 2, 2006	March 4, 2006
9.875% senior notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates maturing 2010	131,000,000	119,125,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing 2009	10,957,000
0.0% to 7.55% capitalized lease obligations maturing through 2011	747,353	868,659
Total long-term debt	267,704,353	244,993,659
Less current installments	211,849	229,172
Long-term debt less current installments	$267,492,504	$244,764,487

Effective June 30, 2004, the Company obtained a $190 million credit facility, which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the revolving credit facility and the term loan at September 2, 2006 were 9.75% (prime of 8.25% plus 1.50%) and 9.25% (prime of 8.25% plus 1.00%), respectively.  Actual interest rates are lowered by the use of LIBOR tranches as appropriate.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  The Company has made all scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As previously discussed in Note 2, “Acquisition of Clovervale” to the Condensed Consolidated Financial Statements, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to the term loan by $24.0 million in order to finance the Acquisition of Clovervale.  The outstanding balance of $131.0 million as of September 2, 2006 is due on June 5, 2010.

On April 3, 2006, the Company entered into Amendment No. 1 to its credit facility (“Amendment No. 1”).  Amendment No. 1 provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan.  The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable Prime Rate and ½ of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%.  A copy of Amendment No. 1 is included as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on April 7, 2006.

On August 21, 2006, the Company entered into Amendment No. 2 to its credit facility (“Amendment No. 2”). Amendment No. 2 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $24.0 million.  A copy of Amendment No. 2 is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2006.

Also effective June 30, 2004, in conjunction with the Acquisition of Pierre, the Company issued 9.875% senior notes, with interest payable on January 15 and July 15 of each year (the “Notes”).  The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

As of September 2, 2006, the Company had cash and cash equivalents on hand of $0.2 million, outstanding borrowings under its revolving credit facility of $11.0 million, outstanding letters of credit of approximately $2.3 million, and borrowing availability of approximately $26.7 million.  Also as of September 2, 2006, the Company had borrowings under its term loan of $131.0 million and $125.0 million of Notes outstanding.  As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility, outstanding letters of credit of approximately $5.6 million, and borrowing availability of approximately $34.4 million under its revolving credit facility.  Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of September 2, 2006, the Company is in compliance with all financial covenants.

6.  Goodwill and Other Intangible Assets

In conjunction with the Acquisition of Pierre, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Company’s goodwill and other intangibles for financial reporting purposes.  Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements, and certain tradenames and trademarks.

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed similar valuations on the Clovervale goodwill and other intangibles for financial reporting purposes.  Assets identified through this valuation process included goodwill, customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill, amortizable intangible assets, and indefinite-lived intangible assets during second quarter fiscal 2007 represent the assets recorded as a result of the preliminary valuations performed in conjunction with the Acquisition of Clovervale.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company tests recorded goodwill and other intangible assets with indefinite lives for impairment at least annually.  All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).  Based on the Company’s review and the review performed by third parties, no impairment existed at September 2, 2006 or March 4, 2006.

The Company’s amortizable other intangible assets are amortized using straight-line and accelerated amortization methods based on expected benefits derived from each asset.  The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated economic or estimated useful lives of the assets.

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of September 2, 2006 are as follows:

	As of September 2, 2006
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	15	$95,000,000	$31,015,963	$63,984,037
Tradename and trademarks	3-20	20,380,000	4,396,827	15,983,173
Customer relationships	10-12	30,900,000	12,250,326	18,649,674
Licensing agreements	10	12,100,000	3,498,402	8,601,598
Non-Compete agreement	2	50,000	962	49,038
Total amortizable intangible assets		$158,430,000	$51,162,480	$107,267,520

Indefinite-lived intangible assets:
Tradename	Indefinite	$20,200,000	$—	$20,200,000
Total other intangible assets		$178,630,000	$51,162,480	$127,467,520

Goodwill	N/A	$194,739,492	$—	$194,739,492
Total intangible assets		$373,369,492	$51,162,480	$322,207,012

The gross carrying value of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of March 4, 2006 were as follows:

	As of March 4, 2006
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	15	$95,000,000	$24,680,581	$70,319,419
Tradename and trademarks	12-20	20,100,000	3,433,777	16,666,223
Customer relationships	12	28,500,000	10,227,838	18,272,162
Licensing agreements	10	12,100,000	2,713,772	9,386,228
Total amortizable intangible assets		$155,700,000	$41,055,968	$114,644,032

Indefinite-lived intangible assets:
Tradename	Indefinite	$20,200,000	$—	$20,200,000
Total other intangible assets		$175,900,000	$41,055,968	$134,844,032

Goodwill	N/A	$186,535,050	$—	$186,535,050
Total intangible assets		$362,435,050	$41,055,968	$321,379,082

The following table represents activity related to goodwill and amortizable intangible assets during Fiscal 2007:

Goodwill:
Balance as of March 4, 2006	$186,535,050
Acquisition of Clovervale	8,204,442
Balance as of September 2, 2006	$194,739,492

Amortizable intangible assets:
Balance as of March 4, 2006	$114,644,032
Acquisition of Clovervale	2,730,000
Amortization	(10,106,512)
Balance as of September 2, 2006	$107,267,520

The future amortization of other intangible assets (dollars in thousands) for the next five fiscal years is estimated to be as follows:

	2008	2009	2010	2011	2012

Formulas	$11,165	$9,761	$8,468	$7,030	$5,733
Tradename and trademarks	$1,914	$1,825	$1,689	$1,539	$1,412
Customer relationships	$3,771	$3,243	$2,717	$2,151	$1,650
Licensing agreements	$1,495	$1,426	$1,361	$1,239	$1,097
Non-compete agreement	$25	$12	$—	$—	$—

7. Commitments and Contingencies

The Company provided a letter of credit totaling $2.2 million and $5.5 million as of September 2, 2006 and March 4, 2006, respectively, to its insurance carrier for the underwriting of certain performance bonds.  This current letter of credit expires in fiscal 2008.  The Company also provides a secured letter of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims.  The letter of credit for these claims totaled $110,000 as of September 2, 2006 and March 4, 2006.  In addition, if required by a supplier, the Company provides secured letters of credit to such suppliers.  The Company had no letters of credit for suppliers as of September 2, 2006 or March 4, 2006.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.  See Note 12 — “Legal Proceedings,” to the Condensed Consolidated Financial Statements for further discussion of proceedings as of September 2, 2006.

In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company is required to pay to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  As of September 2, 2006, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  During the fiscal year ended March 4, 2006, the Company submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $3.6 million and directly to the selling shareholders for a total of $1.4 million.  As of September 2, 2006, the Company has a net long-term liability to the selling shareholders totaling $5.3 million.  The Company expects to utilize the remaining Deal Related NOLs and make payment to the selling shareholders pursuant to the tax sharing and indemnification agreement subsequent to the filing of its tax return in November 2006.

8.    Comprehensive Income

Total comprehensive income/(loss) is comprised solely of net income/(loss) in second quarter fiscal 2007, second quarter fiscal 2006, fiscal 2007, and fiscal 2006.

9.     Supplemental Cash Flow Disclosures —Cash Paid During the Period

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	September 2, 2006	September 3, 2005

Cash paid during the period for:
Interest	$10,255,075	$10,148,868
Income taxes, net	$5,679,971	$2,542,473

10.  Recently Issued Accounting Guidance

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for the Company’s fiscal year beginning March 4, 2007, with earlier adoption permitted.  The Company is currently evaluating the impact of this interpretation on the Company’s consolidated financial statements.

11.  Transactions with Related Parties

At September 2, 2006, there were no significant changes in related party transactions from those described at March 4, 2006 in the Company’s Form 10-K.

12.  Legal Proceedings

Environmental.   On August 19, 2003, as a result of complaints from neighboring businesses, the Company received a Notice of Violation (“NOV”) from the Hamilton County Department of Environmental Services (“HCDOES”) relating to operations at its Cincinnati, Ohio plant facility. The NOV alleged that the Company violated its permits by exceeding the visual emission (“VE”) specification of 20% opacity. The Company received additional NOV’s for opacity violations on October 22, 2003 and November 26, 2003, all of which were the result of complaints from neighboring businesses.

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

On March 20, 2006, HCDOES sent a notice of violation to the Company alleging that the company violated its permit limits for particulate matter ("PM") and reserved the right to pursue an enforcement action and a civil penalty in the future. On July 7, 2006, HCDOES sent another notice of violation to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future. Depending on HCDOES' interpretation of the data, HCDOES may allege additional violations of emission limits and other regulatory requirements. In August 2006, the Company entered into a commitment to purchase approximately $266,000 in control equipment, which is expected to be installed in early calendar year 2007. In addition, the Company expects to order additional equipment totaling approximately $1,750,000 before the end of the first quarter of fiscal 2008 to comply with relevant laws. Furthermore, in August, 2006 HCDOES requested that the Company submit a determination as to whether or not it was subject to Title V or major new source permitting requirements. The Company responded to HCDOES' request in September 2006, concluding that the Company was not subject to Title V or major new source permitting requirements based on the Company's interpretation of such regulations. The Company is cooperating with the authorities in all aspects of these matters. In addition, the Company consulted with its outside legal counsel to assist them in resolving these matters and estimate the potential fines and penalties that may be assessed in the future.

Labor.   In June 2006, the Department of Homeland Security (“DHS”) announced that it would regard a large number of employee Social Security Number mismatches as a sign of an “egregious violator” of the laws against hiring and employing illegal aliens. The Immigration & Customs Enforcement (“ICE”), which is part of DHS, proposed a safe harbor for dealing with Social Security mismatch letters. An employer that receives a mismatch letter has 14 days to check its records for clerical errors and verify the resolution with the Social Security Administration. If the error was not made by the employer, the employer must instruct the employee to resolve the discrepancy in 60 days. If the employee does not correct the mismatch within such 60 days, the employer has 3 days to complete certain required documentation or terminate the employee. Any employer complying with the safe harbor will not be deemed to have “constructive knowledge” of the fact that the employee is an unauthorized worker, and therefore, such employer will not be in violation of the laws regulating the hiring and employment of illegal aliens. A knowing violation of such laws constitutes a felony. The DHS offers a voluntary Basic Pilot Employment Verification Program (the “Pilot Program”), which includes an internet-based system to assist employers in determining the eligibility of new hires and verifying their Social Security numbers.

The Company’s Claremont, North Carolina facility received 209 mismatch letters from the Social Security Administration during March of 2006 and is currently in the process of resolving each letter. The Company has required each of these employees to provide documentation that they are authorized to work in the United States. If such employees are unable to do so in the allowable time, they will be terminated. The Company believes such action is consistent with the DHS regulations. Since March 2006, all new employees in the Company’s Claremont facility have been subject to the Pilot Program and since July 27, 2006, a total of 345 employees have been hired to work in such facility, of which only 200 of such employees remain with the Company following compliance with the Pilot Program. Management believes that with the Company’s use of the Pilot Program in all of its existing facilities, the Company is compliant with laws and regulations regarding Social Security mismatches.

General.   The Company continuously evaluates contingencies based upon the best available information. The Company believes it has recorded appropriate liabilities to the extent necessary in cases where the outcome of such liabilities is considered probable and reasonably estimable, and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management’s estimates, future earnings will be charged or credited accordingly.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations for second quarter fiscal 2007 compared to second quarter fiscal 2006 and fiscal 2007 compared to fiscal 2006.  The thirteen week periods ended September 2, 2006 and September 3, 2005 are referred to as “second quarter fiscal 2007” and “second quarter fiscal 2006”, respectively. The twenty-six week periods ended September 2, 2006 and September 3, 2005 are referred to as “fiscal 2007” and “fiscal 2006”, respectively.  This section should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and considered with “Risk Factors” discussed in Item 1A—“Quantitative and Qualitative Disclosures About Market Risk” discussed in Item 7 of the Company’s Annual Report on Form 10-K and for the fiscal year ended March 4, 2006 filed with the SEC on June 2, 2006 and “Cautionary Statements Regarding Forward Looking Information,” which precedes Item 3 of Part I of this Report.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.

Results of Operations

Second Quarter Fiscal 2007 Compared to Second Quarter Fiscal 2006

Revenues, net.   Net revenues decreased by $0.3 million in second quarter fiscal 2007 compared to second quarter fiscal 2006, or 0.3%.  This decrease was primarily due to (1) increased net revenues as a result of increased sales volume and mix (approximately $1.6 million) due to increase in sales volume in most of the Company’s end-market segments, offset by decreased sales volume to two large National Accounts restaurant chain customers (approximately $7.1 million), primarily the  result of promotional activity that did not include Pierre’s products; this net increase is primarily offset by (2) decreased sales prices as a result of declining commodity protein pricing attributable to market-related pricing contracts with two large National Accounts restaurant chain customers (approximately $2.1 million).

Cost of goods sold.   Cost of goods sold decreased by $5.1 million in second quarter fiscal 2007 compared to second quarter fiscal 2006, or 7.0%.  This decrease was primarily due to (1) decreased raw material protein costs (approximately $6.3 million); (2) decreased costs as a result of decreased sales volumes and a change in mix to lower cost products (approximately $0.6 million); offset by (3) increased overhead costs (approximately $1.8 million) primarily related to increased expenses for utilities, insurance, maintenance repairs, and costs associated with labor.

As a percentage of revenues, cost of goods sold decreased from 74.4% to 69.4%, a decrease of 5.0%.  This decrease was primarily due to (1) the net impact of decreased prices paid for raw material proteins and formulation mix (approximately 5.0%); (2) decreased costs as a result of a change in mix to lower cost products (approximately 1.9%); offset by (3) increased overhead costs primarily related to increased utilities, insurance and maintenance repairs (approximately 1.9%).

The primary materials used in the Company’s food processing operations include boneless beef, pork, chicken, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has contracts with formulaic pricing that require the Company to immediately pass along commodity price variances.  During second quarter fiscal 2007, net raw material protein prices decreased approximately $5.3 million, including a $2.7 million decrease related to these formulaic contracts and decreases of approximately $2.6 million related to other non-contracted sales.

Approximately 33.3% of total sales for second quarter fiscal 2007 were protected from commodity exposure, of which 28.9% were attributable to market-related pricing contracts, while the other 4.4% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For second quarter fiscal 2006, approximately 40.9% of total sales were protected from commodity exposure, of which 36.2% were attributable to market-related pricing contracts, while the other 4.7% were related to the USDA Commodity Reprocessing Program.

The following table represents the (increases) decreases in the weighted average prices the Company paid for beef, pork, chicken, and cheese during second quarter fiscal 2007 compared to second quarter fiscal 2006 excluding formulation mix and contracts with formulaic pricing.

% (Increase)/Decrease in
Second Quarter Fiscal 2007
Compared to
Second Quarter Fiscal 2006
Beef	3.5%
Pork	(4.5%)
Chicken	21.0%
Cheese	14.7%
Aggregate	7.4%

Selling, general, and administrative.   Selling, general, and administrative expenses increased by $1.4 million in second quarter fiscal 2007 compared to second quarter fiscal 2006, or 8.7%.  This increase was primarily due to (1) increased storage expense (approximately $0.5 million) as a result of increased inventories built to maintain customer service levels for customer requirements and product line expansion, in addition to increased storage rates paid by the Company; (2) increased freight (approximately $0.7 million) due to higher fuel surcharges and a change in sales mix to delivered customers versus customers who pick up at the Company’s facilities; and (3) increased selling expenses (approximately $0.7 million) incurred primarily as a result of increased demonstration expenses related to growth in the Warehouse Club selling channel and a shift in sales mix to customers with higher burden rates for sales and marketing expenses; offset by (4) decreased administrative expense (approximately $0.5 million), primarily as a result of an unemployment tax refund received as a result of an adjustment to the Company’s experience rates.  As a percentage of revenues, selling, general, and administrative expenses increased from 16.3% to 17.8%.

Depreciation and amortization.   Depreciation and amortization expense decreased by $0.7 million in second quarter fiscal 2007 compared to second quarter fiscal 2006.  This is due to decreased amortization expense (approximately $0.8 million), primarily due to the accelerated amortization method used for certain intangible assets, offset by an increase in depreciation expense (approximately $0.1 million).

Interest expense and other income, net.   Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt and interest on the revolving loan, both of which were entered into in connection with the Acquisition of Pierre.  Interest expense and other income, net increased by $0.1 million, or 2.0%.  This increase is primarily due to increased floating interest rates related to the Company’s variable-rate interest and increased borrowings under the Company’s revolving credit facility, offset by decreased average outstanding borrowings under the term loan due to partial repayments through the date of the Acquisition of Clovervale.

Income taxes.   The effective tax rate for second quarter fiscal 2007 was 45.5% compared to 59.4% for second quarter fiscal 2006.  The change in the effective tax rate is primarily due to (1) the impact of the Section 199 adjustment (the “Domestic Manufacturing Deduction”) in the current year; (2) the phase-out of Ohio franchise tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”); and (3) the Company’s increased profitability and expected pre-tax income in the current year relative to the impact of permanent differences.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Revenues, net.   Net revenues decreased by $2.2 million in fiscal 2007 compared to fiscal 2006, or 1.1%.  This decrease was primarily due to (1) increased net revenues as a result of increased sales volume and mix (approximately $2.1 million) due to an increase in sales volume in most of the Company’s end-market segments, offset by decreased sales volume to two large National Accounts restaurant chain customers (approximately $11.5 million), primarily the result of promotional activity that did not include Pierre’s products; this net increase is primarily offset by (2) decreased sales prices as a result of declining commodity protein pricing attributable to market-related pricing contracts with two large National Accounts restaurant chain customers (approximately $4.3 million);

Cost of goods sold.   Cost of goods sold decreased by $9.4 million in fiscal 2007 compared to fiscal 2006, or 6.2%.  This decrease was primarily due to (1) decreased raw material protein costs (approximately $10.6 million); (2) decreased costs as a result of decreased sales volumes and a change in mix to lower cost products (approximately $2.8 million); offset by (3) increased overhead costs (approximately $4.3 million) primarily related to increased expenses for utilities, insurance, maintenance repairs, and costs associated with labor.

As a percentage of revenues, cost of goods sold decreased from 73.5% to 69.7%, a decrease of 3.8%.  This decrease was primarily due to (1) the net impact of decreased prices paid for raw material proteins and formulation mix (approximately 3.8%); (2) decreased costs as a result of a change in mix to lower cost products (approximately 2.1%); offset by (3) increased overhead costs primarily related to increased utilities, insurance, maintenance repairs and costs associated with labor (approximately 2.1%).

During fiscal 2007, net raw material protein prices decreased approximately $9.7 million, including a $5.3 million decrease related to these formulaic contracts and decreases of approximately $4.4 million related to other non-contracted sales.

Approximately 34.9% of total sales for fiscal 2007 were protected from commodity exposure, of which 30.4% were attributable to market-related pricing contracts, while the other 4.5% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For fiscal 2006, approximately 42.6% of total sales were protected from commodity exposure, of which 38.2% were attributable to market-related pricing contracts, while the other 4.4% were related to the USDA Commodity Reprocessing Program.

The following table represents the decreases in the weighted average prices the Company paid for beef, pork, chicken, and cheese during fiscal 2007 compared to fiscal 2006 excluding formulation mix and contracts with formulaic pricing.

% Decrease in
Fiscal 2007
Compared to
Fiscal 2006
Beef	8.1%
Pork	8.4%
Chicken	21.3%
Cheese	15.9%
Aggregate	12.2%

Selling, general, and administrative.  Selling, general, and administrative expenses increased by $2.7 million in fiscal 2007 compared to fiscal 2006, or 8.2%.  This increase was primarily due to (1) increased storage expense (approximately $1.0 million) as a result of increased inventories built to maintain customer service levels for customer requirements and product line expansion, in addition to increased storage rates paid by the Company; (2) increased freight (approximately $1.2 million) due to higher fuel surcharges and a change in sales mix to delivered customers versus customers who pick up at the Company’s facilities; and (3) increased selling expenses (approximately $1.1 million) incurred primarily as a result of increased demonstration expenses related to growth in the Warehouse Club selling channel and a shift in sales mix to customers with higher burden rates for sales and marketing expenses; offset by (4) decreased administrative expense (approximately $0.6 million), primarily as a result of an unemployment tax refund received as a result of an adjustment to the Company’s experience rates, and a decrease in incentive compensation, offset by an increase in professional services.  As a percentage of revenues, selling, general, and administrative expenses increased from 16.0% to 17.6%.

Depreciation and amortization.  Depreciation and amortization expense decreased by $1.8 million in fiscal 2007 compared to fiscal 2006.  This is due to decreased amortization expense (approximately $1.6 million), primarily due to the accelerated amortization method used for certain intangible assets, and a decrease in depreciation expense (approximately $0.2 million).

Interest expense and other income, net.  Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt and interest on the revolving loan, both of which were entered into in connection with the Acquisition of Pierre.  Interest expense and other income, net increased by $0.2 million, or 1.4%.  This increase is primarily due to increased floating interest rates related to the Company’s variable-rate interest and increased borrowings under the Company’s revolving credit facility, offset by decreased average outstanding borrowings under the term loan due to partial repayments through the date of the Acquisition of Clovervale.

Income taxes.   The effective tax rate for fiscal 2007 was 35.8% compared to 55.1% for fiscal 2006.  The change in the effective tax rate is primarily due to (1) the impact of the Section 199 adjustment (the “Domestic Manufacturing Deduction”) in the current year; (2) the phase-out of Ohio franchise tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”); and (3) the Company’s increased profitability and expected pre-tax income in the current year relative to the impact of permanent differences.

Liquidity and Capital Resources

The following table summarizes the Company’s net cash provided by (used in) operating, investing, and financing activities for the twenty-six weeks ended September 2, 2006 and September 3, 2005, respectively.

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	September 2, 2006	September 3, 2005
Net cash provided by (used in):
Operating activities	$3,100,406	$6,982,826
Investing activities	$(25,808,972)	$(3,984,650)
Financing activities	$20,403,394	$(2,998,176)

Net cash provided by operating activities for fiscal 2007 was $3.1 million compared to net cash provided by operating activities of $7.0 million for fiscal 2006.  The decrease in net cash provided by operating activities was primarily due to (1) an increase in inventories (approximately $8.8 million) in fiscal 2007 compared with less of an increase in the prior year comparable period (approximately $4.3 million); (2) a change in deferred income taxes (approximately $6.9 million) in fiscal 2007 compared to a change (approximately $0.8 million) in fiscal 2006; and (3) a decrease in depreciation and amortization expense (approximately $1.8 million) in fiscal 2007 compared with fiscal 2006, primarily due to the accelerated amortization methods used for certain intangible assets; offset by (4) an increase in accounts payable and other accrued liabilities (approximately $1.6 million) during fiscal 2007 compared to less of an increase (approximately $0.5 million) in the prior year comparable period; (5) a decrease in refundable income taxes, prepaid expense and other current assets (approximately $1.9 million) during fiscal 2007 compared to an increase in the prior year comparable period (approximately $0.4 million); (6) an increase in other long-term liabilities (approximately $0.4 million) in fiscal 2007 compared with a decrease  (approximately $1.0 million) in fiscal 2006;  and (7) an increase in accounts receivable (approximately $0.4 million) during fiscal 2007 compared to an increase in the prior year comparable period (approximately $0.9 million).  The decrease in net cash provided by operating activities was partially offset by the Company’s increased profitability during fiscal 2007 compared to fiscal 2006.

The primary components of net cash provided by operating activities for fiscal 2007 were (1) depreciation and amortization of intangible assets (approximately $13.7 million), of which $3.6 million relates to depreciation of fixed assets and $10.1 million relates to amortization of intangible assets recorded in conjunction with the Acquisition of Pierre and the Acquisition of Clovervale; (2) an increase in trade accounts payable and other accrued liabilities (approximately $1.6 million); (3) a decrease in refundable income taxes, prepaid expenses, and other current assets (approximately $1.9 million) due to the reduction in refundable income taxes resulting from the tax provision recorded based on the income in fiscal 2007 and due to the reduction in prepaid expenses, primarily prepaid insurance premiums; (4) amortization of deferred loan fees (approximately $0.8 million); and (5) an increase in other long-term liabilities (approximately $0.4 million) as a result of the deferred compensation plan; offset by (6) an increase in inventories (approximately $8.8 million) due to an inventory build to maintain customer service levels for customer requirements and product line expansion; (7) a change in deferred income taxes (approximately $6.9 million) as a result of the tax provision recorded due to the income in fiscal 2007; and (8) an increase in receivables (approximately $0.4 million), primarily as a result of  our summer seasonality within our School selling channel.

Net cash used in investing activities for fiscal 2007 was $25.8 million compared to $4.0 million for fiscal 2006.  Net cash used in investing activities during fiscal 2007 consists of the net cash used in conjunction with the Acquisition of Clovervale (approximately $21.8 million), in addition to capital expenditures (approximately $4.0 million), which consisted of various plant improvements and routine capital expenditures.  Net cash used in investing activities during fiscal 2006 consists of capital expenditures for various plant improvements and routine capital expenditures.

Net cash provided by financing activities for fiscal 2007 was $20.4 million compared to net cash used in financing activities for fiscal 2006 of $3.0 million.  Net cash provided by financing activities for fiscal 2007 was due primarily to: (1) increased term loan borrowings provided by Amendment No. 2 (totaling $24.0 million) for the Acquisition of Clovervale and (2) net borrowings under the Company’s revolving credit facility  (approximately $11.0 million); offset by (3) principal payments on long-term debt  (approximately $12.2 million); (4)  repayment of debt  (approximately $1.6 million) acquired in conjunction with the Acquisition of Clovervale; and (5) loan origination fees (approximately $0.7 million as a result of Amendment No. 1 and Amendment No. 2 to the Credit Agreement (as discussed in Note 5, “Long-Term Debt” to the Condensed Consolidated Financial Statements).

Effective June 30, 2004, the Company obtained a $190 million credit facility, which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the revolving credit facility and the term loan at September 2, 2006 were 9.75% (prime of 8.25% plus 1.50%) and 9.25% (prime of 8.25% plus 1.00%), respectively.  Actual interest rates are lowered by the use of LIBOR tranches as appropriate.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 5, 2010.  The Company has made all scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As previously discussed in Note 2, “Acquisition of Clovervale” to the Condensed Consolidated Financial Statements, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to the term loan by $24.0 million in order to finance the Acquisition of Clovervale.  The outstanding balance of $131.0 million as of September 2, 2006 is due on June 5, 2010.

On April 3, 2006, the Company entered into Amendment No. 1 to its credit facility (“Amendment No. 1”).  Amendment No. 1 provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan.  The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable Prime Rate and ½ of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%.  A copy of Amendment No. 1 is included as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on April 7, 2006.

On August 21, 2006, the Company entered into Amendment No. 2 to its credit facility (“Amendment No. 2”).  The Amendment No. 2 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $24.0 million.  A copy of Amendment No. 2 is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2006.

Also effective June 30, 2004, in conjunction with the Acquisition of Pierre, the Company issued 9.875% senior notes, with interest payable on January 15 and July 15 of each year (the “Notes”).  The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

As of September 2, 2006, the Company had cash and cash equivalents on hand of $0.2 million, outstanding borrowings under its revolving credit facility of $11.0 million, outstanding letters of credit of approximately $2.3 million, and borrowing availability of approximately $26.7 million.  Also as of September 2, 2006, the Company had borrowings under its term loan of $131.0 million and $125.0 million of Notes outstanding.  As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility, outstanding letters of credit of approximately $5.6 million, and borrowing availability of approximately $34.4 million under its revolving credit facility.  Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of September 2, 2006, the Company is in compliance with all financial covenants.

The Company has budgeted approximately $9.4 million for capital expenditures for the remainder of fiscal 2007.  These expenditures include a provision for capacity expansion, system upgrades, and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.  As described in Note 12, “Legal Proceedings,” to the Condensed

Consolidated Financial Statements, the Company has entered into commitments for approximately of $266,000 in control equipment and expects to commit to approximately $1,750,000 of additional control equipment prior to the end of the Company’s first quarter fiscal 2008.

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

The Company provided a letter of credit in the amount of $2.2 million and $5.5 million as of September 2, 2006 and March 4, 2006, respectively, to its insurance carrier for the underwriting of certain performance bonds.  The current letter of credit outstanding expires in fiscal 2008.  The Company also provides a secured letter of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims.  The letter of credit for these claims totaled $110,000 as of September 2, 2006 and March 4, 2006.  In addition, if required by a supplier, the Company provides secured letters of credit to such suppliers.  The Company had no letters of credit for suppliers as of September 2, 2006 or March 4, 2006.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.  See Note 12 — “Legal Proceedings,” to the Condensed Consolidated Financial Statements for further discussion of proceedings as of September 2, 2006.

The following tables summarize our commitments and contractual obligations by fiscal year as of September 2, 2006.

	Commitments by Fiscal Year
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Letters of credit	$2,302,100	$2,302,100	$—	$—	$—
Purchase commitments for capital projects	747,353	747,353	—	—	—
Purchase commitments for raw materials	344,690	344,690	—	—	—
Purchase commitments for natural gas	1,657,326	1,626,991	30,335	—	—
Purchase commitments for miscellaneous	296,000	296,000	—	—	—
Total	$5,347,469	$5,317,134	$30,335	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt	$266,957,000	$—	$141,957,000	$125,000,000	$—
Capital lease obligations*	747,353	211,850	340,608	194,895	—
Operating lease obligations	3,185,935	2,380,309	655,220	150,406	—
Interest on fixed-rate debt**	62,228,557	12,596,783	24,944,274	24,687,500	—
Interest on variable-rate debt**	29,802,500	9,934,167	19,868,333	—	—
Total	$362,921,345	$25,123,109	$187,765,435	$150,032,801	$—

*                    Capital lease obligations include interest component related to leases.

**             Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of September 2, 2006 assuming that the outstanding balances remain unchanged until maturity.

In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company is required pay to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits shall be paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

The Company initially recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  As of September 2, 2006, based on the federal income tax return filed November 15, 2005 (for the tax year ended February 26, 2005), the Company has utilized $8.6 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  During the fiscal year ended March 4, 2006, the Company submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account for a total of $3.6 million and directly to the selling shareholders for a total of $1.4 million.  As of September 2,

2006, the Company has a net long-term liability to the selling shareholders totaling $5.3 million.  Although this amount is excluded from the table above, the Company expects to utilize the remaining Deal Related NOLs and make payment to the selling shareholders pursuant to the tax sharing and indemnification agreement subsequent to the filing of its tax return in November 2006.

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

Cash and cash equivalents.   For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable.   As of September 2, 2006, the Company had cash on hand of $1.2 million, which was offset by outstanding checks of $5.6 million, resulting in a net reclassification of $4.6 million to accounts payable and a remaining cash balance of $0.2 million.  The remaining cash balance represents cash in other financial institutions other than the Company’s bank primarily responsible for its cash management.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of September 2, 2006, the Company had no cash equivalents.

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

Goodwill and Other Intangible Assets.   In conjunction with the Acquisition of Pierre, the Company engaged an independent party to perform valuations for financial reporting purposes of the Company’s goodwill and other intangible assets.  Assets identified through this valuation process included goodwill, formulas, customer relationships, licensing agreements, and certain trade names and trademarks.

In addition, in conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed similar valuations on the Clovervale goodwill and other intangibles for financial reporting purposes.  Assets identified through this valuation process included goodwill, customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill, amortizable intangible assets, and indefinite-lived intangible assets represent the assets recorded as a result of the preliminary valuations performed in conjunction with the Acquisition of Clovervale.

In accordance with SFAS No. 142 (“SFAS 142”) —“Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of March 4, 2006, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review.  There were no impairment charges as a result of this review.

The Company’s amortizable intangible assets are amortized using both straight-line and accelerated amortization methods that match the expected benefit derived from the assets.  The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated useful lives of the assets.

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

Concentration of Credit Risk and Significant Customers.   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers.  Sales to the Company’s largest customer were approximately 16% and 24% of net revenues for second quarter fiscal 2007 and second quarter fiscal 2006, respectively.  Sales to the Company’s largest customer were approximately 18% and 24% of net revenues for fiscal 2007 and fiscal 2006, respectively.  Accounts receivable at September 2, 2006 and March 4, 2006 included receivables from the Company’s largest customer totaling $2.8 million and $2.7 million, respectively.

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

New Accounting Pronouncements.   In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Company’s fiscal year beginning March 4, 2007, with earlier adoption permitted. The Company is currently evaluating the impact of this interpretation on the Company’s consolidated financial statements.

Seasonality

Except for sales to school districts, which represent approximately 20% of the Company’s total sales annually and which decline significantly during summer, late November and December, there is no significant seasonal variation in the Company’s sales.

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

•                  acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses;

•                  integration of the Clovervale business;

•                  dependence on co-packers, some of whom may be competitors or sole-source suppliers;

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

•                  adverse change to, or efficient utilization or successful rationalization of, the Company’s Cincinnati, Ohio, Claremont, North Carolina, Easley, South Carolina or Amherst, Ohio facilities;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the Company’s Annual Report on Form 10-K, the Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices.  Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at September 2, 2006 or March 4, 2006.  Certain of the Company’s outstanding nonderivative financial instruments at September 2, 2006 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.  During second quarter fiscal 2007, the average price the Company paid for beef, pork, chicken, and cheese (increased)/decreased approximately 3.5%, (4.5%), 21.0% and 14.7%, respectively, compared to the prices paid during the fourth quarter of the fiscal year ended March 4, 2006.  During fiscal 2007, the average price the Company paid for beef, pork, chicken, and cheese decreased approximately 8.1%, 8.4%, 21.3% and 15.9%, respectively, compared to the prices paid during the fourth quarter of the fiscal year ended March 4, 2006.  The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers.  There was no significant change in market risk during fiscal 2007.

The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and with maturities that management considers appropriate.  The risks associated with long-term debt at September 2, 2006 have not changed materially since March 4, 2006.  Of the long-term debt outstanding at September 2, 2006, the $125.0 million of Notes accrue interest at a fixed interest rate, while the $131.0 million outstanding borrowings under the term loan facility and the $11.0 million of outstanding borrowings under the revolving credit facility accrue interest at variable interest rates.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during second quarter fiscal 2007 and fiscal 2007 would have decreased net income for that period by approximately $140,000 and $210,000 respectively.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this Report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the Company’s President and Chief Executive Officer and Principal Financial Officer have concluded that as of September 2, 2006, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

Changes in Internal Controls.   There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 2, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of Sarbanes-Oxley Act of 2002.   On August 9, 2006, the SEC issued a proposed rule (Release No. 33-8731) to grant relief to non-accelerated filers by further extending the date of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).  Pursuant to the proposed rule, the Company will be required to comply with the Act in two phases.  The first phase is effective for the Company’s fiscal year ending March 1, 2008 and requires the Company to issue a management report on internal control over financial reporting.  The second phase requires the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending February 28, 2009.

The Company is currently undergoing an effort to comply with the Act. This effort includes documenting, evaluating the design and testing the effectiveness of the Company’s internal controls. During this process, Pierre may make improvements to the design and operation of its internal controls, including but not limited to, further formalization of policies and procedures.  Although the Company believes that its efforts will enable the Company to provide the required management report on internal controls and its independent auditors to provide the required attestation based on the required dates above, Pierre can give no assurance that these efforts will be successfully completed in a timely manner.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental.   On August 19, 2003, as a result of complaints from neighboring businesses, the Company received a Notice of Violation (“NOV”) from the Hamilton County Department of Environmental Services (“HCDOES”) relating to operations at its Cincinnati, Ohio plant facility. The NOV alleged that the Company violated its permits by exceeding the visual emission (“VE”) specification of 20% opacity. The Company received additional NOV’s for opacity violations on October 22, 2003 and November 26, 2003, all of which were the result of complaints from neighboring businesses.

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

On March 20, 2006, HCDOES sent a notice of violation to the Company alleging that the company violated its permit limits for particulate matter ("PM") and reserved the right to pursue an enforcement action and a civil penalty in the future. On July 7, 2006, HCDOES sent another notice of violation to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future. Depending on HCDOES' interpretation of the data, HCDOES may allege additional violations of emission limits and other regulatory requirements. In August 2006, the Company entered into a commitment to purchase approximately $266,000 in control equipment, which is expected to be installed in early calendar year 2007. In addition, the Company expects to order additional equipment totaling approximately $1,750,000 before the end of the first quarter of fiscal 2008 to comply with relevant laws. Furthermore, in August, 2006 HCDOES requested that the Company submit a determination as to whether or not it was subject to Title V or major new source permitting requirements. The Company responded to HCDOES' request in September 2006, concluding that the Company was not subject to Title V or major new source permitting requirements based on the Company's interpretation of such regulations. The Company is cooperating with the authorities in all aspects of these matters. In addition, the Company consulted with its outside legal counsel to assist them in resolving these matters and estimate the potential fines and penalties that may be assessed in the future.

Labor.   In June 2006, the Department of Homeland Security (“DHS”) announced that it would regard a large number of employee Social Security Number mismatches as a sign of an “egregious violator” of the laws against hiring and employing illegal aliens. The Immigration & Customs Enforcement (“ICE”), which is part of DHS, proposed a safe harbor for dealing with Social Security mismatch letters. An employer that receives a mismatch letter has 14 days to check its records for clerical errors and verify the resolution with the Social Security Administration. If the error was not made by the employer, the employer must instruct the employee to resolve the discrepancy in 60 days. If the employee does not correct the mismatch within such 60 days, the employer has 3 days to complete certain required documentation or terminate the employee. Any employer complying with the safe harbor will not be deemed to have “constructive knowledge” of the fact that the employee is an unauthorized worker, and therefore, such employer will not be in violation of the laws regulating the hiring and employment of illegal aliens. A knowing violation of such laws constitutes a felony. The DHS offers a voluntary Basic Pilot Employment Verification Program (the “Pilot Program”), which includes an internet-based system to assist employers in determining the eligibility of new hires and verifying their Social Security numbers.

The Company’s Claremont, North Carolina facility received 209 mismatch letters from the Social Security Administration during March of 2006 and is currently in the process of resolving each letter. The Company has required each of these employees to provide documentation that they are authorized to work in the United States. If such employees are unable to do so in the allowable time, they will be terminated. The Company believes such action is consistent with the DHS regulations. Since March 2006, all new employees in the Company’s Claremont facility have been subject to the Pilot Program and since July 27, 2006, a total of 345 employees have been hired to work in such facility, of which only 200 of such employees remain with the Company following compliance with the Pilot Program. Management believes that with the Company’s use of the Pilot Program in all of its existing facilities, the Company is compliant with laws and regulations regarding Social Security mismatches.

General.   The Company continuously evaluates contingencies based upon the best available information. The Company believes it has recorded appropriate liabilities to the extent necessary in cases where the outcome of such liabilities is considered probable and reasonably estimable, and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management’s estimates, future earnings will be charged or credited accordingly.

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

ITEM 1A.  RISK FACTORS

At September 2, 2006, there were no material changes in risk factors from those described at March 4, 2006 in the Company’s Annual Report on Form 10-K.

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
Dated: October 17, 2006

/s/ Joseph W. Meyers
By: Joseph W. Meyers
Vice President, Finance
Dated: October 17, 2006