Form 10-Q
period 2006-12-02
PIERRE FOODS INC
filed 2007-01-16
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 16, 2007
Class A Common Stock	100,000

PIERRE FOODS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 2, 2006	March 4, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85,243	$2,540,722
Accounts receivable, net	33,591,424	29,590,488
Inventories	58,768,697	45,686,342
Refundable income taxes	—	1,650,812
Deferred income taxes	1,982,748	3,976,012
Prepaid expenses and other current assets	3,743,168	3,165,310

Total current assets	98,171,280	86,609,686

PROPERTY, PLANT, AND EQUIPMENT, NET	69,464,157	56,206,497

OTHER ASSETS:
Other intangibles, net	122,286,254	134,844,032
Goodwill	196,031,650	186,535,050
Deferred loan origination fees, net	6,854,201	7,331,561
Other	1,566,465	897,845

Total other assets	326,738,570	329,608,488

Total Assets	$494,374,007	$472,424,671

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$203,851	$229,172
Trade accounts payable	14,389,938	11,897,576
Accrued interest	4,845,466	1,780,618
Accrued payroll and payroll taxes	5,725,156	5,014,821
Accrued promotions	3,163,665	3,258,650
Accrued taxes (other than income and payroll)	932,369	796,531
Current portion of obligation to selling shareholders	3,918,948	—
Other accrued liabilities	2,329,659	1,635,052

Total current liabilities	35,509,052	24,612,420

LONG-TERM DEBT, less current installments	259,658,895	244,764,487

DEFERRED INCOME TAXES	44,064,261	48,821,259

OTHER LONG-TERM LIABILITIES	3,542,242	6,168,649

Total Liabilities	342,774,450	324,366,815

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at December 2, 2006 and March 4, 2006	150,195,651	150,225,541
Retained earnings (deficit)	1,403,906	(2,167,685)

Total shareholder’s equity	151,599,557	148,057,856

Total Liabilities and Shareholder’s Equity	$494,374,007	$472,424,671

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	December 2, 2006	December 3, 2005

REVENUES, NET	$127,137,507	$115,452,651

COSTS AND EXPENSES:
Cost of goods sold	87,874,486	81,100,838
Selling, general, and administrative expenses (includes related party transactions totaling $57,006 and $35,333 for the thirteen weeks ended December 2, 2006 and December 3, 2005, respectively)	21,820,429	17,011,852
Depreciation and amortization	7,281,289	7,545,947
Loss on disposition of property, plant, and equipment, net	—	6,388

Total costs and expenses	116,976,204	105,665,025

OPERATING INCOME	10,161,303	9,787,626

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(6,189,779)	(5,688,999)
Other income	1,186	58,607

Interest expense and other income, net	(6,188,593)	(5,630,392)

INCOME BEFORE INCOME TAX PROVISION	3,972,710	4,157,234

INCOME TAX PROVISION	(1,211,167)	(1,606,989)

NET INCOME	$2,761,543	$2,550,245

NET INCOME PER COMMON SHARE — BASIC AND DILUTED	$27.62	$25.50

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	December 2, 2006	December 3, 2005

REVENUES, NET	$331,805,601	$322,367,502

COSTS AND EXPENSES:
Cost of goods sold	230,612,991	233,232,529
Selling, general, and administrative expenses (includes related party transactions totaling $167,710 and $103,267 for the thirty-nine weeks ended December 2, 2006 and December 3, 2005, respectively)	57,739,823	50,215,157
Depreciation and amortization	20,955,152	23,032,555
Loss on disposition of property, plant, and equipment, net	5,301	6,388

Total costs and expenses	309,313,267	306,486,629

OPERATING INCOME	22,492,334	15,880,873

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(17,294,347)	(16,640,118)
Other income	37,144	93,281

Interest expense and other income, net	(17,257,203)	(16,546,837)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	5,235,131	(665,964)

INCOME TAX (PROVISION) BENEFIT	(1,663,540)	1,049,390

NET INCOME	$3,571,591	$383,426

NET INCOME PER COMMON SHARE — BASIC AND DILUTED	$35.72	$3.83

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholder’s Equity

For the Thirty-Nine Weeks Ended December 2, 2006

(Unaudited)

	Common		Total
	Stock	Retained	Shareholder’s
	Class A	Earnings/ (Deficit)	Equity

BALANCE AT MARCH 4, 2006	$150,225,541	$(2,167,685)	$148,057,856

Net income	—	3,571,591	3,571,591
Expenses paid on behalf of parent	(29,890)	—	(29,890)

BALANCE AT DECEMBER 2, 2006	$150,195,651	$1,403,906	$151,599,557

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	December 2, 2006	December 3, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,571,591	$383,426

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,955,152	23,032,555
Amortization of deferred loan origination fees	1,158,973	1,108,040
Change in deferred taxes	(5,681,742)	(791,670)
Loss on disposition of plant, property, and equipment	5,301	6,388
Changes in operating assets and liabilities-net of acquired assets and liabilities:
Receivables	(2,266,529)	915,846
Inventories	(9,728,630)	(1,166,280)
Refundable income taxes, prepaid expenses, and other current assets	1,179,229	2,313,411
Trade accounts payable and other accrued liabilities	8,477,091	2,823,720
Other long-term liabilities	(3,955,495)	(917,898)
Other assets	(650,995)	—
Total adjustments	9,492,355	27,324,112
Net cash provided by operating activities	13,063,946	27,707,538

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in the Acquisition of Clovervale	(21,815,835)	—
Capital expenditures	(6,221,810)	(4,749,684)
Net cash used in investing activities	(28,037,645)	(4,749,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of revolving credit agreement	3,169,000	(790,000)
Additional borrowings under term loan	24,000,000	—
Repayment of debt acquired in the Acquisition of Clovervale	(1,612,378)	—
Principal payments on long-term debt	(12,299,911)	(12,732,209)
Loan origination fees	(708,601)	(59,843)
Return of capital to parent	(29,890)	(93,429)

Net cash provided by (used in) financing activities	12,518,220	(13,675,481)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,455,479)	9,282,373

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,540,722	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,243	$9,282,373

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                 Basis of Presentation

Pierre Foods, Inc. and its subsidiaries (the “Company” or “Pierre”) manufactures, markets, and distributes high-quality, differentiated processed food solutions, focusing on formed, pre-cooked protein products and hand-held convenience sandwiches.  The Company’s products include beef, pork, poultry, cheese, and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products.  Pierre markets its pre-cooked protein products to a broad array of customers that includes restaurant chains, schools, and other foodservice providers.

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

Included in this report are interim unaudited Condensed Consolidated Financial Statements that contain all adjustments necessary to present fairly the financial position as of December 2, 2006, the results of operations for the thirteen and thirty-nine week periods ended December 2, 2006 and December 3, 2005, the cash flows of the Company for the thirty-nine weeks ended December 2, 2006 and December 3, 2005, and the statement of shareholder’s equity for the thirty-nine week period ended December 2, 2006.  The thirteen week periods ended December 2, 2006 and December 3, 2005 are referred to as “third quarter fiscal 2007” and “third quarter fiscal 2006”, respectively.  The thirty-nine week periods ended December 2, 2006 and December 3, 2005 are referred to as “fiscal 2007” and “fiscal 2006”, respectively.

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

2.                 Acquisition of Clovervale

On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”).  The acquisition of Clovervale is referred to herein as the “Acquisition of Clovervale”.  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing.  After repayment of indebtedness and other post-closing adjustments, the net purchase price was $21.8 million and is subject to a post-closing working capital adjustment.  Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).   See Note 5, “Long-Term Debt” for further discussion.  Pierre’s investment in Clovervale was based on the expectation that such an investment would increase Pierre’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Clovervale was a privately held company and currently employs approximately 96 employees.  Clovervale has operations in Amherst, Ohio and Easley, South Carolina and manufactures and sells a variety of food items including individually proportioned entrees, vegetables, sandwiches, fruits, cobblers, peanut butter and jelly bars, sandwiches and cups, sherbets, apple sauce, and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.  Operating results for Clovervale are included in the Company’s Condensed Consolidated Statement of Operations from the date of the Acquisition of Clovervale.

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

The following tables present unaudited pro forma information for the third quarter fiscal 2006, fiscal 2007, and fiscal 2006, as if the Acquisition of Clovervale had been completed at the beginning of the respective periods.

			Third Quarter Fiscal 2006
			Actual	Pro Forma

Revenues			$115,452,651	$131,457,250

Net income			$2,550,245	$3,734,397

	Fiscal 2007		Fiscal 2006
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$331,805,601	$340,136,099	$322,367,502	$353,039,933

Net income	$3,571,591	$2,412,058	$383,426	$1,002,497

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

Also included in these pro forma results are the elimination of miscellaneous income previously reported by Clovervale and the elimination of interest expense related to Clovervale’s debt, which was partially paid off in conjunction with the Acquisition of Clovervale, and will no longer be present in the Company’s results of operations.

The Acquisition of Clovervale was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Clovervale.  The preliminary allocation of the net purchase price is as follows:

Current assets	$5,194,556
Property, plant and equipment	12,876,729
Non-current assets	17,625
Goodwill	8,167,512
Other intangible assets	2,730,000
Debt and other liabilities assumed	(4,252,438)
Deferred tax liabilities	(2,918,008)

Net assets acquired	$21,815,976

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

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change. Net assets acquired totaling $21,810,576 were previously reported in the Company’s Report on Form 10-Q for the period ended September 2, 2006.  The increase in net assets acquired is due to miscellaneous adjustments made during third quarter fiscal 2007.  The Company expects to further adjust and finalize the appraisals of acquired assets and liabilities in fiscal 2008.  Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

3.                 Stock-Based Compensation

On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees, and consultants of Holding and its subsidiaries, including the Company.  At both December 2, 2006 and March 4, 2006, options to purchase a total of 126,219 shares of common stock of Holding had been issued to members of management of the

Company (the “Options”) and 37,559 were reserved for future issuance.  All outstanding Options were granted with an exercise price of $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.  At December 2, 2006 and March 4, 2006, options to purchase 23,604 shares and 16,064 shares, respectively, were vested and exercisable.

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

4.                 Inventories

A summary of inventories, by major classifications, follows:

	December 2, 2006	March 4, 2006
Raw materials	$10,380,716	$7,589,997
Finished goods	48,358,187	38,090,709
Work in process	29,794	5,636

Total	$58,768,697	$45,686,342

5.                 Long-Term Debt

Long-term debt is comprised of the following:

	December 2, 2006	March 4, 2006
9.875% senior notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000

$150 million term loan, with floating interest rates maturing 2010	131,000,000	119,125,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing 2009	3,169,000	—

4.6% to 7.5% capitalized lease obligations maturing through 2011	693,746	868,659
Total long-term debt	259,862,746	244,993,659
Less current installments	203,851	229,172
Long-term debt less current installments	$259,658,895	$244,764,487

Effective June 30, 2004, the Company obtained a $190 million credit facility, which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility, and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the revolving credit facility and the term loan at December 2, 2006 were 10.00% (prime of 8.25% plus 1.75%) and 9.25% (prime of 8.25% plus 1.00%), respectively.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company has made all scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As previously discussed in Note 2, “Acquisition of Clovervale” to the Condensed Consolidated Financial Statements, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to its term loan by

$24.0 million in order to finance the Acquisition of Clovervale.  The outstanding balance of $131.0 million as of December 2, 2006 is due on June 30, 2010.

Base interest rates for the term loan and the revolving line of credit are lowered by the use of LIBOR tranches as appropriate. The following table summarizes the Company’s outstanding LIBOR tranches as of December 2, 2006, including the amount, the respective rate of interest, and the date of expiration.

	Amount	Interest Rate	Expiration Date

Term loan LIBOR tranch:	$131,000,000	7.5%	March 28, 2007

Revolving credit facility LIBOR tranch:	$3,000,000	8.1%	January 2, 2007

On April 3, 2006, the Company entered into Amendment No. 1 to its credit facility (“Amendment No. 1”).  Amendment No. 1 provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan.  The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable Prime Rate and ½ of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%.  A copy of Amendment No. 1 is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2006.  On August 21, 2006, the Company entered into Amendment No. 2 to its credit facility (“Amendment No. 2”).  Amendment No. 2 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $24.0 million.  A copy of Amendment No. 2 is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2006.

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

As of December 2, 2006, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $3.2 million, outstanding letters of credit of approximately $2.3 million, and borrowing availability of approximately $34.5 million.  Also as of December 2, 2006, the Company had borrowings under its term loan of $131.0 million and $125.0 million of Notes outstanding.  As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility, outstanding letters of credit of approximately $5.6 million, and borrowing availability of approximately $34.4 million under its revolving credit facility.  Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of December 2, 2006, the Company is in compliance with all financial covenants.

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

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed similar valuations on the Clovervale goodwill and other intangibles for financial reporting purposes.  Assets identified through this valuation process included goodwill, customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill, amortizable intangible assets, and indefinite-lived intangible assets during fiscal 2007 relates primarily to the assets recorded as a result of the preliminary valuations performed in conjunction with the Acquisition of Clovervale.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company tests recorded goodwill and other intangible assets with indefinite lives for impairment at least annually.  All other intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).  Based on the Company’s review and the review performed by third parties, no impairment existed at December 2, 2006 or March 4, 2006.

The Company’s amortizable other intangible assets are amortized using straight-line and accelerated amortization methods based on expected benefits derived from each asset.  The accelerated amortization methods allocate amortization expense in proportion to each year’s expected revenues to the total expected revenues over the estimated economic or estimated useful lives of the assets.

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of December 2, 2006 are as follows:

	As of December 2, 2006
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	5-15	$95,000,000	$34,183,654	$60,816,346
Tradename and trademarks	3-20	20,380,000	4,899,891	15,480,109
Customer relationships	10-12	30,900,000	13,362,272	17,537,728
Licensing agreements	10	12,100,000	3,890,717	8,209,283
Non-Compete agreement	2	50,000	7,212	42,788
Total amortizable intangible assets		158,430,000	56,343,746	102,086,254

Indefinite-lived intangible assets:
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		178,630,000	56,343,746	122,286,254

Goodwill	N/A	196,031,650	—	196,031,650
Total intangible assets		$374,661,650	$56,343,746	$318,317,904

The gross carrying value of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of March 4, 2006 were as follows:

	As of March 4, 2006
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	15	$95,000,000	$24,680,581	$70,319,419
Tradename and trademarks	12-20	20,100,000	3,433,777	16,666,223
Customer relationships	12	28,500,000	10,227,838	18,272,162
Licensing agreements	10	12,100,000	2,713,772	9,386,228
Total amortizable intangible assets		155,700,000	41,055,968	114,644,032

Indefinite-lived intangible assets:
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		175,900,000	41,055,968	134,844,032

Goodwill	N/A	186,535,050	—	186,535,050
Total intangible assets		$362,435,050	$41,055,968	$321,379,082

The following table represents activity related to goodwill and amortizable intangible assets during fiscal 2007:

Goodwill:

Balance as of March 4, 2006	$186,535,050
Adjustment for contingent consideration (1)	1,329,088
Acquisition of Clovervale	8,167,512
Balance as of December 2, 2006	$196,031,650

Amortizable intangible assets:

Balance as of March 4, 2006	$114,644,032
Acquisition of Clovervale	2,730,000
Amortization	(15,287,778)
Balance as of December 2, 2006	$102,086,254

(1)             Represents a change in estimate related to the liability to the selling shareholders; see Note 7, “Commitments and Contingencies”, for further discussion.

The future amortization of other intangible assets (excluding intangible assets that the Company will record in conjunction with the Acquisition of Zartic) for the next five fiscal years is estimated to be as follows:

	(in thousands)
	2008	2009	2010	2011	2012

Formulas	$11,092	$10,046	$8,906	$7,637	$6,494
Tradename and trademarks	$1,914	$1,825	$1,689	$1,539	$1,412
Customer relationships	$3,771	$3,243	$2,717	$2,151	$1,650
Licensing agreements	$1,495	$1,426	$1,361	$1,239	$1,097
Non-compete agreement	$25	$12	$—	$—	$—

Note that the table above includes amounts for the acceleration of amortization of intangible assets associated with formulas developed for two National Accounts Restaurant Chain customers.  In order to re-negotiate new five-year supply contracts with these customers, the Company agreed to transfer ownership of such formulas to these customers at the beginning of each contract period.  As such, rights to the formulas transferred on December 1, 2006 and will transfer on August 1, 2007, respectively.

The intangible assets associated with these formulas were initially recorded by the Company in conjunction with the Acquisition of Pierre.  The original amortization periods (estimated lives) were 15 years.  The remaining net book value of the intangible assets associated with these formulas was approximately $7.2 million at December 2, 2006.  The Company will accelerate the amortization of the remaining book value over the five-year contract periods so that the assets are fully amortized at the end of the respective contract periods.

7.                 Commitments and Contingencies

The Company provided a letter of credit totaling $2.2 million and $5.5 million as of December 2, 2006 and March 4, 2006, respectively, to its insurance carrier for the underwriting of certain performance bonds.  This current letter of credit expires in fiscal 2008.  The Company also provides a secured letter of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims.  The letter of credit for these claims totaled $150,000 and $110,000 as of December 2, 2006 and March 4, 2006, respectively.  In addition, if required by a supplier, the Company provides secured letters of credit to such suppliers.  The Company had no letters of credit for suppliers as of December 2, 2006 or March 4, 2006.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.  See Note 12 — “Legal Proceedings,” to the Condensed Consolidated Financial Statements for further discussion of proceedings as of December 2, 2006.

 In conjunction with the Acquisition of Pierre, the Company and the selling shareholdersentered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company was required pay to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits was paid into an escrow account that secures the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.  Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During third quarter fiscal 2007, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of December 2, 2006, based on all federal and state income tax returns filed subsequent to the Acquisition of Pierre (including the return filed recently on November 15, 2006 for the tax year ended February 24, 2006), the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of December 2, 2006, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $1.5 million).  As of the end of the third quarter fiscal 2006, the Company has a remaining liability to the selling shareholders totaling $6.1 million (including the aforementioned $1.3 million adjustment during the third quarter fiscal 2007), of which $3.9 million was due to the selling shareholders in conjunction with the filing of its tax return on November 15, 2006 and is therefore classified as a current liability at December 2, 2006. Such payment was made by the Company subsequent to the end of the third quarter fiscal 2007, on December 5, 2006.  The remaining portion of the liability is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  While the Company expects to fully utilize the Deal Related NOLs and other deal related expenses, the obligations to the selling shareholders under the tax sharing and indemnification agreement have been excluded from the table above due to the uncertainty in the timing of such payments.

8.                 Comprehensive Income

Total comprehensive income is comprised solely of net income in third quarter fiscal 2007, third quarter fiscal 2006, fiscal 2007, and fiscal 2006.

9.                 Supplemental Cash Flow Disclosures —Cash Refunded (Paid) During the Period and Non-Cash Transactions

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	December 2, 2006	December 3, 2005

Cash refunded (paid) during the period for:
Interest	$(12,945,789)	$(12,365,136)
Income taxes, net	$(5,694,471)	$2,436,988

Non-cash transactions:
Liability to selling shareholders	$1,329,088	$—

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

11.          Transactions with Related Parties

At December 2, 2006, there were no significant changes in related party transactions from those described at March 4, 2006 in the Company’s Form 10-K.

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

The Company contracted with an independent environmental consulting firm to perform the audit and evaluation.  As part of the overall audit, this firm performed preliminary testing in early September 2005, which indicated that violations of emission levels may have occurred, and retested September 28, 2005 through September 30, 2005.  The firm conducted additional tests during October 27, 2005 through November 8, 2005.  The Company received the results of the audit in January 2006.  The results allowed the Company to evaluate the facility’s current and historical potential and actual emissions.  The testing revealed that assumptions made by the Company’s former outside engineering firm concerning particulate emissions and throughput were incorrect.  This miscalculation caused the Company to receive permit limits that are lower than actual emissions for certain cook lines.  The Company met with the local air permitting authority in February 2006, to discuss the results of the emissions audit program.

On March 20, 2006, HCDOES sent a notice of violation to the Company alleging that the Company violated its permit limits for particulate matter (“PM”) and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another notice of violation to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.  Depending on HCDOES’ interpretation of the data, HCDOES may allege additional violations of emission limits and other regulatory requirements.  To date, the Company has spent approximately $0.8 million for emissions control equipment purchases, which is expected to be installed in early calendar year 2007.   In addition, the Company has committed to and expects to commit to before the end of the first quarter of 2008, control equipment purchases of approximately $0.8 million and $0.2 million, respectively, to comply with relevant laws.  Furthermore, in August 2006 HCDOES requested that the Company submit a determination as to whether or not it was subject to Title V or major new source permitting requirements.  The Company responded to HCDOES’ request in September 2006, concluding that the Company was not subject to Title V or major new source permitting requirements based on the Company’s interpretation of such regulations.  The ultimate resolution of whether or not the Company was subject to Title V or major new source permitting requirements depends on potentially disputed legal issues.  The Company is cooperating with the authorities in all aspects of these matters.  In addition, the Company consulted with its outside legal counsel to assist them in resolving these matters and estimate the potential fines and penalties that may be assessed in the future.

Labor.  In June 2006, the Department of Homeland Security (“DHS”) announced that it would regard a large number of employee Social Security Number mismatches as a sign of an “egregious violator” of the laws against hiring and employing illegal aliens.  The Immigration & Customs Enforcement (“ICE”), which is part of DHS, proposed a safe harbor for dealing with Social Security mismatch letters.  An employer that receives a mismatch letter has 14 days to check its records for clerical errors and verify the resolution with the Social Security Administration.  If the error was not made by the employer, the employer must instruct the employee to resolve the discrepancy in 60 days.  If the employee does not correct the mismatch within such 60 days, the employer has 3 days to complete certain required documentation or terminate the employee.  Any employer complying with the safe harbor will not deemed to have “constructive knowledge” of the fact that the employee is an unauthorized worker, and therefore, such employer will not be in violation of the laws regulating the hiring and employment of illegal aliens.  A knowing violation of such laws constitutes a felony.  The DHS offers a voluntary Basic Pilot Employment Verification Program (the “Pilot Program”), which includes an internet-based system to assist employers in determining the eligibility of new hires and verifying their Social Security numbers.

The Company’s Claremont, North Carolina facility received 209 mismatch letters from the Social Security Administration and has resolved each in compliance with the safe harbor requirements.  Since March 2006, all new employees in the Company’s Claremont facility have been subject to the Pilot Program and since July 27, 2006, a total of 345 employees have been hired to work in such facility, of which only 200 of such employees remain with the Company following compliance with the Pilot Program.  Management believes that with the Company’s use of the Pilot Program in all of its existing facilities, the Company will be compliant with laws and regulations regarding Social Security mismatches.

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

13.          Subsequent Events

On November 6, 2006, Pierre Newco I, LLC, a wholly-owned subsidiary of Pierre (“Pierre Newco I”), and Pierre Newco II, LLC, a wholly-owned subsidiary of Pierre (“Pierre Newco II” and together with Pierre Newco I, the “Buyers”), entered into an Asset Purchase Agreement with  Zartic, Inc. (“Zartic”), Zar Tran, Inc. (“Zar Tran”), Jem Sales, Inc., MNM Leasing Company, LLC, James E. Mauer, Jeffrey J. Mauer, Christopher W. Mauer, and Tamara L. Mauer, pursuant to which the Buyers acquired substantially all of the assets and assumed certain liabilities of Zartic, Zar Tran and certain real property and other assets used in the businesses of Zartic and Zar Tran.  Subsequent to the end of third quarter fiscal 2007, on December 11, 2006, the transaction was closed (“Acquisition of Zartic”).  The Asset Purchase Agreement and the First Amendment to the Asset Purchase Agreement dated as of December 11, 2006 were filed as exhibits to the Current Report on Form 8-K with the SEC on December 15, 2006.  The aggregate preliminary purchase price was $94.0 million plus the assumption of certain liabilities, which was paid in cash at the closing and is subject to certain post-closing adjustments.  The Asset Purchase Agreement includes representations and warranties of the sellers and post-closing indemnification by the sellers for breaches of those representations and warranties and certain other specified matters.  Following the closing of the Acquisition of Zartic, Pierre Newco I was renamed “Zartic, LLC” and Pierre Newco II was renamed “Zar Tran, LLC”.  Zartic manufactures, markets, sells, and through its affiliated distribution company, Zar Tran, delivers and distributes, a variety of food items including packaged beef, poultry, pork, and veal products.

In conjunction with the Acquisition of Zartic, on December 11, 2006, Pierre entered into Amendment No. 3 (“Amendment No. 3”) to its Credit Agreement dated as of June 30, 2004 among Pierre Merger Corp., Wachovia Bank, National Association, as

administrative and collateral agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto, as amended by Amendment No. 1 dated April 3, 2006 and Amendment No. 2 dated August 21, 2006 (the “Credit Agreement”).  Amendment No. 3 amended the Credit Agreement to, among other things, (i) increase the term loan by $100.0 million in part to finance the Acquisition of Zartic, (ii) amend the repayment schedule of the term loan to provide for quarterly payments of $250,000 commencing March 2007 with a balloon payment of $227.8 million in June 2010, and (iii) increase the per annum interest rate with respect to borrowings under the Company’s term loan by .25% (with a decrease of .25% upon the Company’s achievement of a consolidated leverage ratio of 4.0:1 or less).  Amendment No. 3 is filed as Exhibit 10.1 to this 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations for third quarter fiscal 2007 compared to third quarter fiscal 2006 and fiscal 2007 compared to fiscal 2006.  The thirteen week periods ended December 2, 2006 and December 3, 2005 are referred to as “third quarter fiscal 2007” and “third quarter fiscal 2006”, respectively. The thirty-nine week periods ended December 2, 2006 and December 3, 2005 are referred to as “fiscal 2007” and “fiscal 2006”, respectively.  This section should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and considered with “Risk Factors”  and “Quantitative and Qualitative Disclosures About Market Risk” discussed in Item 1A and Item 7, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 4, 2006 filed with the SEC on June 2, 2006, and Item 1A of Part II, and Item 3 of Part I, respectively, of this Quarterly Report on Form 10-Q, and “Cautionary Statements Regarding Forward Looking Information,” which precedes Item 3 of Part I of this Report.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.

Results of Operations

Third Quarter Fiscal 2007 Compared to Third Quarter Fiscal 2006

Revenues, net.  Net revenues increased by $11.7 million in third quarter fiscal 2007 compared to third quarter fiscal 2006, or 10.1%.  This increase was primarily due to an increase in sales volume and mix (approximately $17.3 million), primarily due to an increase in volume across most of the Company’s end-market segments and an increase in sales volume related to the Company’s acquisition of Clovervale (the “Acquisition of Clovervale”), offset by decreased sales volume to two large National Accounts restaurant chain customers (approximately $4.8 million), primarily the  result of promotional activity that did not include Pierre’s products and a decrease due to lower net sales prices (approximately $0.8 million), primarily as a result of declining commodity protein pricing attributable to market-related pricing contracts with these two large National Accounts restaurant chain customers.

Cost of goods sold.  Cost of goods sold increased by $6.8 million in third quarter fiscal 2007 compared to third quarter fiscal 2006, or 8.4%.  This increase was primarily due to (1) increased costs (approximately $10.2 million) as a result of increased sales volumes and a change in mix to higher cost products and (2) increased overhead costs (approximately $1.0 million) primarily related to increased costs associated with labor, as discussed in Note 12, “Legal Proceedings” to the Condensed Consolidated Financial Statements, in addition to other increases in other plant expenses; offset by (3) decreased raw material protein costs (approximately $4.4 million).

As a percentage of revenues, cost of goods sold decreased from 70.2% to 69.1%, a decrease of 1.1%.  This decrease was primarily due to (1) the net impact of decreased prices paid for raw material proteins and formulation mix (approximately 3.0%); offset by (2) increased costs as a result of a change in mix to higher cost products (approximately 1.2%); and (3) increased overhead costs primarily related to increased labor and other plant expenses  (approximately 0.7%).

The primary materials used in the Company’s food processing operations include boneless beef, pork, chicken, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has contracts with formulaic pricing that require the Company to immediately pass along commodity price variances.  During third quarter fiscal 2007, net raw material protein prices decreased approximately $4.7 million, including a $1.2 million decrease related to the Company’s two largest formulaic contracts with customers and decreases of approximately $3.5 million related to other formulaic contracts and non-contracted sales.

Approximately 34.1% of total sales for third quarter fiscal 2007 were protected from commodity exposure, of which 25.7% were attributable to market-related pricing contracts, while the other 8.4% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For third quarter fiscal 2006, approximately 43.0% of total sales were protected from commodity exposure, of which 34.5% were attributable to market-related pricing contracts, while the other 8.5% were related to the USDA Commodity Reprocessing Program.

The following table represents the (increases) decreases in the weighted average prices the Company paid for beef, pork, chicken, and cheese during third quarter fiscal 2007 compared to third quarter fiscal 2006 excluding formulation mix and contracts with formulaic pricing.

% (Increase)/Decrease in
Third Quarter Fiscal 2007
Compared to
Third Quarter Fiscal 2006
Beef	(1.1)%
Pork	(5.3)%
Chicken	12.2%
Cheese	10.6
Aggregate	3.1

Selling, general, and administrative.  Selling, general, and administrative expenses increased by $4.8 million in third quarter fiscal 2007 compared to third quarter fiscal 2006, or 28.3%.  This increase was primarily due to (1) increased selling expenses (approximately $2.5 million) incurred primarily as a result of increased demonstration expenses related to growth in the Warehouse Club selling channel, a shift in sales mix to customers with higher burden rates for sales and marketing expenses, and increased incentive compensation expense; (2) increased freight (approximately $1.0 million) due to increased sales volume; (3) increased storage expense (approximately $0.8 million) due to increased replenishment costs and build of inventories associated with the Acquisition of Clovervale; and (4) increased administrative expense (approximately $0.5 million), primarily as a result of an increase in incentive compensation recorded by the Company.  As a percentage of revenues, selling, general, and administrative expenses increased from 14.7% to 17.2%.

Depreciation and amortization.  Depreciation and amortization expense decreased by $0.3 million in third quarter fiscal 2007 compared to third quarter fiscal 2006, or 3.5%.  This is due to decreased amortization expense (approximately $0.7 million), primarily due to the accelerated amortization method used for certain intangible assets, offset by an increase in depreciation expense (approximately $0.4 million) primarily due to the additional property, plant, and equipment being depreciated as a result of the Acquisition of Clovervale.

Interest expense and other income, net.  Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt and interest on the revolving loan.  Interest expense and other income, net increased by $0.6 million, or 9.9%.  This increase is primarily due to increased average outstanding borrowings under the term loan as a result of Amendment No. 2 in order to finance the Acquisition of Clovervale, increased floating interest rates related to the Company’s variable-rate interest, and increased average borrowings under the Company’s revolving credit facility.

Income taxes.  The effective tax rate for third quarter fiscal 2007 was 30.5% compared to 38.7% for third quarter fiscal 2006.  The change in the effective tax rate is primarily due to (1) the estimated impact of the Section 199 adjustment (the “Domestic Manufacturing Deduction”) in the current year; (2) the estimated impact of Extra-Territorial Income deduction (“ETI”) in the current year as a result of the Company’s sales and business activity in foreign countries (primarily Canada); and (3) the true-up of the provision to return differences in conjunction with the filing of the fiscal 2006 federal tax return on November 15, 2006.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Revenues, net.  Net revenues increased by $9.4 million in fiscal 2007 compared to fiscal 2006, or 2.9%.  This increase was primarily due to increased sales volume and mix (approximately $30.4 million) primarily due to an increase in volume across most of the Company’s end-market segments and an increase in volume related to the Acquisition of Clovervale, offset by a decrease in sales volume to two large National Accounts restaurant chain customers (approximately $16.4 million) and a decrease in revenues due to lower net sales prices (approximately $4.6 million) as a result of declining commodity protein pricing attributable to market-related pricing contracts with these two large National Accounts restaurant chain customers, primarily the result of promotional activity that did not include Pierre’s products.

Cost of goods sold.  Cost of goods sold decreased by $2.6 million in fiscal 2007 compared to fiscal 2006, or 1.1%.  This decrease was primarily due to (1) decreased raw material protein costs (approximately $15.0 million); offset by (2) increased costs as a result of increased sales volumes and mix (approximately $8.7 million) and (3) increased overhead costs (approximately $3.7 million) primarily related to increased costs associated with labor, as discussed in Note 12, “Legal Proceedings” to the Condensed Consolidated Financial Statements, in addition to increases in expenses for utilities, insurance, maintenance repairs, and property taxes.

As a percentage of revenues, cost of goods sold decreased from 72.3% to 69.5%, a decrease of 2.8%.  This decrease was primarily due to (1) the net impact of decreased prices paid for raw material proteins and formulation mix (approximately 3.6%); (2) decreased costs as a result of a change in mix to lower cost products (approximately 0.2%); offset by (3) increased overhead costs primarily related to increased labor, utilities, insurance, maintenance repairs and property taxes  (approximately 1.0%).

During fiscal 2007, net raw material protein prices decreased approximately $14.6 million, including a $6.6 million decrease related to the Company’s two largest formulaic contracts with customers and decreases of approximately $8.0 million related to other formulaic contracts and non-contracted sales.

Approximately 34.6% of total sales for fiscal 2007 were protected from commodity exposure, of which 28.6% were attributable to market-related pricing contracts, while the other 6.0% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For fiscal 2006, approximately 43.1% of total sales were protected from commodity exposure, of which 37.2% were attributable to market-related pricing contracts, while the other 5.9% were related to the USDA Commodity Reprocessing Program.

The following table represents the decreases in the weighted average prices the Company paid for beef, pork, chicken, and cheese during fiscal 2007 compared to fiscal 2006 excluding formulation mix and contracts with formulaic pricing.

% Decrease in
Fiscal 2007
Compared to
Fiscal 2006
Beef	5.5%
Pork	3.1%
Chicken	18.1%
Cheese	14.2%
Aggregate	9.4%

Selling, general, and administrative.  Selling, general, and administrative expenses increased by $7.5 million in fiscal 2007 compared to fiscal 2006, or 15.0%.  This increase was primarily due to (1) increased selling expenses (approximately $3.6 million) incurred primarily as a result of increased demonstration expenses related to growth in the Warehouse Club selling channel and a shift in sales mix to customers with higher burden rates for sales and marketing expenses; (2) increased freight (approximately $2.2 million) due to higher fuel surcharges, a change in sales mix to delivered customers versus customers who pick up at the Company’s facilities, and increased sales volume; and (3) increased storage expense (approximately $1.8 million) as a result of increased inventories built to maintain customer service levels for customer requirements and product line expansion, increased replenishment costs, build of inventories associated with the Acquisition of Clovervale, and increased storage rates paid by the Company.  As a percentage of revenues, selling, general, and administrative expenses increased from 15.6% to 17.4%.

Depreciation and amortization.  Depreciation and amortization expense decreased by $2.1 million in fiscal 2007 compared to fiscal 2006.  This is due to decreased amortization expense (approximately $2.3 million), primarily due to the accelerated amortization method used for certain intangible assets, offset by an increase in depreciation expense (approximately $0.2 million) primarily due to the additional property, plant, and equipment being depreciated as a result of the Acquisition of Clovervale.

Interest expense and other income, net.  Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt and interest on the revolving loan.  Interest expense and other income, net increased by $0.7 million, or 4.3%.  This increase is primarily due to increased average outstanding borrowings under the term loan as a result of Amendment No. 2 in order to finance the Acquisition of Clovervale, increased floating interest rates related to the Company’s variable-rate interest, and increased average borrowings under the Company’s revolving credit facility.

Income taxes.  The effective tax rate for fiscal 2007 was 31.8% compared to 157.6% for fiscal 2006.  The change in the effective tax rate is primarily due to (1) the phase-out of Ohio franchise tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”); (2) the Company’s increased profitability and expected pre-tax income in the current year relative to the impact of permanent differences between GAAP and tax basis income/deductions; (3) the estimated impact of the Section 199 adjustment (the “Domestic Manufacturing Deduction”) in the current year; (4) the impact of Extra-Territorial Income deduction (“ETI”) in the current year as a result of the Company’s sales and business activity in foreign countries (primarily Canada); and (5) the true-up of the provision to return differences in conjunction with the filing of the fiscal 2006 federal tax return on November 15, 2006.

Liquidity and Capital Resources

The following table summarizes the Company’s net cash provided by (used in) operating, investing, and financing activities for the thirty-nine weeks ended December 2, 2006 and December 3, 2005, respectively.

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	December 2, 2006	December 3, 2005
Net cash provided by (used in):
Operating activities	$13,063,946	$27,707,538
Investing activities	$(28,037,645)	$(4,749,684)
Financing activities	$12,518,220	$(13,675,481)

Net cash provided by operating activities for fiscal 2007 was $13.1 million compared to net cash provided by operating activities of $27.7 million for fiscal 2006.  The decrease in net cash provided by operating activities was primarily due to (1) an increase in inventories (approximately $9.7 million) in fiscal 2007 compared with less of an increase in the prior year comparable period (approximately $1.2 million); (2) an increase in accounts receivable (approximately $2.3 million) during fiscal 2007 compared to a decrease in the prior year comparable period (approximately $0.9 million); (3) a change in deferred income taxes (approximately $5.7 million) in fiscal 2007 compared to a change (approximately $0.8 million) in fiscal 2006; (4) a decrease in depreciation and amortization expense (approximately $2.1 million) in fiscal 2007 compared with fiscal 2006, primarily due to the accelerated amortization methods used for certain intangible assets;  (5) an increase in refundable income taxes, prepaid expenses, and other current assets (approximately $1.8 million) during fiscal 2007 compared to more of an increase in the prior year comparable period (approximately $2.3 million); (6) an increase in other non-current assets (approximately $0.7 million) that did not exist in fiscal 2006 related to capitalized costs in conjunction with the Acquisition of Zartic; and (7) a decrease in other long-term liabilities in fiscal 2007 (approximately $4.0 million) compared with a less of a decrease  (approximately $0.9 million) in fiscal 2006; offset by (8) an increase in accounts payable and other accrued liabilities (approximately $8.5 million) during fiscal 2007 compared to less of an increase (approximately $2.8 million) in the prior year comparable period.  The operating cash flow impact of these changes was partially offset by the Company’s increased profitability during fiscal 2007 compared to fiscal 2006.

The primary components of net cash provided by operating activities for fiscal 2007 were (1) depreciation and amortization of intangible assets (approximately $21.0 million), of which $5.7 million relates to depreciation of fixed assets and $15.3 million relates to amortization of intangible assets recorded in conjunction with the Acquisition of Pierre and the Acquisition of Clovervale; (2) an increase in trade accounts payable and other accrued liabilities (approximately $8.5 million), partially the result of a reclassification of the current portion of the liability to the selling shareholders (previously recorded in other long-term liabilities) in conjunction with the filing of the federal tax return on November 15, 2006; (3) a decrease in refundable income taxes, prepaid expenses, and other current assets (approximately $1.8 million) due to the reduction in refundable income taxes resulting from the tax provision recorded based on the income in fiscal 2007 and due to the reduction in prepaid expenses, primarily prepaid insurance premiums; and (4) amortization of deferred loan fees (approximately $1.2 million); offset by (5) an increase in inventories (approximately $9.7 million) due to an inventory build to maintain customer service levels for customer requirements and product line expansion, in addition to a build of inventories associated with the Acquisition of Clovervale; (6) a change in deferred income taxes (approximately $5.7 million) as a result of the tax provision recorded due to the income in fiscal 2007; (7) a decrease in other long-term liabilities (approximately $4.0 million) as a result of the reclassification noted above to reflect the payment due to the selling shareholders; (8) an increase in receivables (approximately $2.7 million), primarily the result of increased sales; and (9) an increase in other non-current assets (approximately $0.7 million).

Net cash used in investing activities for fiscal 2007 was $28.0 million compared to $4.7 million for fiscal 2006.  Net cash used in investing activities during fiscal 2007 consists of the net cash used in conjunction with the Acquisition of Clovervale (approximately $21.8 million), in addition to capital expenditures (approximately $6.2 million), which consisted of various plant improvements, including the expenditures on the control equipment discussed below, and routine capital expenditures.  Net cash used in investing activities during fiscal 2006 consists of capital expenditures for various plant improvements and routine capital expenditures.

Net cash provided by financing activities for fiscal 2007 was $12.5 million compared to net cash used in financing activities for fiscal 2006 of $13.7 million.  Net cash provided by financing activities for fiscal 2007 was due primarily to: (1) increased term loan borrowings provided by Amendment No. 2 (totaling $24.0 million) for the Acquisition of Clovervale and (2) net borrowings under the Company’s revolving credit facility  (approximately $3.2 million); offset by (3) principal payments on long-term debt  (approximately $12.3 million); (4)  repayment of debt  (approximately $1.6 million) acquired in conjunction with the Acquisition of Clovervale; and (5) loan origination fees (approximately $0.7 million) as a result of Amendment No. 1 and Amendment No. 2 to the Credit Agreement, as discussed in Note 5, “Long-Term Debt” to the Condensed Consolidated Financial Statements.

Effective June 30, 2004, the Company obtained a $190 million credit facility, which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the revolving credit facility and the term loan at December 2, 2006 were 10.00% (prime of 8.25% plus 1.75%) and 9.25% (prime of 8.25% plus 1.00%), respectively.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company has made all scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As previously discussed in Note 2, “Acquisition of Clovervale” to the Condensed Consolidated Financial Statements, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to the term loan by $24.0 million in order to finance the Acquisition of Clovervale.  The outstanding balance of $131.0 million as of December 2, 2006 is due on June 30, 2010.

On April 3, 2006, the Company entered into Amendment No. 1 to its credit facility (“Amendment No. 1”).  Amendment No. 1 provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan.  The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable Prime Rate and ½ of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%.  A copy of Amendment No. 1 is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2006.

On August 21, 2006, the Company entered into Amendment No. 2 to its credit facility (“Amendment No. 2”).  Amendment No. 2 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $24.0 million.  A copy of Amendment No. 2 is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2006.

Effective June 30, 2004, in conjunction with the acquisition of Pierre by an affiliate of Madison Dearborn Partners (“MDP”) (the “Acquisition of Pierre”), the Company issued 9.875% senior notes, with interest payable on January 15 and July 15 of each year (the “Notes”).  The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

As of December 2, 2006, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $3.2 million, outstanding letters of credit of approximately $2.3 million, and borrowing availability of approximately $34.5 million.  Also as of December 2, 2006, the Company had borrowings under its term loan of $131.0 million and $125.0 million of Notes outstanding.  As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility, outstanding letters of credit of approximately $5.6 million, and borrowing availability of approximately $34.4 million under its revolving credit facility.  Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of December 2, 2006, the Company is in compliance with all financial covenants.

The Company has budgeted approximately $7.3 million for capital expenditures for the remainder of fiscal 2007.  These expenditures include a provision for capacity expansion, system upgrades, and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its $40 million revolving credit facility, as well as the Company’s ability to enter into capital or operating leases, will be adequate to finance these capital expenditures.  As described in Note 12, “Legal Proceedings,” to the Condensed Consolidated Financial Statements, as of December 2, 2006, the Company has spent approximately $0.8 million in control equipment, entered into commitments for approximately $0.8 million in control equipment, and expects to commit to approximately $0.2 million of additional control equipment prior to the end of the Company’s first quarter of fiscal 2008.

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

The Company provided a letter of credit in the amount of $2.2 million and $5.5 million as of December 2, 2006 and March 4, 2006, respectively, to its insurance carrier for the underwriting of certain performance bonds.  The current letter of credit outstanding expires in fiscal 2008.  The Company also provides a secured letter of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims.  The letter of credit for these claims totaled $150,000 and $110,000 as of December 2, 2006 and March 4, 2006, respectively.  In addition, if required by a supplier, the Company provides secured letters of credit to such suppliers.  The Company had no letters of credit for suppliers as of December 2, 2006 or March 4, 2006.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.  See Note 12 — “Legal Proceedings,” to the Condensed Consolidated Financial Statements for further discussion of proceedings as of December 2, 2006.

The following tables summarize our commitments and contractual obligations by fiscal year as of December 2, 2006.

	Commitments by Fiscal Year
	Total	Less than 1 Year	1 — 3 Years	3-5 Years	More than 5 Years
Letters of credit	$2,342,100	$2,342,100	$—	$—	$—
Purchase commitments for capital projects	1,100,000	1,100,000	—	—	—
Purchase commitments for raw materials	1,710,757	1,710,757	—	—	—
Purchase commitments for natural gas	42,470	42,470	—	—	—
Purchase commitments for miscellaneous	135,300	132,900	2,400	—	—
Total	$5,330,627	$5,328,227	$2,400	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1 — 3 Years	3-5 Years	More than 5 Years

Long-term debt	$259,169,000	$—	$134,169,000	$125,000,000	$—
Capital lease obligations*	693,746	203,852	339,111	150,783	—
Operating lease obligations	4,724,343	3,754,721	720,763	248,859	—
Interest on fixed-rate debt**	62,166,777	12,599,555	24,879,722	24,687,500	—
Interest on variable-rate debt**	27,581,746	10,196,954	17,384,792	—	—
Total	$354,335,612	26,755,082	177,493,388	150,087,142	$—

*                    Capital lease obligations include interest component related to leases.

**             Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of December 2, 2006 assuming that the outstanding balances remain unchanged until maturity.

In conjunction with the Acquisition of Pierre, the Company and the selling shareholdersentered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company was required pay to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits was paid into an escrow account that secures the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.  Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During third quarter fiscal 2007, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of December 2, 2006, based on all federal and state income tax returns filed subsequent to the Acquisition of Pierre (including the return filed recently on November 15, 2006 for the tax year ended February 24, 2006), the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of December 2, 2006, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $1.5 million).  As of the end of the third quarter fiscal 2006, the Company has a remaining liability to the selling shareholders totaling $6.1 million (including the aforementioned $1.3 million adjustment during the third quarter fiscal 2007), of which $3.9 million was due to the selling shareholders in conjunction with the filing of its tax return on November 15, 2006 and is therefore classified as a current liability at December 2, 2006. Such payment was made by the Company subsequent to the end of the third quarter fiscal 2007, on December 5, 2006.  The remaining portion of the liability is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  While the Company expects to fully utilize the Deal Related NOLs and other deal related expenses, the obligations to the selling shareholders under the tax sharing and indemnification agreement and the timing of future payments are unknown, and therefore, excluded from the table above.

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

Cash and cash equivalents.  For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable.   As of December 2, 2006, the Company had cash on hand of $0.5 million (of which $0.4 million was held in accounts with the Company’s bank that is primarily responsible for its cash management), which was offset by outstanding checks of $6.2 million, resulting in a net reclassification of $5.8 million to accounts payable and a remaining cash on hand balance of $0.1 million.  The remaining cash balance represents cash in other financial institutions other than the Company’s bank primarily responsible for its cash management.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of December 2, 2006, the Company had no cash equivalents.

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

Goodwill and Other Intangible Assets.  In conjunction with the Acquisition of Pierre, the Company engaged an independent party, with the assistance of Pierre’s management, to perform valuations for financial reporting purposes of the Company’s goodwill and other intangible assets.  Assets identified through these valuation processes included goodwill, formulas, customer relationships, licensing agreements, and certain trade names and trademarks.

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

Concentration of Credit Risk and Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers.  Sales to the Company’s largest customer were approximately 13% and 18% of net revenues for third quarter fiscal 2007 and third quarter fiscal 2006, respectively.  Sales to the Company’s largest customer were approximately 16% and 22% of net revenues for fiscal 2007 and fiscal 2006, respectively.  Accounts receivable at December 2, 2006 and March 4, 2006 included receivables from the Company’s largest customer totaling $2.6 million and $3.4 million, respectively.

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

New Accounting Pronouncement.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for the Company’s fiscal year beginning March 4, 2007, with earlier adoption permitted.  The Company is currently evaluating the impact of this interpretation on the Company’s consolidated financial statements.

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

•                  integration of the Clovervale and Zartic businesses;

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

•                  adverse change to, or efficient utilization or successful rationalization of, the Company’s facilities;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 4, 2006, the Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices.  Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at December 2, 2006 or March 4, 2006.  Certain of the Company’s outstanding nonderivative financial instruments at December 2, 2006 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.  During third quarter fiscal 2007, the average price the Company paid for beef, pork, chicken, and cheese (increased)/decreased approximately (1.2%), (15.6%), 11.6% and 5.8%, respectively, compared to the prices paid during the fourth quarter of the fiscal year ended March 4, 2006.  During fiscal 2007, the average price the Company paid for beef, pork, chicken, and cheese (increased)/decreased approximately (0.8%), (12.6%), 10.5% and 9.2%, respectively, compared to the prices paid during the fourth quarter of the fiscal year ended March 4, 2006.  The Company manages commodity price risk through purchase orders, non-cancelable contracts and by passing on such cost increases to customers.  There was no significant change in market risk during fiscal 2007.

The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and with maturities that management considers appropriate.  The risks associated with long-term debt at December 2, 2006 have not changed materially since March 4, 2006.  Of the long-term debt outstanding at December 2, 2006, the $125.0 million of Notes accrue interest at a fixed interest rate, while the $131.0 million outstanding borrowings under the term loan facility and the $3.2 million of outstanding borrowings under the revolving credit facility accrue interest at variable interest rates.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during third quarter fiscal 2007 and fiscal 2007 would have decreased net income for that period by approximately $87,000 and $229,000 respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of December 2, 2006, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

Changes in Internal Controls.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 2, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of Sarbanes-Oxley Act of 2002.  On December 15, 2006, the SEC issued a rule (Release No. 33-8731) to grant relief to non-accelerated filers by further extending the date of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).  Pursuant to the rule,  the Company is required to comply with the Act in two phases.  The first phase is effective for the Company’s fiscal year ending March 1, 2008 and requires the Company to issue a management report on internal control over financial reporting.  The second phase requires the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending February 28, 2009.

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

Subsequent to the original NOV received in August 2003, the Company began investigating and testing various emission reduction technologies.  The Company found a solution that enabled operations to continue with less smoke output and completed the upgrade during early 2004.  HCDOES inspected the upgrade in April of 2004 and determined that the Company had returned to compliance with the opacity limit.  In connection with the upgrade, the Company was required to submit a revised Permit to Install (“PTI”) application.

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

The Company contracted with an independent environmental consulting firm to perform the audit and evaluation.  As part of the overall audit, this firm performed preliminary testing in early September 2005, which indicated that violations of emission levels may have occurred, and retested September 28, 2005 through September 30, 2005.  The firm conducted additional tests during October 27, 2005 through November 8, 2005.  The Company received the results of the audit in January 2006.  The results allowed the Company to evaluate the facility’s current and historical potential and actual emissions.  The testing revealed that assumptions made by the Company’s former outside engineering firm concerning particulate emissions and throughput were incorrect.  This miscalculation caused the Company to receive permit limits that are lower than actual emissions for certain cook lines.  The Company met with the local air permitting authority in February, 2006, to discuss the results of the emissions audit program.

On March 20, 2006, HCDOES sent a notice of violation to the Company alleging that the Company violated its permit limits for particulate matter (“PM”) and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another notice of violation to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.  Depending on HCDOES’ interpretation of the data, HCDOES may allege additional violations of emission limits and other regulatory requirements.  To date, the Company has spent approximately $0.8 million for emissions control equipment purchases, which is expected to be installed in early calendar year 2007.  In addition, the Company has committed to and expects to commit to before the end of the first quarter of 2008, control equipment purchases of approximately $0.8 million and $0.2 million, respectively, to comply with relevant laws.  Furthermore, in August 2006 HCDOES requested that the Company submit a determination as to whether or not it was subject to Title V or major new source permitting requirements.  The Company responded to HCDOES’ request in September 2006, concluding that the Company was not subject to Title V or major new source permitting requirements based on the Company’s interpretation of such regulations.  The ultimate resolution of whether or not the Company was subject to Title V or major new source permitting requirements depends on potentially disputed legal issues.  The Company is cooperating with the authorities in all aspects of these matters.  In addition, the Company consulted with its outside legal counsel to assist them in resolving these matters and estimate the potential fines and penalties that may be assessed in the future.

Labor.  In June 2006, the Department of Homeland Security (“DHS”) announced that it would regard a large number of employee Social Security Number mismatches as a sign of an “egregious violator” of the laws against hiring and employing illegal aliens.  The Immigration & Customs Enforcement (“ICE”), which is part of DHS, proposed a safe harbor for dealing with Social Security mismatch letters.  An employer that receives a mismatch letter has 14 days to check its records for clerical errors and verify the resolution with the Social Security Administration.  If the error was not made by the employer, the employer must instruct the employee to resolve the discrepancy in 60 days.  If the employee does not correct the mismatch within such 60 days, the employer has 3 days to complete certain required documentation or terminate the employee.  Any employer complying with the safe harbor will not deemed to have “constructive knowledge” of the fact that the employee is an unauthorized worker, and therefore, such employer will not be in violation of the laws regulating the hiring and employment of illegal aliens.  A knowing violation of such laws constitutes a felony.  The DHS offers a voluntary Basic Pilot Employment Verification Program (the “Pilot Program”), which includes an internet-based system to assist employers in determining the eligibility of new hires and verifying their Social Security numbers.

The Company’s Claremont, North Carolina facility received 209 mismatch letters from the Social Security Administration and has resolved each in compliance with the safe harbor requirements.  Since March 2006, all new employees in the Company’s Claremont facility have been subject to the Pilot Program and since July 27, 2006, a total of 345 employees have been hired to work in such facility, of which only 200 of such employees remain with the Company following compliance with the Pilot Program.  Management believes that with the Company’s use of the Pilot Program in all of its existing facilities, the Company will be compliant with laws and regulations regarding Social Security mismatches.

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

ITEM 1A.  RISK FACTORS

At December 2, 2006, there were no material changes in risk factors from those described at March 4, 2006 in the Company’s Annual Report on Form 10-K.

ITEM 4.  OTHER INFORMATION

Effective January 9, 2007, Joseph W. Meyers, the Company’s Vice President, Finance, was promoted to Chief Financial Officer of the Company.  Mr. Meyers, age 40, served as the Company’s Vice President, Finance since February 2003 and has held various accounting and finance positions with the Company since 1996.  Prior to this, Mr. Meyers held the position of General Accounting Manager at OhSe Foods, Lunch Meat Division of Hudson Foods in Topeka, Kansas from 1991 through 1996.  In 1996, OhSe Foods divested into Hudson Foods.

ITEM 6.  EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

/s/ Norbert E. Woodhams
By: Norbert E. Woodhams
President and Chief Executive Officer
Dated: January 16, 2007

/s/ Joseph W. Meyers
By: Joseph W. Meyers
Chief Financial Officer
Dated: January 16, 2007

EXHIBIT INDEX

Exhibit No. and Description:

(10)	Material Contracts

10.1

Amendment No. 3 dated December 11, 2006 to the Credit Agreement dated June 30, 2006 among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC, and Bank of America Securities, LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto, as amended by Amendment No. 1 dated April 3, 2006 and Amendment No. 2 dated August 21, 2006 (1)

(31)	Rule 13a - 14(a) / 15d - 14(a) Certifications

	31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer (1)

	31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer (1)

(32)	Section 1350 Certifications

	32	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer (1)

(1)             Filed herewith.