Form 10-K
period 2007-03-03
PIERRE FOODS INC
filed 2007-06-15
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended March 3, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 2, 2006) was $0.00.

As of June 14, 2007, there were 100,000 Class A Common Shares of the registrant outstanding.

Documents Incorporated by Reference:  None.

PIERRE FOODS, INC. AND SUBSIDIARIES

i

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

•                  acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses, including the integration of the Clovervale and Zartic businesses;

•                  dependence on co-packers, some of whom may be competitors or sole-source suppliers;

•                  increased competitive activity;

•                  government regulatory actions, including those relating to federal and state environmental and labor laws;

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

•                  dependence on key personnel;

•                  changes in the availability and relative costs of labor and potential labor disruptions or union organization activities;

•                  changes in federal government procurement laws or failure to retain contracts in re-bidding processes;

•                  changes in economic and business conditions in the world;

•                  potential impact of hurricanes and other natural disasters on sales, raw material costs, fuel costs, insurance costs, and bad debt expense resulting from uncollectible accounts receivables; and

•                  increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

The Company is not under any duty to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.  All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

ii

PART I

Item 1.   Description of Business

General Development of Business.   Pierre Foods, Inc. and its subsidiaries (the “Company” or “Pierre”) manufactures, markets, and distributes high-quality, differentiated processed food solutions, focusing on formed, pre-cooked and ready-to-cook protein products, compartmentalized meals, and hand-held convenience sandwiches.  The Company’s products include beef, pork, poultry, and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked and ready-to-cook proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products.  Pierre markets its pre-cooked and ready-to-cook protein products to a broad array of customers that include restaurant chains, schools, and other foodservice providers.

In this document, unless the context otherwise requires, the term “Company” or “Pierre” refers to Pierre Foods, Inc. and its current and former subsidiaries.  The Company’s fiscal years ended March 3, 2007 and March 4, 2006 are referred to as “successor fiscal 2007” and “successor fiscal 2006”, respectively.  On June 30, 2004, as a result of the Acquisition of Pierre discussed below, the Company’s fiscal year ended March 5, 2005 is comprised of two short periods.  The periods of March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 are referred to as “predecessor fiscal 2005” and “successor fiscal 2005,” respectively.  These two short periods collectively are referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined”.

Restructuring.   On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding notes (“Old Notes”), representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and the Trustee thereunder, the Company entered into the Fourth Supplemental Indenture with the Trustee.  Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); granted to the noteholders’ liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Old Notes at par plus accrued interest on March 31, 2005; provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Old Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions; provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PF Management, Inc., the sole shareholder of the Company (“PFMI”), required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004.  The restrictive covenants limiting compensation payable to certain senior executives of the Company permitted for bonus payments to those executives above the compensation limitations.  The bonus payments were based on the profitability of the Company and cash payments made on the Old Notes.

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing debt; assumed $15.3 million of debt from PFMI; cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation (“CHA”); $3.5 million owed to PF Purchasing, a former affiliate of the Company; $0.5 million owed to PF Distribution, a former affiliate of the Company; and assumed the operating leases of PF Distribution in connection with the Fourth Supplemental Indenture.  We refer to these transactions as the “Restructuring”.

Acquisition of Pierre.   On June 30, 2004, the shareholders of PFMI sold their shares of stock in PFMI (the “Acquisition of Pierre”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).  The fair value adjustments related to the Acquisition of Pierre, were pushed down to the Company from Holding, which primarily included adjustments in property, plant, and equipment, inventories, goodwill, other intangible assets and related deferred taxes.  The following occurred in conjunction with the Acquisition of Pierre:

•                  The Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.

•                  The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which included a six-year variable-rate $150 million term loan and a five-year variable- rate $40 million revolving credit facility with a $10 million letter of credit subfacility.  See Note 7 — “Financing Arrangements,” to the Company’s Consolidated Financial Statements.

•                  The Company terminated its few remaining related party transactions as described in Note 16 —“Transactions with Related Parties,” to the Company’s Consolidated Financial Statements, transferred miscellaneous assets to Messrs. James C. Richardson and David R. Clark, the Company’s former Chairman and Vice Chairman, respectively, including the Company’s airplane, which was distributed to Mr. Richardson.

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

•                  The Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”).  The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (as described below) and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

•                  The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales and Marketing, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the Acquisition of Pierre.  The stated term of employment for each executive is one year, but each agreement renews year-to-year unless terminated.

•                  The management investors, Norbert E. Woodhams and Robert C. Naylor, invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $6.3 million as of March 3, 2007.

•                  In addition to the base purchase price, the stock purchase agreement entitled the selling shareholders to earn-out cash payments, which included an additional aggregate amount of $13.0 million in the event that, at the end of any fiscal quarter during the fiscal year ended March 5, 2005, the Company achieved EBITDA (as defined in the stock purchase agreement) for the prior four fiscal quarters then ended of $56.0 million or more.  No portion of the additional amount was payable as the EBITDA target was not met.

•                  The Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company is required to pay and has paid to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits was paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.  See Note 14 – “Commitments, Contingencies, and Contractual Obligations,” to the Company’s Consolidated Financial Statements for additional information.

The Acquisition of Pierre was recorded under the purchase method of accounting.  The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition of Pierre.  The allocation of the purchase price was as follows:

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

Acquisition of Clovervale.   On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”).  The acquisition of Clovervale is referred to herein as the “Acquisition of Clovervale”.  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing.  After repayment of indebtedness and other post-closing adjustments, the net purchase price was $21.8 million and is subject to a post-closing working capital adjustment.  Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).  See Note 7, “Financing Arrangements” to the Company’s Consolidated Financial Statements for further discussion.  Pierre’s investment in Clovervale was based on the expectation that such an investment would increase Pierre’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Clovervale was a privately held company and currently employs approximately 96 employees.  Clovervale has operations in Amherst, Ohio and Easley, South Carolina and manufactures and sells a variety of food items including individually proportioned entrees, vegetables, sandwiches, fruits, cobblers, peanut butter and jelly bars, sandwiches and cups, sherbets, apple sauce, and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.  The operating results for Clovervale are included in the Company’s Consolidated Statement of Operations from the date of the Acquisition of Clovervale.

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Clovervale other intangibles for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill and other intangible assets presented in Note 6, “Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements are partially due to the preliminary valuations performed in conjunction with the Acquisition of Clovervale.  In addition, other fair value adjustments were made in conjunction with the Acquisition of Clovervale, which primarily include adjustments to property, plant, and equipment, inventory, and related deferred taxes.

The Acquisition of Clovervale was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Clovervale.  The preliminary allocation of the net purchase price is as follows:

Current assets	$5,253,602
Property, plant, and equipment	12,876,729
Non-current assets	17,625
Goodwill	6,623,270
Other intangibles	2,730,000
Debt and other liabilities assumed	(4,411,625)
Deferred tax liabilities	(1,244,173)
Net assets acquired	$21,845,428

Of the $2.7 million of acquired other intangible assets, $2.4 million was assigned to customer relationships with a weighted-average estimated useful life of 10 years.  The remaining acquired other intangible assets include tradenames and trademarks of $280,000 with a weighted-average useful life of 3 years and a non-compete agreement of $50,000 with a useful life of 2 years.  The goodwill related to the Acquisition of Clovervale is not expected to be deductible for tax purposes.

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change. Net assets acquired totaling $21,815,976 were previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2006.  The increase in net assets acquired is due to miscellaneous adjustments.  The Company expects to further adjust and finalize the appraisals of acquired assets and liabilities in its fiscal year ending March 1, 2008 (“successor fiscal 2008”).  Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

Acquisition of Zartic.   On December 11, 2006, the Company acquired substantially all of the assets of Zartic, Inc. and its affiliated distribution company, Zar Tran, Inc. and certain real property and other assets used in the businesses (collectively,  “Zartic”).  The acquisition of Zartic is referred to herein as the “Acquisition of Zartic”.  The preliminary aggregate purchase price was $94.0 million, plus the assumption of certain liabilities, which was paid in cash at the closing and is subject to certain post-closing adjustments.  After repayment of indebtedness and other post-closing adjustments, the net purchase price was $91.6 million and is subject to additional post-closing adjustments, including for working capital.  Pierre funded the Acquisition of Zartic through an amendment to its Credit Agreement (“Amendment No. 3”).  See Note 7, “Financing Arrangements” to the Company’s Consolidated Financial Statements for further discussion.  Pierre’s investment in Zartic was based on the expectation that such an investment would increase Pierre’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Zartic was a privately held company and currently employs approximately 925 employees.  Zartic has operations in Rome, Georgia, Cedartown, Georgia, and Hamilton, Alabama and manufactures, sells, delivers, and distributes a variety of food items including packaged beef, poultry, pork, and veal products and other similar products through various customer channels including restaurant chains, schools, military, and other foodservice providers.  Operating results for Zartic are included in the Company’s Consolidated Statement of Operations from the date of the Acquisition of Zartic.

In conjunction with the Acquisition of Zartic, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Zartic other intangibles for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill and other intangible assets presented in Note 6, “Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements are partially due to the preliminary valuations performed in conjunction with the Acquisition of Zartic.  In addition, other fair value adjustments were made in conjunction with the Acquisition of Zartic, which primarily include adjustments to property, plant, and equipment, and inventory.

The Acquisition of Zartic was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Zartic.  The preliminary allocation of the net purchase price is as follows:

Current assets	$25,009,255
Property, plant, and equipment	29,809,308
Non-current assets	319,691
Goodwill	23,734,459
Other intangibles	27,700,000
Debt and other liabilities assumed	(14,970,139)
Net assets acquired	$91,602,574

Of the $27.7 million of acquired other intangible assets, $15.1 million was assigned to customer relationships with a weighted-average estimated useful life of 14 years.  The remaining acquired other intangible assets include formula and recipes of $9.9 million with a weighted-average useful life of 15 years, tradenames and trademarks of $2.4 million with a weighted-average useful life of 2 years, and a non-compete agreement of $0.3 million with a useful life of 3 years.  The goodwill related to the Acquisition of Zartic is expected to be deductible for tax purposes.

The initial allocation of the preliminary net purchase price to specific assets and liabilities is based, in part, upon preliminary appraisals, and is therefore subject to change. Net assets acquired totaled $91.6 million.  The Company expects to adjust and finalize the appraisals of acquired assets and liabilities in successor fiscal 2008.

Unaudited Pro Forma Results.   The following tables present unaudited pro forma information for successor fiscal 2007 and successor fiscal 2006, as if the Acquisition of Clovervale and the Acquisition of Zartic had been completed at the beginning of the respective periods.

	Successor Fiscal 2007		Successor Fiscal 2006
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$487,842,986	$615,714,811	$431,632,864	$637,049,384

Net income (loss)	$1,799,854	$(13,162,387)	$2,161,702	$(7,168,999)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had acquired Clovervale and Zartic at the beginning of the respective periods.  Purchase related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, cost of goods sold, and income taxes.

In addition to the purchase related adjustments, included in these pro forma results are certain reclassifications of Clovervale’s and Zartic’s expenses, which are consistent with the classifications of Pierre.  These reclassifications include the presentation of various sales discounts previously reported by Clovervale as selling expenses, but more appropriately classified as a reduction of revenues.  In addition, these reclassifications include the presentation of depreciation and amortization previously reported by Zartic within operating expenses.

Also included in these pro forma results are the elimination of interest expense related to Clovervale’s debt and Zartic’s debt, both of which were partially paid off in conjunction with the Acquisition of Clovervale and the Acquisition of Zartic, and will no longer be present in the Company’s results of operations.  Included in these pro forma results is the estimated interest expense for the debt incurred by the Company to finance the Acquisition of Clovervale and the Acquisition of Zartic.

Narrative Description of Business.   The Company manufactures, markets, and distributes high-quality, differentiated processed food solutions, focusing on formed, pre-cooked and ready-to-cook protein products, compartmentalized meals, and hand-held convenience sandwiches.  The Company’s products include beef, pork, poultry, and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked and ready-to-cook proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products.  Pierre markets its pre-cooked and ready-to-cook protein products to a broad array of customers that includes restaurant chains, schools, and other foodservice providers.

The Company’s product line consists of over 2,400 stock keeping units (“SKUs”).  Pierre manufactures its products, which include but are not limited to, pre-cooked and ready-to-cook proteins, hand-held convenience sandwiches, sausage, and bakery items in its eight manufacturing facilities located throughout the mid-western United States.  Pierre forms, portions, seasons, cooks, and freezes beef, poultry, and pork in its facilities located in Cincinnati, Ohio, Rome, Georgia, Amherst, Ohio, Easley, South Carolina, Cedartown, Georgia, and Hamilton, Alabama.  These frozen products are either shipped to customers or sent to one of the Company’s sandwich assembly and entree assembly facilities.  Pierre’s Claremont, North Carolina plant houses high-speed baking and sandwich assembly lines.  Pierre’s Amherst, Ohio and Easley, South Carolina plants portion, assemble, and package a variety of sandwiches and meal components.

The following table sets forth the Company’s net revenue and percent of revenue contributed during the past three fiscal years by its various product channels and classes.

	Net Revenues by Source (in millions)
					Predecessor Fiscal 2005
	Successor		Successor		And Successor Fiscal 2005
	Fiscal 2007		Fiscal 2006		Combined
		%		%		%
Food processing:
Fully-cooked protein products	$263.2	54.0	$254.8	59.0	$255.3	62.2
Ready-to-cook protein products	6.7	1.4	—	—	—	—
Sandwiches	195.5	40.1	168.4	39.0	147.3	35.9
Bakery and other products	22.4	4.5	8.4	2.0	7.8	1.9

Total food processing:	$487.8	100.0	$431.6	100.0	$410.4	100.0

Significant Customer.   Sales to CKE Restaurants, Inc. (“CKE”) accounted for approximately 14%, 21%, and 25% of the Company’s net sales in successor fiscal 2007, successor fiscal 2006 and, predecessor fiscal 2005 and successor fiscal 2005 combined, respectively.  No other customer accounted for 10% or more of net sales during successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined.

Sales, Marketing and New Product Development.   The Company’s team of sales and marketing professionals has significant experience in the Company’s markets for fully-cooked and ready-to-cook protein products, sandwiches, compartmentalized meals, and bakery products.  The sales and marketing department are organized predominantly by sales channel.  In addition to its direct sales force, the Company utilizes a nationwide network of over 164 independent food brokers, all of whom are compensated primarily by payment of sales commissions.  The Company’s new product development department is organized by functional expertise areas with linkages to the sales channels.

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

The Company is actively involved in all aspects of developing food solutions systems to meet customers’ needs.  The Company’s sales force works directly with brokers and customers to define product and menu needs, assess market opportunities, and create and implement packaging, merchandising, and marketing strategies. The Company’s ability to develop and implement innovative food solutions is an important aspect of the Company’s success.

The Company employs 14 food scientists and culinary experts in the product and process development department.  These employees primarily work in four of the Company’s eight manufacturing facilities.  Ongoing food production research and development activities include development of new products, improvement of existing products, and refinement of food production processes.  These activities resulted in the launch of approximately 300 new SKUs in successor fiscal 2007.  Approximately 35% of the Company’s successor fiscal 2007 net revenues were derived from product SKUs developed during the last two fiscal years.  In successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, the Company spent approximately $1.8 million, $1.9 million, and $1.7 million, respectively, on product development programs.

Raw Materials.   The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies.  Meat proteins are generally purchased under seven day payment terms, with the exception of a few that require payment at the time the product is shipped.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Prices for beef, chicken, pork, and cheese, the Company’s principal protein raw materials, reached historical highs during predecessor fiscal 2005 and successor fiscal 2005 combined.  However, during successor fiscal 2007 and successor fiscal 2006, in the aggregate, the weighted average prices paid for raw materials (excluding market-related pricing contracts) decreased from the historical highs experienced in predecessor fiscal 2005 and successor fiscal 2005 combined.  The Company manages raw material fluctuations through purchase orders, market-related pricing contracts, and by passing on such cost increases to customers.

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

Trademarks and Licensing.   The Company markets its products under a number of brand names, such as Pierre™, Zartic®, Z-Bird®, Circle Z®, Jim’s Country Mill Sausage®, Clovervale Farms®, Chef’s Pantry®, Fast Choice®, Rib-B-Q®, Blue Stone Grill™, Hot ‘n’ Ready®, Big AZ®, Chicken FryZ®, Smokie Grill®, and Chop House®.  The Company regards its trademarks and service marks as having significant value in marketing its food products.  The Company also has proprietary rights, including trade secret and other intellectual property protection, in formulations and processes used to make its products.  In addition, the Company has licenses to sell sandwiches using well-known brands, such as Checkers®, Rally’s®, Krystal®, Tony Roma’s®, and Nathan’s Famous®.  The term of each such license is subject to renewal and satisfaction of sales volume requirements.

Seasonality.   The Company experiences seasonal fluctuations in sales and operating results as a result of sales to school districts.  Sales to school districts decline significantly during summer, late November, and December.  During successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, sales to schools represented approximately 24%, 20%, and 18%, respectively, of the Company’s net revenues.

Competition.   The food production business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting the public’s spending habits, and other demographic factors.  The Company competes with manufacturers and distributors of value-added meat products, compartmentalized meal, and packaged sandwich suppliers. The Company faces competition from a variety of meat processing companies in sales of its protein products, including Advance Food Company, Tyson, JTM Food Group, King’s Command Foods, Inc., Don Lee Farms, and from smaller local and regional operations.  The sandwich industry is extremely fragmented and has few large direct competitors, however, indirect competition in the form of numerous other products exists.  Pierre’s competitors in the sandwich industry include Sara Lee/Jimmy Dean Foods, Bridgford Foods Corp., Deli Express, and Landshire.  In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country.

Government Regulation.   The food production industry is subject to extensive federal, state, and local regulations. The Company’s food processing facilities and food products are subject to frequent inspection by the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food, its serving size and allergen labeling, as well as rules that protect against contamination of products by food-borne pathogens and sanitation requirements. Many jurisdictions also require that food manufacturers adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation.  In July 1996, the USDA issued strict new policies against contamination by food-borne pathogens and established the Hazard Analysis and Critical Control Points (“HACCP”) system.  The Company believes that it is in substantial compliance with such applicable laws and regulations and the Company is not aware of any pending changes in such laws and regulations that are likely to have a material impact on the Company’s operations.

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

As described in Note 17 – “Legal Proceedings,” to the Company’s Consolidated Financial Statements, the Hamilton County Department of Environmental Services (“HCDOES”) determined that in order for the Company to be compliant with emissions requirements in its Cincinnati facility, the Company must install additional control equipment. The Company is estimating the cost of such upgrades to existing equipment in its Cincinnati facility to be $1.9 million, of which $1.6 million has been spent on such upgrades as of the end of successor fiscal 2007. In addition, the Company is currently evaluating compliance with environmental laws in its recently acquired facilities. Additional capital requirements may be required should the Company determine they are not compliant with such laws; however, indemnification from applicable sellers may be available to partially offset the costs of compliance.

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

Employees.   As of March 3, 2007, the Company employed approximately 2,800 persons.  The Company’s employees are non-unionized. The Company has experienced no work stoppage attributable to labor disputes, and considers employee relations to be good.

Financial Information About Geographic Areas.   Substantially all revenues and long-lived assets of the Company are derived from and reside in the United States. Less than 2% of the Company’s sales revenues are derived from outside the United States and are primarily from sales to Canada.

Item  1A.   Risk Factors.

Increases in the price of raw materials, particularly beef, chicken, pork, and cheese, could reduce the Company’s operating margins.   The primary raw materials used in the Company’s food processing operations are boneless beef, chicken, and pork, cheese, breading, soy proteins, and packaging supplies.  Meat proteins are generally purchased under seven day payment terms, with the exception of a few that require payment at the time the product is shipped.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Prices for beef, chicken, pork, and cheese, the Company’s principal protein raw materials, reached historical highs during predecessor fiscal 2005 and successor fiscal 2005 combined.  However, during successor fiscal 2007 and successor fiscal 2006, in the aggregate, the weighted average prices paid for raw materials (excluding market-related pricing contracts) decreased from the historical highs experienced in predecessor fiscal 2005 and successor fiscal 2005 combined.  During successor fiscal 2007, the weighted average prices the Company paid for beef, chicken, pork, and cheese (increased)/decreased by approximately 1.2%, (8.3)%, (6.6)% and 7.3%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of successor fiscal 2006.  While historically the Company has managed such fluctuations through purchase orders, market-related pricing contracts, and by passing on such cost increases to customers, the Company may be unable to protect itself from future increases in the prices of raw materials on a timely basis, or at all.  In addition, some of the Company’s customers purchase products based on bid contracts with set prices, which would prevent the Company from recovering any raw materials price increases from these customers during the life of those contracts.  If prices for beef, chicken, pork, and cheese were to increase significantly without a commensurate increase in the price for processed protein food products, the Company’s financial condition and operating results could be adversely affected.

If the Company’s products become contaminated or are mislabeled, the Company may be subject to product liability claims, product recalls, and increased scrutiny by regulators, any of which could adversely affect the Company’s business.   Beef, chicken, and pork products are vulnerable to contamination by organisms producing food-borne illnesses.  These organisms are generally found in the environment, and, as a result, there is a risk that as a result of food processing, they could be found in the Company’s products.  For example, E. coli is one of many food-borne pathogens commonly associated with beef products.  In addition, certain of the Company’s products contain wheat gluten, which has potential contamination risks.  If contaminated products are shipped for distribution, illness and death could result if the pathogens are not eliminated by processing at the foodservice or consumer level.  The risk can be controlled, but not eliminated, by use of good manufacturing practices and finished product testing.  Also, products purchased from others for re-packing or distribution may contain contaminants that the Company is unable to identify.  The Company may also encounter the same risks if a third party tampers with its products or if its products are inadvertently mislabeled.  Shipment of adulterated products, even if inadvertent, is a violation of law and may lead to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies, any of which could have a material adverse effect on the Company’s reputation, business, prospects, results of operations, and financial condition.

The Company’s insurance and indemnification agreements may be inadequate to cover all the liabilities the Company may incur.   The Company faces the risk of exposure to product liability claims and adverse public relations in the event that the consumption of its products causes injury or illness.  If a product liability claim is successful, the Company’s insurance may not be adequate to cover all liabilities it may incur, including harm to its reputation, and the Company may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all.  The Company generally seeks contractual indemnification and insurance coverage from its suppliers, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party and their insurance carriers, if any, as well as the insured limits of any insurance provided by those suppliers.  If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on its reputation, business, prospects, financial condition and operating results.

A decline in meat consumption, or in the consumption of processed food products, would have a material adverse effect on the Company’s business, financial condition, and operating results.   Adverse publicity relating to health concerns and the nutritional value of meat and meat products or individual states implementing nutrition guidelines limiting the degree to which the Company can sell its products, could adversely affect demand for the Company’s products.  In addition, as substantially all of the Company’s operations consist of the production and distribution of processed food products, a change in consumer preferences relating to processed food products or in consumer perceptions regarding the nutritional value of processed food products could significantly reduce the Company’s sales volume.  A reduction in demand for the Company’s products caused by these factors would have a material adverse effect on the Company’s business, financial condition, and operating results.

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

Outbreaks of disease among cattle, chicken or pigs could significantly reduce demand for the Company’s products and restrict its ability to produce meat and sandwich products, adversely affecting its sales volume.   An outbreak of disease affecting livestock, such as bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or BSE), foot-and-mouth disease, Asian bird flu, or most recently, the contamination of wheat gluten, could result in reductions in demand and restrictions on sales of products to the Company’s customers or purchases of meat and poultry products from its suppliers.  Health concerns about BSE in particular have had an adverse impact on the livestock industry and on sales of beef products in Europe, South America and Japan in past years, which, in turn, could have an adverse impact on the Company’s financial condition and results of operation.

The categories of the food industry in which the Company operates are highly competitive, and the Company’s inability to compete successfully could adversely affect its business, results of operations, and financial condition.   Competition in each of the categories of the food industry in which the Company operates is intense.  The Company’s formed, pre-cooked and ready-to-cook protein products compete with the products of several meat processors, which include Advance Food Company, Tyson, JTM. Food Group, King’s Command Foods, Inc., and Don Lee Farms, in addition to competing with smaller local and regional producers.  The market for hand-held convenience sandwiches has low barriers to entry and is extremely fragmented, with several direct competitors, including Sara Lee/Jimmy Dean Foods, Bridgford Foods Corp., Deli Express, and Landshire, and indirect competition from a variety of substitute products.  Many of the Company’s competitors in each of these categories have substantially greater financial resources, name recognition, research and development, marketing, and human resources.  In addition, if any of the Company’s competitors develop new or enhanced products that are superior to the Company’s products, or market and sell their products more successfully than the Company, the Company may be unable to compete successfully with any or all of these companies.  Increased competition for any of the Company’s products could result in price reductions, reduced margins or loss of market share, any of which could negatively affect the Company’s business, results of operations, and financial condition.

The Company’s top ten customers have historically accounted for a significant portion of its net revenues and its largest customer accounted for approximately 14% of net revenues for successor fiscal 2007.   The Company’s top ten customers accounted for approximately 51% and 55% of its net revenues in successor fiscal 2007 and successor fiscal 2006, respectively.  In particular, the Company’s largest customer accounted for approximately 14% and 21% of net revenues in successor fiscal 2007 and successor fiscal 2006, respectively.  If, for any reason, one of the Company’s key customers were to purchase significantly less of the Company’s products in the future or were to terminate purchases from the Company, or if for any reason the Company was unable to renew an existing contract with a key customer on favorable terms, or at all, and the Company was not able to sell its products to new customers at comparable or greater levels, its business, financial condition, and operating results would suffer.

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

Significant increases in the cost of distribution would have an adverse effect on the Company’s financial condition and operating results.   The Company’s distribution costs include fuel for transportation and electricity for cold storage.  Significant increases in these distribution costs would adversely affect the Company’s financial condition and operating results.  In addition to Zar Tran, the Company uses a core group of contract carriers that have established rates based on mileage to regions or destination states.  A fuel surcharge addendum is a component of all rates to offset the fluctuating price of diesel fuel, primarily to limit the contract carrier’s exposure.  These fuel surcharges have risen over the past year and remain at a historic high.  If these surcharges continue to rise, or if the Company is unable to pass increased distribution costs on to its customers in the form of higher prices for our products, its financial condition and operating results would suffer.

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

The Company is subject to extensive governmental regulations, which require significant compliance expenditures and the Company’s failure to comply with such regulations could adversely affect the Company’s financial condition and results of operation.   The Company is subject to extensive federal, state and local regulations.   Its food processing facilities and food products are subject to frequent inspection by the USDA, FDA, and various state, and local health and agricultural agencies.  Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens.  Many jurisdictions also require that food processors adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes.  Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation.  In addition, the Company’s production and distribution facilities are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health.  Failure to comply with all applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Furthermore, compliance with current or future laws or regulations could require the Company to make material expenditures or otherwise adversely affect the way the Company operates its business, financial condition and operating results.

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

Any material changes to, cutbacks in or termination of the USDA’s Commodity Reprocessing Program could have a material adverse effect on the Company’s sales to schools.   A substantial portion of the products that the Company sells to schools use meat provided to the schools through the USDA’s Commodity Reprocessing Program.  If this program were terminated or significantly curtailed due to budgetary constraints, or if the program were changed in a way that neutralizes what the Company believes is its competitive advantage in complying with program guidelines, the Company may be unable to continue to sell these products to schools at current volumes.  These programs provide food and nutrition assistance to certain eligible institutions. The programs are designed to assist farmers, commodity producers and processors to maintain stable commodity prices and to provide nutritious foods to children.  The Company produces many of its pre-cooked and ready-to-cook proteins using meat provided by customers through this program, which it re-sells to these customers. A material change to, cutback in or termination of the USDA’s Commodity Reprocessing Program could have an adverse effect on the Company’s financial condition and operating results.

Labor disruptions or increased labor costs could adversely affect the Company’s business.   As of March 3, 2007, the Company had approximately 2,800 employees.  The Company considers its relations with its employees to be good.  However, the Company could experience a material labor disruption or significantly increased labor costs at one or more of its facilities in the future, which would have a material adverse effect on its business, financial condition and operating results.

The Company sells a large percentage of its products to schools, which subjects its sales volumes and, thus, its operating results, to seasonal variations.   The Company’s quarterly operating results are affected by the seasonal fluctuations of its sales and operating profits.  The Company derived approximately 24% and 20% of its net revenues in successor fiscal 2007 and successor fiscal 2006, respectively, from sales to schools.  Since schools comprise a significant portion of the Company’s customer base, sales of its products tend to be lower during the summer months.  These lower sales volumes negatively impact its operating profits during the second quarter of each fiscal year.  As a result of these fluctuations, the Company believes that comparisons of its sales and operating results among different quarters within a single fiscal year are not necessarily meaningful and that they cannot be relied upon as indicators of the Company’s future performance.

The Company produces its ready-to-cook and fully-cooked meat products, packaged sandwiches, compartmentalized meals, and specialty bread products in its eight manufacturing and processing facilities.  A material disruption at one of these plants or an increase in demand causing inability to meet customer demands could seriously harm the Company’s financial condition and operating results.   A material disruption at one of the Company’s manufacturing and processing facilities could be caused by a number of different events, including:

•       maintenance outages;

•       prolonged power failures;

•       equipment failure;

•       chemical spill or release;

•       widespread contamination of our equipment;

•       fires, floods, earthquakes or other natural disasters; or

•       other operational problems.

Any material malfunction or prolonged disruption in the operations at one of its facilities could prevent the Company from fulfilling orders to existing customers, and would limit its ability to sell products to new customers.  Any material malfunction or prolonged disruption at one of the Company’s meat processing facilities, or a significant increase in customer demands, could result in the Company’s inability to meet manufacturing requirements.  Any of these events could adversely affect the Company’s business, financial condition and operating results.

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

The Company’s ability to service its debt and meet its cash requirements depends on many factors, some of which are beyond its control. These factors could have a material adverse affect on the Company’s business, financial condition and results of operations.   The Company’s ability to satisfy its obligations, including its New Notes and its credit facility will depend on the Company’s future operating performance and financial results, which will be subject, in part, to factors beyond the Company’s control, including interest rates and general economic, financial and business conditions.  If the Company is unable to generate sufficient cash flow, it may be required to refinance all or a portion of its debt, including the New Notes and its credit facility, obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes, redirect a substantial portion of its cash flow to debt service, which as a result, might not be available for its operations or other purposes, sell some of its assets or operations, reduce or delay capital expenditures, or revise or delay its operations or strategic plans.  If the Company is required to take any of these actions, it could have a material adverse effect on its business, financial condition and results of operations.  In addition, the Company cannot guarantee it would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements, or that these actions would be permitted under the terms of its New Notes or credit facility.

Restrictive covenants in the Company’s debt instruments restrict or prohibit the Company’s ability to engage in or enter into a variety of transactions, which could adversely affect the Company.   The indenture governing the Company’s New Notes and its credit facility contain various restrictive covenants that limit the Company’s discretion in operating its business.  In particular, those agreements limit the Company’s ability to, among other things:

•                  incur additional indebtedness;

•                  make certain investments or acquisitions;

•                  create liens on its assets to secure additional debt;

•                  engage in certain transactions with affiliates;

•                  merge, consolidate or transfer substantially all of its assets; and

•                  transfer and sell assets.

These covenants could have a material adverse effect on the Company’s business by limiting its ability to take advantage of financing, merger and acquisition or other corporate opportunities to fund its operations.  Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the Company’s New Notes and its credit facility.

If the Company’s management determines that its goodwill or other intangible assets are impaired, the Company may be required to write off part of such assets, which would adversely affect its financial position and results of operations.   The Company has goodwill and other intangible assets of approximately $357.8 million and $321.4 million as of March 3, 2007 and March 4, 2006, respectively, which constituted approximately 60% and 68%, respectively, of its total assets. The Company periodically evaluates goodwill and other intangible assets for impairment.  Any future determination requiring the write off of a significant portion of its goodwill or other intangible assets could adversely affect the Company’s results of operations and financial position.

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

Acquisitions by the Company and the integration of such businesses acquired by the Company could impair the Company’s business, financial condition, and operating results.   The Company made two significant acquisitions during successor fiscal 2007 and may acquire other businesses in the future. Although the Company has procedures in place to conduct due diligence reviews of potential acquisition candidates, there is no assurance that such procedures will detect all potential problems.  Acquisitions involve inherent uncertainties including the ability to identify suitable acquisition candidates and negotiate acceptable terms for the acquisition, the ability to integrate the acquired businesses into a larger organization, and the availability of management resources to oversee the operations of the businesses.  Successful integration requires the consolidation of financial functions and synergies, the integration of key personnel, and the maintenance and growth of the existing business.  If the Company is unable to successfully integrate recently acquired businesses and businesses acquired in the future, it could adversely affect the Company’s business, financial condition and operating results.

Item  1B.   Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

The Company’s corporate headquarters is located in a facility it owns in Cincinnati, Ohio.  In addition to the administrative offices located at the Company’s headquarters, the Company utilizes office space in its other manufacturing and processing facilities. The Company produces its ready-to-cook and fully-cooked meat products, packaged sandwiches, compartmentalized meals, and specialty bread products in its eight manufacturing and processing facilities.  Set forth below is certain information relating to Pierre’s principal operating facilities (including these eight manufacturing and processing facilities), all of which are owned by the Company.

Location	Square Feet	Description
Cincinnati, Ohio	26,427	Corporate Headquarters, Administrative Offices
Cincinnati, Ohio	197,545	Manufacturing
Claremont, North Carolina	150,000	Manufacturing
Amherst, Ohio	115,689	Manufacturing/Administrative Offices(1)
Easley, South Carolina	61,277	Manufacturing/Warehouse(1)
Cedartown, Georgia	124,674	Manufacturing(2)
Cedartown, Georgia	58,444	Manufacturing/Administrative Offices(2)
Cedartown, Georgia	10,920	Depot/Administrative Offices(2)
Rome, Georgia	166,836	Manufacturing(2)
Rome, Georgia	28,226	Administrative Offices(2)
Rome, Georgia	40,084	Laboratory/Administrative Offices(2)
Hamilton, Alabama	11,900	Manufacturing(2)

(1)      Acquired as part of the Acquisition of Clovervale.

(2)      Acquired as part of the Acquisition of Zartic.

All of the Company’s manufacturing facilities are federally inspected facilities.  The Company is highly committed to the quality of its products and the safety of its operations.  The Company’s modern equipment is cleanable and monitored by physical, chemical, and microbiological quality assurance programs.  The Company believes that its facilities are generally in good condition and that they are suitable for their current uses.  The Company nevertheless engages periodically in construction and other capital improvement projects that the Company believes are necessary to expand and improve the efficiency of its facilities.  In addition to the facilities owned by the Company, warehouse facilities are leased by the Company throughout the United States and Canada.

Item 3.   Legal Proceedings

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

In August 2005, pursuant to its regulatory authority, HCDOES requested a Method 5 Stack Test be performed to assess the Company’s compliance with its emissions limits. The Company contacted HCDOES, requesting the scheduled stack emission compliance test be postponed while the Company’s independent consulting firm conducted an emissions audit program consisting of a series of engineering stack tests that were performed at both controlled and uncontrolled emission test points in order to evaluate the magnitude of the emissions based on current production data and to estimate new emissions factors by product line. CDOES agreed to this approach and granted permission to delay the standard Method 5 Stack Test originally requested while the Company conducted its emissions audit program.

The Company contracted with an independent environmental consulting firm to perform the audit and evaluation.  As part of the overall audit, this firm performed preliminary testing in early September 2005, which indicated that violations of emission levels may have occurred, and retested in late September 2005. The firm conducted additional tests during October and November of 2005. The Company received the results of the audit in January 2006. The results allowed the Company to evaluate the facility’s current and historical potential and actual emissions. The testing revealed that assumptions made by the Company’s former outside engineering firm concerning particulate emissions and throughput were incorrect. This miscalculation caused the Company to receive permit limits that are lower than actual emissions for certain cook lines.  The Company met with HCDOES in February 2006, to discuss the results of the emissions audit program.

On March 20, 2006, HCDOES sent an NOV to the Company alleging that the Company violated its permit limits for particulate matter (“PM”) and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another NOV to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.  Depending on HCDOES’ interpretation of the data, HCDOES may allege additional violations of emission limits and other regulatory requirements.  To date, the Company has spent approximately $1.6 million for emissions control equipment purchases to comply with relevant laws, and expects to spend an additional $0.3 in successor fiscal 2008.  The Company installed this control equipment in first and second quarter of its successor fiscal 2007. Furthermore, in August 2006, HCDOES requested that the Company submit a determination as to whether or not it was subject to Title V or major new source permitting requirements. The Company responded to HCDOES’ request in September 2006, concluding that the Company was not subject to Title V or major new source permitting requirements based on the Company’s interpretation of such regulations.  The Company received a letter on April 3, 2007, from the Director of the Ohio EPA agreeing that the Company did not trigger major new source permitting requirements.  The ultimate resolution of whether or not the Company was subject to Title V permitting requirements depends on potentially disputed legal issues. The Company is cooperating with the authorities in all aspects of these matters. In addition, the Company consulted with its outside legal counsel to assist them in resolving these matters and estimate the potential fines and penalties that may be assessed in the future.

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

As part of its ongoing operations in the food processing industry, the Company is subject to extensive federal, state, and local regulations and its food processing facilities and food products are subject to frequent inspection, audits and inquiries by the USDA, the FDA, and various local health and agricultural agencies and by federal, state, and local agencies responsible for the enforcement of environmental, labor, and other laws and regulations.  The Company is also involved in various legal actions arising in the normal course of business.  These matters are continuously being evaluated and, in some cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made.  Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company’s consolidated financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

The sole stockholder of the Company re-elected all of the directors of the Company by unanimous written consent effective May 24, 2007.  The directors are listed in Part III, Item 10, of this report.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Since the Company’s going-private transaction on July 26, 2002, the Company has been a wholly-owned subsidiary of PFMI; accordingly, there is no public trading market for the Company’s common stock.  The Company did not declare a cash dividend during successor fiscal 2007, successor fiscal 2006, or predecessor fiscal 2005 and successor fiscal 2005 combined.  The Company’s debt instruments restrict its ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this report and Note 7 – “Financing Arrangements,” to the Company’s Consolidated Financial Statements.  Regardless of the scope of such restrictions, the Company’s policy is to reinvest any earnings rather than pay dividends.

The Company has no compensation plans or individual arrangements under which equity securities of the Company are authorized for issuance; however, Holding, the sole stockholder of PFMI, implemented a stock option plan in successor fiscal 2005 pursuant to which options to purchase shares of common stock of Holding may be issued to officers, employees and consultants of the Company.  In addition, on July 12, 2005, Holding issued 2,000 shares of restricted common stock that vest over time to Scott W. Meader, a director of the Company.  The shares were purchased by Mr. Meader for $10.00 per share. See Note 11 – ”Stock-Based Compensation,” to the Company’s Consolidated Financial Statements.

No equity securities of the Company were purchased or sold by the Company during successor fiscal 2007.

The following table sets forth the number of shares of common stock of Holding subject to options granted pursuant to Holding’s option plan, which is the only outstanding equity compensation plan relating to the Company.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security-Holders	126,219	$10.00	37,559

Equity Compensation Plans Not Approved by Security-Holders	—	N/A	—

TOTAL	126,219	$10.00	37,559

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

	Successor			Predecessor
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues, net	$487,843	$431,633	$294,867	$115,549	$358,549	$276,339
Cost of goods sold	344,165	309,273	217,323	87,025	254,235	184,092
Selling, general, and administrative	85,404	67,839	39,826	26,447	79,982	71,352
Net (gain) loss on disposition of property, plant, and equipment	(2)	6	5	340	11	89
Depreciation and amortization	30,368	30,638	23,170	1,545	4,605	4,125
Operating income	27,908	23,877	14,543	192	19,716	16,681
Interest expense	(25,377)	(22,331)	(19,493)	(6,538)	(16,979)	(14,228)
Other income, net	115	151	24	2	—	447
Income tax benefit (provision)	(846)	465	597	2,080	(1,303)	(1,122)
Income (loss) from continuing operations	1,800	2,162	(4,329)	(4,264)	1,434	1,778
Cumulative effect of accounting change (1)	—	—	—	—	—	(18,605)
Net income (loss)	$1,800	$2,162	$(4,329)	$(4,264)	$1,434	$(16,827)

NET INCOME (LOSS) PER SHARE — BASIC AND DILUTED:
Income (loss) from continuing operations	$18.00	$21.62	$(43.29)	$(42.64)	$14.34	$17.78
Cumulative effect of accounting change	—	—	—	—	—	(186.05)
Net income (loss)	$18.00	$21.62	$(43.29)	$(42.64)	$14.34	$(168.27)

OTHER DATA:
Capital expenditures	$8,658	$7,150	$3,677	$2,084	$10,041	$16,216

BALANCE SHEET DATA:
Working capital	$87,755	$61,997	$62,145	n/a	$46,110	$40,716
Total assets	599,829	472,425	496,588	n/a	175,771	168,781
Total debt	358,844	244,994	263,580	n/a	143,694	136,348
Shareholder’s equity	149,820	148,058	146,023	n/a	6,621	8,998

(1)                   Reflects a loss due to cumulative effect of accounting change in the amount of $18,605 in predecessor fiscal 2003. The loss represents the write-off of goodwill upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations for successor fiscal 2007, successor fiscal 2006, successor fiscal 2005, and predecessor fiscal 2005.  Successor fiscal 2005 and predecessor fiscal 2005 collectively are referred to as “predecessor fiscal 2005 and successor fiscal 2005 combined.”  This section should be read in conjunction with the Company’s Consolidated Financial Statements and considered with “Risk Factors” discussed in Item 1A above, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” below, and “Cautionary Statements Regarding Forward Looking Statements,” which precedes Part I, Item 1 above.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.  The results for all years presented contain 52 weeks.

Results of Operations

Results for successor fiscal 2007, successor fiscal 2006, successor fiscal 2005, and predecessor fiscal 2005 are shown below:

	Successor			Predecessor
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2005
Revenues, net	$487.8	$431.6	$294.9	$115.5
Cost of goods sold	344.1	309.3	217.3	87.0
Selling, general, and administrative	85.4	67.8	39.8	26.4
Net loss on disposition of property, plant, and equipment	—	—	—	0.4
Depreciation and amortization	30.4	30.6	23.2	1.5
Operating income	27.9	23.9	14.6	0.2
Interest expense, net	(25.3)	(22.2)	(19.5)	(6.5)
Income (loss) before income tax	2.6	1.7	(4.9)	(6.3)
Income tax benefit (provision)	(0.8)	0.5	0.6	2.0
Net income (loss)	$1.8	$2.2	$(4.3)	$(4.3)

Successor Fiscal 2007 Compared to Successor Fiscal 2006

Revenue, net.   Net revenues increased by $56.2 million in successor fiscal 2007 compared to successor fiscal 2006, or 13.0%.  This increase was primarily due to (1) increased sales volume as a result of the Acquisition of Zartic (approximately $36.2 million); (2) increased sales volume as a result of the Acquisition of Clovervale (approximately $18.5 million); (3) increased sales volume within the Warehouse Club selling channel (approximately $20.2 million); and (4) increased sales volume across most of the Company’s other end-markets. This increased sales volume was offset by (5) decreased sales volume to the National Accounts end-market (approximately $24.2 million) of which approximately $18.5 million was specific to two large restaurant chain customers due to promotional activity of products not produced by the Company; (6) a decrease in revenues due to lower net sales prices (approximately $8.7 million) as a result of declining commodity protein pricing attributable to market-related pricing contracts with two large National Accounts restaurant chain customers; and (7) a decrease in revenues due to a change in mix to lower priced product offerings.

Cost of goods sold.   Cost of goods sold increased by $34.9 million in successor fiscal 2007 compared to successor fiscal 2006, or 11.3%. This increase was primarily due to (1) increased sales volume as a result of the Acquisition of Zartic (approximately $26.8 million); (2) increased sales volume as a result of the Acquisition of Clovervale (approximately $14.8 million); (3) increased sales volume within the Warehouse Club selling channel (approximately $13.9 million); (4) increased sales volume across most of the Company’s other end-markets (approximately $11.6 million); (5) increased labor and overhead costs related to complying with the Department of Homeland Security’s Basic Pilot Employment Verification Program (approximately $2.9 million); and (6) increased costs due to decreased efficiencies related to decreased sales volume to the National Accounts end-market and increases in other overhead expenses which include utilities, insurance, maintenance parts, and property taxes.

These increases were partially offset by (1) decreased sales volume to the National Accounts end-market (approximately $22.2 million); and (2) decreased raw material protein costs (approximately $17.3 million), of which $8.9 million was due to declining commodity protein pricing attributable to market-related pricing contracts with two large National Accounts restaurant chain customers.

As a percentage of revenues, cost of goods sold decreased from 71.7% to 70.5%, a decrease of 1.2%. This decrease was primarily due to (1) the net impact of decreased prices paid for raw material proteins and formulation mix (approximately 2.4%) of which 0.7% is attributable to market-related pricing contracts with two large National Accounts restaurant chain customers; (2) decreased costs as a result of a change in mix due to increased volume of lower cost products (approximately 1.0%); partially offset by (3) increased labor and overhead costs (approximately 0.7%); (4) a change in mix due to increased volume as a result of the Acquisition of Zartic (approximately 0.3%) and the Acquisition of Clovervale (approximately 0.4%); and (5) increased costs due to decreased efficiencies related to decreased sales volume to the National Accounts end-market and increases in other overhead expenses which include utilities, insurance, maintenance parts, and property taxes.

The primary materials used in the Company’s food processing operations include boneless beef, chicken, pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has market-related pricing contracts that require the Company to immediately pass along commodity price variances.

Approximately 33.4% of total sales for successor fiscal 2007 were protected from commodity exposure, of which 26.3% were attributable to market-related pricing contracts, while the other 7.1% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For successor fiscal 2006, approximately 42.0% of total sales were protected from commodity exposure, of which 35.8% were attributable to market-related pricing contracts, while the other 6.2% were related to the USDA Commodity Reprocessing Program.

The following table represents the (increase)/decrease in the weighted average prices the Company paid for beef, chicken, pork, and cheese excluding unfavorable formulation mix and market-related pricing contracts during successor fiscal 2007 compared to successor fiscal 2006:

(Increase)/Decrease
Successor Fiscal 2007 Compared to
Successor Fiscal 2006
Beef	5.9%)
Chicken	(1.9%)
Pork	4.6
Cheese	11.2%
Aggregate	6.4%

Selling, general, and administrative.   Selling, general and administrative expenses increased by $17.6 million, or 25.9%.  This increase was primarily due to (1) increased volume as a result of the Acquisition of Zartic (approximately $6.6 million); (2) increased selling expenses (approximately $6.5 million); (3) increased distribution costs (approximately $9.8 million); (4) increased volume as a result of the Acquisition of Clovervale (approximately $3.3 million); and (5) increased administrative costs, which included approximately $0.6 million of integration expenses related to the Acquisition of Zartic and the Acquisition of Clovervale offset in part by decreased incentive compensation expense. As a percentage of revenues, selling, general, and administrative expenses increased from 15.7% to 17.5%.

Increased selling expense was incurred primarily as a result of the Acquisition of Zartic and the Acquisition of Clovervale (approximately $2.5 million), as well as increased volume and a shift in sales mix to customers with higher burden rates for sales and marketing expenses, including demonstration expenses (approximately $1.0 million) related to growth in the Warehouse Club selling channel.

Increased distribution expenses resulted primarily from higher storage costs (approximately $1.9 million) resulting from inventories built to maintain customer service levels for customer requirements, and increased freight costs due to higher fuel surcharges, and increased sales volumes across most of the Company’s end-markets (approximately $1.1 million).

Depreciation and amortization.   Depreciation and amortization expense decreased by $0.3 million primarily due to decreased amortization ($2.0 million); offset by increased depreciation expense ($1.7 million).  The decrease in amortization expense was primarily due to the accelerated methods of amortization used for the amortizable intangible assets recorded in conjunction with the Acquisition of Pierre; offset by additional amortization expense as a result of additional amortizable intangible assets recorded as a result of the Acquisition of Zartic and the Acquisition of Clovervale.  The increased depreciation expense was primarily due to the allocation of the Acquisition of Zartic and the Acquisition of Clovervale purchase prices and valuations of property, plant, and equipment as a result of purchase accounting due to the Acquisition of Zartic and the Acquisition of Clovervale.

Interest expense and other income, net.   Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt and interest on the revolving loan.  Interest expense and other income, net increased by $3.1 million, or 13.9%.  This increase is primarily due to increased average outstanding borrowings under the term loan as a result of Amendment No. 2 in order to finance the Acquisition of Clovervale and Amendment No. 3 in order to finance the Acquisition of Zartic, increased floating interest rates related to the Company’s variable-rate interest (approximately 8.75% in successor fiscal 2007 compared with approximately 8.15% in successor fiscal 2006), and increased average borrowings under the Company’s revolving credit facility (approximately $270.0 million in successor fiscal 2007 compared with approximately $253.7 million in successor fiscal 2006).

Income taxes.   The effective tax rate for successor fiscal 2007 was 32.0% compared to 27.4% for successor fiscal 2006.  The change in the effective tax rate is primarily due to (1) the phase-out of Ohio franchise tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”); (2) the impact of permanent differences between GAAP and tax basis income/deductions; (3) the estimated impact of the Section 199 adjustment (the “Domestic Manufacturing Deduction”) in the current year; (4) the impact of Extra-Territorial Income deduction (“ETI”) in the current year as a result of the Company’s sales and business activity in foreign countries (primarily Canada); and (5) the true-up of the provision to return differences in conjunction with the filing of the fiscal 2006 federal tax return on November 15, 2006.

Successor Fiscal 2006 Compared to Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined

As a result of the Acquisition of Pierre as described in Note 1 — “Basis of Presentation and Acquisitions” to the Company’s Consolidated Financial Statements and elsewhere in this report, the following results of operations comparisons demonstrate a significant difference between compared periods.  The Acquisition of Pierre was accounted for under the purchase method of accounting, resulting in an increase in the basis of the Company’s assets.  Due to the change in basis, the Company’s results of operations and those of its predecessor are not considered comparable.  The Company’s results of operations include amortization related to the identifiable intangible assets and interest expense related to the borrowings incurred in connection with the Acquisition of Pierre.  The results for predecessor fiscal 2005 and successor fiscal 2005 are combined in the discussion below in order to provide a more meaningful period-to-period comparison.

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

Net price increases to customers in successor fiscal 2006 consisted of $4.0 million attributable to market-related pricing contracts with two large National Accounts customers, which enable the Company to limit its exposure to raw material price fluctuations, and $3.3 million related to the impact of price increases implemented during the prior year in response to higher raw material prices.

Cost of goods sold.   Cost of goods sold increased by $4.9 million in successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined, or 1.6%.  This increase was primarily due to (1) an increase in costs as a result of increased net revenues due to volume growth; (2) an increase in raw material protein costs (approximately $3.8 million) attributable to market-related pricing contracts with two large National Accounts customers, which enable the Company to limit its exposure to raw material price fluctuations; (3) an increase in utility costs (approximately $1.0 million) primarily due to natural gas and electric cost increases offset by increased efficiencies related to water usage; offset by (4) start-up costs (approximately $3.1 million) incurred in predecessor fiscal 2005 and successor fiscal 2005 combined associated with a National Accounts customer that were not incurred during successor fiscal 2006; (5) a favorable impact as a result of a $2.0 million purchase accounting adjustment on beginning inventory in the prior year comparable period made in connection with the Acquisition of Pierre; and (6) the net impact of decreases in prices paid for raw material proteins and formulation mix excluding raw material protein purchases attributable to market-related pricing contracts with two large National Accounts customers.

As a percentage of revenues, cost of goods sold decreased from 74.2% to 71.7%, a decrease of 2.5%.  This decrease was primarily due to (1) a decrease in costs as a result of an change in mix to lower cost, higher margin products (approximately 1.3%); (2) start-up costs incurred in predecessor fiscal 2005 and successor fiscal 2005 combined associated with a National Accounts customer that were not incurred during successor fiscal 2006 (approximately 0.7%); (3) a favorable impact as a result of a purchase accounting adjustment on beginning inventory in the prior year comparable period made in connection with the Acquisition of Pierre (approximately 0.5%); and (4) the net impact of decreases in prices paid for raw material proteins and formulation mix; offset by (5) an increase in costs as a result of manufacturing efficiencies related to changes in sales mix.

The primary materials used in the Company’s food processing operations include boneless beef, pork, chicken, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has market-related contracts that require the Company to immediately pass along commodity price variances.  During successor fiscal 2006, net raw material protein prices increased approximately $2.7 million including a $4.7 million increase related to market-relating pricing contracts offset by raw material protein price decreases of approximately $2.0 million related to other non-contracted sales.

Approximately 42.0% of total sales for successor fiscal 2006 were protected from commodity exposure, of which 35.8% were attributable to market-related pricing contracts, while the other 6.2% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For predecessor fiscal 2005 and successor fiscal 2005 combined, approximately 44.9% of total sales were protected from commodity exposure, of which 38.7% were attributable to market-related pricing contracts, while the other 6.2% were related to the USDA Commodity Reprocessing Program.

The following table represents the (increase)/decrease in the weighted average prices the Company paid for beef, chicken, pork, and cheese excluding unfavorable formulation mix and market-relating pricing contracts during successor fiscal 2006 compared to predecessor fiscal 2005 and successor fiscal 2005 combined:

(Increase)/Decrease
Successor Fiscal 2006 Compared to
Predecessor Fiscal 2005 and
Successor Fiscal 2005 Combined
Beef	(7.7%)
Chicken	39.0%
Pork	14.2%
Cheese	6.1%
Aggregate	7.8%

Selling, general, and administrative.   Selling, general and administrative expenses increased by $1.6 million, or 2.4%.  This increase was primarily due to (1) an increase in sales volume and an increase in sales mix to lower cost, higher margin end-markets with greater selling burden rates; (2) an increase in storage expense ($1.8 million) as a result of increased inventories built to maintain customer service levels for customer requirements and product line expansion, in addition to increased storage rates paid by the Company; (3) an increase in freight ($2.1 million) due to higher fuel prices and higher fuel surcharges; (4) an increase in selling expenses ($1.6 million) primarily due to selling expenses incurred to establish the Company’s new Military selling channel, product line expansion; and an increase in demonstration expense related to growth in the Warehouse Club selling channel; and (5) an increase in administrative costs; offset by (6) the elimination of expenses related to the selling shareholders and non-recurring transaction fees as a result of the Acquisition of Pierre ($8.8 million). As a percentage of revenues, selling, general, and administrative expenses decreased from 16.1% to 15.7%.

Expenses associated with the selling shareholders in the Acquisition of Pierre during predecessor fiscal 2005 and successor fiscal 2005 combined that are not present in successor fiscal 2006 and are not expected to be incurred in the future include the following:

Predecessor Fiscal 2005 and Successor Fiscal 2005 Combined
(in millions)
Compensation expense(a)	$1.2
Travel and entertainment(b)	1.0
Office expense(c)	0.2
Aircraft expense(d)	0.8
Compass Outfitters(e)	0.1
Professional fees(f)	2.6
Selling shareholders’ other expenses(g)	0.7
Selling shareholders’ transaction fees(h)	1.0
Consulting services(i)	0.8
Endorsement termination(j)	0.3
Other(k)	0.1
Total	$8.8

Compensation expense (a) relates to personnel who were terminated in connection with the Acquisition of Pierre and will not be replaced. Travel and entertainment (b) relates to expenses incurred by personnel who were terminated and will not be replaced as a result of the Acquisition of Pierre. Office expense (c) relates to rent expense, maintenance and other occupancy costs associated with the lease of an office building from a related party that was terminated in connection with the Acquisition of Pierre. Aircraft expense (d) relates to the leasing of an aircraft owned by CHA, which was formerly a subsidiary of PFMI, which was retained by the selling shareholders. Compass Outfitters (e) relates to expenses incurred in connection with an asset that was retained by the selling shareholders. The professional fees (f) primarily relate to the Restructuring and to the Acquisition of Pierre. The selling shareholders’ other expenses (g) relate to outside board of director fees, community relations, and contributions made to the former owners alma mater. The selling shareholders’ transaction fees (h) include legal, accounting, and tax consulting fees related to the Acquisition of Pierre. The consulting services (i) consist of the fee paid to the selling shareholders’ adviser for his role in the Acquisition of Pierre. The endorsement termination (j) relates to the termination of the contract between the Company and Crawford Race Cars, LLC. Other (k) includes employee travel and other expenses incurred as a result of the debt placement for the Acquisition of Pierre.

Depreciation and amortization.   Depreciation and amortization expense increased by $5.9 million.  This is due to an increase in amortization of $5.7 million, primarily related to the allocation of the Acquisition of Pierre purchase price to other intangible assets that was present for the entire successor fiscal 2006 period.  For the prior year comparable period, such amortization of intangible assets only occurred subsequent to the Acquisition of Pierre during successor fiscal 2005.  In addition, depreciation expense increased by $0.2 million, primarily as a result of the allocation of the Acquisition of Pierre purchase price and valuations of property, plant, and equipment as a result of purchase accounting due to the Acquisition of Pierre.

Loss on disposal of assets.   The loss on disposal of assets decreased by $0.3 million. The decrease is due to the recording of losses in the prior year related to affiliated companies as a consequence of the Restructuring.

Interest expense and other income, net.   Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt and interest on the revolving loan, both of which were entered into in connection with the Acquisition of Pierre.  Interest expense and other income, net decreased by $3.8 million, or 14.7%.  This decrease is primarily due to expenses incurred during predecessor fiscal 2005 and successor fiscal 2005 combined as a result of the Acquisition of Pierre, including: (1) $4.3 million for the write-off of deferred loan origination fees; (2) $0.6 million for the repayment of the Old Notes; and (3) $0.5 million for the repayment of the Company’s former revolving credit facility.  This decrease was offset by increased debt and related interest expense as a result of the Acquisition of Pierre, in addition to an increase in floating interest rates related to the Company’s term loan.

Income taxes.   The effective tax rate for successor fiscal 2006 was 27.4% compared to 23.8% for predecessor fiscal 2005 and successor fiscal 2005 combined.  The change in the effective tax rate was primarily due to the impact of new Ohio tax laws enacted in H.B. 66 on June 30, 2005.  H.B. 66 includes the phase-out of Ohio franchise tax and Ohio personal property tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”).  As a result of the enactment, the Company reduced its deferred tax liability based on the phase-out of franchise tax and recorded an additional valuation allowance based on Ohio investment tax credits that are expected to expire prior to utilization.  Excluding the one-time impact of this enactment, the effective tax rate for successor fiscal 2006 would have been 38.3%.

Liquidity and Capital Resources

Net cash provided by operating activities.   Net cash provided by operating activities was $13.8 million, $28.5 million, $12.9 million, and $0.4 million, for successor fiscal 2007, successor fiscal 2006, successor fiscal 2005, and predecessor fiscal 2005, respectively.  The decrease in net cash provided by operating activities for successor fiscal 2007 compared to net cash provided by operating activities for successor fiscal 2006 was primarily due to (1) an increase in refundable income taxes, prepaid expense, and other current assets during successor fiscal 2007 compared to the decrease in the prior year comparable period; (2) an increase in inventories during successor fiscal 2007 that was substantially greater than the increase in the prior year comparable period; (3) a change in deferred income taxes in successor fiscal 2007 compared to less of a change in the prior year comparable period; and (4) an increase in accounts receivable during successor fiscal 2007 that was substantially greater than the increase during the prior year comparable period; offset by (5) an increase in accounts payable and other accrued liabilities during successor fiscal 2007 compared to less of an increase in the prior year comparable period; and (6) a decrease in other non-current assets during successor fiscal 2007 compared to an increase in the prior year comparable period.

The primary components of the net cash provided by operating activities for successor fiscal 2007 were (1) depreciation and amortization of intangible assets (approximately $30.4 million), of which $8.9 million relates to depreciation of fixed assets and $21.4 million relates to amortization of intangible assets; (2) an increase in trade accounts payable and other accrued liabilities (approximately $3.7 million); (3) amortization of deferred loan fees (approximately $1.7 million); and (4) a decrease in other non-current assets (approximately $0.4 million); offset by (5) an increase in inventories (approximately $7.4 million) due to an inventory build to satisfy existing customer needs, new customers needs, and new product lines; (6) a decrease in other long-term liabilities (approximately $4.1 million) primarily as a result of the payment to the selling shareholders, as required by the tax sharing and indemnification agreement, in conjunction with the filing of the federal tax return on November 15, 2006, partially offset by an increase related to the deferred compensation plan and an increase due to a change in the estimated obligation under the tax sharing and indemnification agreement; (7) a change in deferred income taxes (approximately $5.6 million); (8) an increase in receivables (approximately $2.7 million), primarily the result of increased sales; and (9) an increase in refundable income taxes, prepaid expenses, and other current assets (approximately $4.4 million).

The primary components of the net cash provided by operating activities for successor fiscal 2006 were (1) depreciation and amortization of intangible assets (approximately $30.6 million), of which $7.2 million relates to depreciation of fixed assets and $23.4 million relates to amortization of intangible assets; (2) a decrease in refundable income taxes, prepaid expenses, and other current assets (approximately $2.2 million), primarily due to the tax provision recorded as a result of the income in successor fiscal 2006, reducing previously recorded tax benefits; (3) an increase in trade accounts payable and other accrued liabilities (approximately $0.8 million); and (4) amortization of deferred loan fees (approximately $1.7 million); offset by (5) a decrease in other long-term liabilities (approximately $4.3 million) primarily as a result of the payment to the selling shareholders as required by the tax sharing agreement, partially offset by an increase in liability for deferred compensation; (6) a decrease in deferred income taxes (approximately $2.3 million); and (7) an increase in inventories (approximately $1.9 million) due to an inventory build to satisfy existing customer needs, new customers needs, and new product lines.

The primary components of net cash provided by operating activities for successor fiscal 2005 were: (1) depreciation and amortization, including amortization of deferred loan origination fees (approximately $24.2 million); (2) an increase in deferred income taxes (approximately $0.4 million); (3) the write-off of deferred loan origination fees (approximately $4.3 million); (4) an increase in trade accounts payable and other accrued liabilities (approximately $0.9 million); and (5) a decrease in inventory (approximately $0.5 million); offset by (6) an increase in accounts receivable (approximately $9.6 million); and (7) an increase in refundable income taxes, prepaid expenses and other current assets (approximately $3.6 million).

The primary components of net cash provided by operating activities for predecessor fiscal 2005 were: (1) a decrease in accounts receivable (approximately $5.7 million); (2) depreciation and amortization, including amortization of deferred loan origination fees (approximately $2.3 million); (3) an increase in trade accounts payable and other accrued liabilities (approximately $2.2 million); offset by (4) an increase in inventory (approximately $4.9 million); (5) an increase in refundable income taxes, prepaid expenses and other current assets (approximately $0.2 million); and (6) an decrease in deferred income taxes (approximately $2.1 million).

Net cash used in investing activities.   Net cash used in investing activities for successor fiscal 2007, successor fiscal 2006, successor fiscal 2005, and predecessor fiscal 2005 was $122.1 million, $7.2 million, $3.7 million, and $2.1 million, respectively. The primary components for successor fiscal 2007 were the Acquisition of Clovervale (approximately $21.8 million), the Acquisition of Zartic (approximately $91.6 million), plant improvements, which included required upgrades on existing control equipment, and routine capital expenditures (approximately $8.7 million). The primary components for successor fiscal 2006, successor fiscal 2005, and predecessor fiscal 2005 were plant improvements and routine capital expenditures.

Net cash provided by (used in) financing activities.   Net cash provided by financing activities was $105.8 million for successor fiscal 2007. The primary components were: (1) increase term loan borrowings provided by Amendment No. 3 ($100.0 million) for the Acquisition of Zartic; (2) increased term loan borrowings provided by Amendment No. 2 ($24.0 million) for the Acquisition of Clovervale; and (3) net borrowings under the Company’s revolving credit facility (approximately $0.8 million); offset by (4) principal payments on long-term debt (approximately $14.7 million); (5) repayment of debt (approximately $1.6 million) acquired in conjunction with the Acquisition of Clovervale; and (6) loan origination fees (approximately $2.6 million) as a result of Amendment No. 1, Amendment No. 2, and Amendment No. 3 to the Credit Agreement.

Net cash used in financing activities was $18.8 million for successor fiscal 2006. The primary components were: (1) principal pre-payments on long-term debt (approximately $17.8 million); (2) net repayments under the revolving credit agreement (approximately $0.8 million); (3) a return of capital to parent (approximately $0.1 million); and (4) loan origination fees (approximately $0.1 million).

Net cash used in financing activities was $11.3 million for successor fiscal 2005. The primary components were: (1) the payoff of the Old Notes (approximately $115.0 million); (2) a return of capital to parent (approximately $100.1 million); (3) the repayment of debt in conjunction with the Acquisition of Pierre (approximately $29.0 million); (4) net repayment of the revolving credit agreement (approximately $17.7 million); (5) principal payments on long-term debt (approximately $16.2 million); and (6) loan origination fees (approximately $10.0 million); offset by (7) borrowings under the new term loan (approximately $150.0 million); (8) issuance of New Notes ($125.0 million); (9) the termination of a certificate of deposit (approximately $1.3 million); and (10) a contribution from parent (approximately $0.4 million).

Net cash provided by financing activities was $3.7 million for predecessor fiscal 2005. The primary components were: (1) net borrowings under the revolving credit agreement with former lender (approximately $7.7 million); offset by (2) loan origination fees incurred in the amount (approximately $3.4 million); and (3) principal payments on long-term debt in the amount (approximately $0.7 million).

Restructuring.   As previously discussed in Item 1 of this report, on March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s then outstanding Old Notes, representing 97.74% of the outstanding Old Notes, consented to a Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company entered into the Fourth Supplemental Indenture with the Trustee. Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter, and required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); required the termination of all related party transactions, except for certain specifically-permitted transactions as described in Note 16 – “Transactions With Related Parties” to the Company’s Consolidated Financial Statements; provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PFMI and waived any and all defaults of the Indenture existing as of March 8, 2004.

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing debt; assumed $15.3 million of debt from PFMI; cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to CHA; $3.5 million owed to PF Purchasing, a former affiliate of the Company; $0.5 million owed to PF Distribution, a former affiliate of the Company; and assumed the operating leases of PF Distribution, in connection with the Fourth Supplemental Indenture.

Acquisition of Pierre.   As previously discussed in Item 1 of this report, on June 30, 2004, the shareholders of PFMI closed the sale of their shares of stock of PFMI to Holding (see Note 1 – “Basis of Presentation and Acquisition,” to the Company’s Consolidated Financial Statements). Effective June 30, 2004, the Company terminated its three-year variable-rate $40 million revolving credit facility. Existing debt issuance costs related to the Company’s former $40 million facility in the amount of $0.5 million and a prepayment penalty paid to the former lender in the amount of $0.4 million were charged to interest expense.

Also effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility. Funds available under this facility are available for working capital requirements, permitted investments, and general corporate purposes. Borrowings under the new facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets. The interest rates for base rate borrowings under the new revolving credit facility and the new term loan at March 3, 2007 were 9.75% (prime of 8.25% plus 1.50%) and 7.61%, respectively. Base interest rates are lowered by the use of LIBOR tranches as appropriate. Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010. However, in addition to paying all scheduled quarterly payments totaling $8.6 million for the term of the loan, the Company made prepayments on the term loan totaling $4.9 million during successor fiscal 2005. Prepayments totaling $17.4 million were made during successor fiscal 2006. The remaining outstanding balance of $229.0 million as of March 3, 2007 is due on June 30, 2010.

In conjunction with the Acquisition of Pierre, the Company issued the New Notes. The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness, including paying off debt of PFMI assumed by the Company under the Fourth Supplemental Indenture (except capital leases), paying for the Old Notes tendered in connection with the tender offer described in Note 1 – “Basis of Presentation and Acquisitions” to the Company’s Consolidated Financial Statements and redeeming the Old Notes not tendered.

Acquisition of Clovervale.   In conjunction with the Acquisition of Clovervale, on August 21, 2006, the Company entered into Amendment No. 2 to its credit facility. Amendment No. 2 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $24.0 million. A copy of Amendment No. 2 is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2006.

Acquisition of Zartic.   In conjunction with the Acquisition of Zartic, on December 11, 2006, the Company entered into Amendment No. 3 to its credit facility. Amendment No. 3 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $100.0 million. A copy of Amendment No. 3 is included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 16, 2007.

Cash and Cash Equivalents; Borrowing Availability.   As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million and borrowing availability of approximately $35.7 million. Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of the New Notes outstanding. As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility and borrowing availability of approximately $34.4 million. Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of the New Notes outstanding. The maturity date of the $40 million revolving credit facility is June 30, 2009. In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures. As of March 3, 2007, the Company is in compliance with all financial covenants.

Tax Sharing Agreement with Selling Shareholders.   In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes. The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders. As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively. Accordingly, the Company is required to pay and has paid the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits were paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing and indemnification agreement. The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement. During successor fiscal 2007, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders. The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of March 3, 2007, based on all federal and state income tax returns filed subsequent to the Acquisition of Pierre (including the return filed recently on November 15, 2006 for the tax year ended February 24, 2006), the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses. Also as of March 3, 2007, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.4 million). As of the end of successor fiscal 2007, the Company has a remaining liability to the selling shareholders totaling $2.2 million (which reflects the aforementioned $1.3 million adjustment to increase the future liabilities to the selling shareholders during successor fiscal 2007 and the $3.9 million payment made to the selling shareholders in conjunction with the filing of its tax return on November 15, 2006). The remaining portion of the liability is classified as long-term based on the expected timing of the remaining payments to the selling shareholders. While the Company expects to fully utilize the Deal Related NOLs and other deal related expenses, the obligations to the selling shareholders under the tax sharing and indemnification agreement and the timing of future payments are unknown.

Capital Expenditures.   The Company has budgeted approximately $15.9 million for capital expenditures for successor fiscal 2008. These expenditures include a provision for capacity expansion, system upgrades, and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities. The Company believes that funds from operations and funds from its $40 million revolving credit facility, as well as the Company’s ability to enter into capital leases, will be adequate to finance these capital expenditures.

If the Company continues its historical annual revenue growth trend as expected, then the Company will be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand and specific customer requirements. In addition, management believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources. The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments. Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

General.   Significant assumptions underlie the belief that the Company anticipates that its successor fiscal 2008 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its $40 million revolving credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant unbudgeted capital requirements of the Company.

Commercial Commitments, Contingencies, and Contractual Obligations

The Company provided a letter of credit in the amount of $2.8 million, $5.5 million, and $4.5 million in successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively, to its insurance carrier for the underwriting of certain performance bonds. The current letter of credit expires in successor fiscal 2008. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims. Letters of credit for these claims totaled $675,000 in successor fiscal 2007 and $110,000 in both successor fiscal 2006 and in predecessor fiscal 2005 and successor fiscal 2005 combined. In addition, the Company provides secured letters of credit to a limited number of suppliers.

The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows. See Item 3 –  “Legal Proceedings” of this report and Note 17 – “Legal Proceedings,” to the Company’s Consolidated Financial Statements for further discussion of proceedings as of March 3, 2007.

The following tables summarize our contractual obligations and commitments as of March 3, 2007:

	Commitments by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Letters of credit	$3,482,550	$3,482,550	$—	$—	$—
Purchase commitments for capital projects	1,215,912	1,215,912	—	—	—
Purchase commitments for raw materials	5,759,632	5,759,632	—	—	—
Purchase commitments for natural gas	516,987	484,012	32,975	—	—
Other miscellaneous services	75,588	72,837	2,751	—	—
Total	$11,050,669	$11,014,943	$35,726	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$354,800,000	$—	$229,800,000	$—	$125,000,000
Capital lease obligations*	4,479,171	1,799,869	2,470,530	208,772	—
Operating lease obligations	4,517,660	3,806,215	646,610	64,835	—
Interest on fixed-rate debt**	55,956,880	12,617,252	24,824,003	18,515,625	—
Interest on variable-rate debt**	44,248,497	17,699,399	26,549,098	—	—
Total	$464,002,208	$35,922,735	$284,290,241	$19,789,232	$125,000,000

*         Capital lease obligations include interest component related to leases.

**                   Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of March 3, 2007 assuming that the outstanding balances remain unchanged until maturity.

In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes. As of the end of successor fiscal 2007, the Company has recorded the remaining liability, which is classified as long-term based on the expected timing of the remaining payments to the selling shareholders. While the Company expects to fully utilize the Deal Related NOLs and other deal related expenses, the obligations to the selling shareholders under the tax sharing and indemnification agreement and the timing of future payments are unknown, and therefore, excluded from the table above. See “Tax Sharing Agreement with Selling Shareholders” and Note 14 – “Commitments, Contingencies, and Contractual Obligations,” to the Company’s Consolidated Financial Statements for further discussion.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for successor fiscal 2007 and successor fiscal 2006, or predecessor fiscal 2005 and successor fiscal 2005 combined. In addition, the Company does not expect inflation to have a material impact on its results of operations for successor fiscal 2008. However, the Company experienced significant increases in fuel prices in both successor fiscal 2007 and successor fiscal 2006, in addition to raw material price increases in predecessor fiscal 2005 and successor fiscal 2005. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

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

The Company believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company’s application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition.   The Company records revenues from its sales of food products at the time title transfers. Standard shipping terms are FOB destination. Based on these terms, title passes at the time the product is delivered to the customer. Revenue is recognized as the net amount to be received by the Company after deductions for estimated discounts, product returns, and other allowances. These estimates are based on historical trends and expected future payments (see also “Promotions” below).

Goodwill and Other Intangible Assets.   In conjunction with the Acquisition of Pierre, the Acquisition of Clovervale, and the Acquisition of Zartic, the Company engaged an independent party to perform valuations of the Company’s other intangible assets for financial reporting purposes. Assets identified through each of these valuation processes included formulas, customer relationships, licensing agreements, non-compete agreements, and certain trade names and trademarks.

In accordance with Financial Accounting Standard No. 142 (“SFAS 142”) —“Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives. In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Included in the review for impairment are certain assumptions and estimates which include financial forecasts of income and cash flow that are attributable to the Company’s reporting units and indefinite-lived intangible assets (which are discounted to present value at rates reflective of the Company’s cost of capital). As of March 3, 2007, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives. The Company engaged an independent party to perform valuations to assist in the impairment review. There were no impairment charges as a result of this review.

As noted above, the impairment analyses relied on financial forecasts of income and cash flow that are attributable to our reporting units and indefinite-lived intangible assets and then discounted to present value at rates reflective of our cost of capital. Future changes in our financial forecasts or cost of capital might adversely affect the value of our reporting units or indefinite-lived intangible assets. The Company will continue to perform impairment tests on an annual basis and on an interim basis, if certain conditions exist.

The Company’s amortizable intangible assets are amortized using primarily accelerated amortization methods, in addition to the straight-line amortization method, in order to allocate expected benefit derived from the assets over the estimated useful life of such assets.

Promotions.   Promotional expenses associated with rebates, marketing promotions, and special pricing arrangements are recorded as a reduction of revenues or as selling expense at the time the sale is recorded. Certain of these expenses are estimated based on historical trends, expected future payments to be made under these programs, and expected future customer deductions to be taken under these programs. The Company believes the estimates recorded in its financial statements are reasonable estimates of the Company’s liability under these programs.

Stock-Based Compensation.   The Company treats the options to purchase shares of common stock of Holding issued to employees of the Company (“Options”) as stock-based compensation for employees of the Company. Prior to successor fiscal 2007, as permitted under GAAP, the Company accounted for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method. Accordingly, no compensation expense was recognized for the stock option plan in the Company’s Consolidated Statements of Operations.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”.  The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurement. SFAS 157 is effective for interim and annual reporting periods beginning after November 15, 2007. The Company has not yet assessed the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of SFAS 159 on the Company’s consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows. The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at March 3, 2007, March 4, 2006 (the last day of successor fiscal 2006), or March 5, 2005 (the last day of successor fiscal 2005). Certain of the Company’s outstanding nonderivative financial instruments at March 3, 2007 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. There was no significant change in market risk from successor fiscal 2006 compared to successor fiscal 2007.

Interest Rate Risk.   The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt. The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and with maturities that management considers appropriate. The risks associated with long-term debt at March 3, 2007 have increased since March 4, 2006 as a result of the additional long-term debt incurred to finance the Acquisition of Clovervale and the Acquisition of Zartic. Of the long-term debt outstanding at March 3, 2007, the $125.0 million of New Notes and the $4.0 million of capital leases accrue interest at fixed interest rates, while the $229.0 million outstanding borrowings under the Term B Loan facility and the revolving credit facility accrue interest at a variable interest rate. At March 3, 2007, the Company had outstanding borrowings totaling $0.8 million under the revolving credit facility. A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations. A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during successor fiscal 2007 would have decreased net income for that period by approximately $273,000.

The following table summarizes the Company’s market risks associated with long-term debt outstanding at March 3, 2007. The table presents principal cash outflows and related interest rates by maturity date.

	March 3, 2007 Expected Maturities in Fiscal Years Long-Term Debt
	Variable-Rate Long-Term Debt	Fixed-Rate Long-Term Debt	Weighted Average Interest Rate
Fiscal Year
2008	—	1,557,594	7.09%
2009	800,000	1,514,794	8.22%
2010	229,000,000	775,586	7.61%
2011	—	173,888	10.31%
2012	—	22,193	9.06%
Thereafter	—	125,000,000	9.88%
Total	$229,800,000	$129,044,055	8.40%

Fair Value	$229,800,000	$134,669,055

Foreign Exchange Rate Risk.   The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada. The Company does not believe the foreign exchange rate risk on Canadian sales is material. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency. At March 3, 2007 and March 4, 2006, all trade receivables were denominated in US dollars.

Commodity Price Risk.   Certain raw materials used in food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies. Prices for beef, chicken, and pork, the Company’s principal protein raw materials, reached historical highs during predecessor fiscal 2005 and successor fiscal 2005 combined. However, during successor fiscal 2006, the weighted average prices paid for raw materials (excluding market-related pricing contracts) decreased from the historical highs experienced during predecessor fiscal 2005 and successor fiscal 2005 combined, with the exception of beef, which increased by approximately 7.7% compared to the weighted average prices the Company paid during predecessor fiscal 2005 and successor fiscal 2005 combined. During successor fiscal 2007, the weighted average prices paid for raw material (excluding market-related pricing contracts) decreased compared to the weighted average prices paid during successor fiscal 2006. During successor fiscal 2007, the weighted average prices the Company paid for beef, chicken, pork, and cheese (increased) decreased by approximately 1.2%, (8.3%), (6.6%), and 7.3%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of successor fiscal 2006. The Company manages such fluctuations through purchase orders, market-related pricing contracts and by passing on such cost increases to customers. At March 3, 2007, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company’s current positions with respect to such pricing exposures.

Fair Value of Financial Instruments.   The Company’s nonderivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See further discussion in Note 12 – “Disclosures About Fair Values of Financial Instruments,” to the Company’s Consolidated Financial Statements.

Item 8.   Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements required by this Item are on pages F-1 through F-35 of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Not applicable.

Item 9A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of March 3, 2007, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission (the “SEC”).

Changes in Internal Controls.   There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of Sarbanes-Oxley Act of 2002.   On December 15, 2006, the SEC issued a rule (Release No. 33-8760; 34-54942) to grant relief to non-accelerated filers by further extending the date of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). Pursuant to the rule, the Company is required to comply with the Act in two phases. The first phase is effective for the Company’s fiscal year ending March 1, 2008 and requires the Company to issue a management report on internal control over financial reporting. The second phase requires the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending February 28, 2009.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

ROBIN P. SELATI, DIRECTOR, age 41, has served as a director since June 2004. Mr. Selati is a Managing Director of MDP and joined the firm in 1993. Prior to joining MDP in 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the Board of Directors of Carrols Restaurant Group Inc., Tuesday Morning Corporation, Cinemark, Inc., Ruth’s Chris Steak House, Inc. and Yankee Candle.

NICHOLAS W. ALEXOS, DIRECTOR, age 43, has served as a director since June 2004. Prior to co-founding MDP in 1993, Mr. Alexos was with First Chicago Venture Capital for four years. Mr. Alexos also serves on the Board of Directors of National Mentor, Inc. and Sirona Holdings Luxco S.C.A.

GEORGE A. PEINADO, DIRECTOR, age 37, has served as a director since June 2004. Mr. Peinado is a director of MDP and joined the firm in 2004. Prior to joining MDP in 2004, Mr. Peinado was with DLJ Merchant Banking Partners and Morgan Stanley & Co. Mr. Peinado also serves on the Board of Directors of Yankee Candle.

SCOTT W. MEADER, DIRECTOR, age 45, became a director in October 2004. Mr. Meader was formerly the President and Chief Executive Officer of Milnot Holding Corp., having served in that position from 1997 until 2006. Prior to Milnot Holding Corp., Mr. Meader held various positions with Burns Philps Foods PLC, Pet Incorporated, A.T. Kearney and Quaker Oats Co.

NORBERT E. WOODHAMS, PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR AND CHAIRMAN OF THE BOARD, age 61, became the Company’s President and Chief Executive Officer in December 1999 and became a director in June 2004 upon completion of the Acquisition of Pierre. He was elected as Chairman of the Board of the Company effective January 11, 2005. Immediately prior to his election to those offices, Mr. Woodhams was President of Pierre Foods, LLC, the Company’s former operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998.

ROBERT C. NAYLOR, SENIOR VICE PRESIDENT OF SALES AND MARKETING, age 55, became the Company’s Senior Vice President of Sales and Marketing in December 1999. Immediately prior, he was Senior Vice President of Sales of Pierre Foods, LLC, the Company’s former operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998. From 1978 to 1998, he served in various sales positions for Pierre Cincinnati, including Vice President of Sales.

JOSEPH W. MEYERS, CHIEF FINANCIAL OFFICER, age 40, has served as the Company’s Chief Financial Officer since January 2007. Immediately prior, he was the Vice President, Finance, having served in that position since February 2003. He also held various accounting and finance positions with the Company since 1996. Prior to this, Mr. Meyers held the position of General Accounting Manager at OhSe Foods, Lunch Meat Division of Hudson Foods in Topeka, Kansas from 1991 through 1996. In 1996, OhSe Foods divested into Hudson Foods.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Nicholas W. Alexos is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.  Although the Company does not currently have securities listed on a national exchange or on an inter-dealer quotation system, it has selected the definition of “independent” promulgated by the New York Stock Exchange (“NYSE”) to determine whether its directors are independent.  Mr. Alexos is a Managing Partner of Madison Dearborn Partners, LLC, the general partner of Madison Dearborn Partners IV, L.P., which is the general partner of Madison Dearborn Capital Partners IV, L.P., which holds approximately 96% of the issued and outstanding capital stock of Holding, and therefore, the Board of Directors has determined that Mr. Alexos is not independent.

Code of Ethics

The Board of Directors adopted a Code of Ethics effective January 10, 2006, which is applicable to all officers, directors, and employees of the Company.  The portion of such Code of Ethics that constitutes a “Code of Ethics” as defined in Item 406 of Regulation S-K under the Exchange Act is filed as Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 17, 2006.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

General Overview.   As part of the Acquisition of Pierre, MDP, Norbert E. Woodhams, the Company’s President and Chief Executive Officer, and Robert C. Naylor, the Company’s Senior Vice President of Sales and Marketing, became the owners of Holding.  Following the closing of the Acquisition of Pierre, Nicholas Alexos, George Peinado, and Robin Selati, each an employee of an affiliate of MDP, and Mr. Woodhams became directors of the Company.  In January 2005, Scott Meader, who is not affiliated with MDP or the Company, was added as a director of the Company.  At present, the Company’s Compensation Committee is comprised of Messrs. Alexos, Peinado and Selati.

Also, in connection with the Acquisition of Pierre, MDP negotiated compensation arrangements with Messrs. Woodhams and Naylor, each of whom entered into an employment agreement with Holding. The compensation paid to Messrs. Woodhams and Naylor since the closing of the Acquisition of Pierre reflect such negotiations.  In addition, as part of the Acquisition of Pierre, each of Messrs. Woodhams and Naylor were awarded stock options to purchase shares of common stock of Holding. They also invested approximately $4.9 million in a deferred compensation plan, which is funded through a rabbi trust that owns preferred stock of Holding.

Following the Acquisition of Pierre, effective September 5, 2004, certain members of the Company’s management, including Joseph W. Meyers who was then the Vice President, Finance of the Company, were awarded options to purchase shares of common stock of Holding.  Effective January 9, 2007, Mr. Meyers was promoted to the Company’s Chief Financial Officer.  MDP and the Company believe that the equity ownership in Holding further aligns the interests of the Company’s executive officers and other management with those of MDP and other equity investors and encourages the Company’s executive officers and other management to operate the business in a manner that enhances the Company’s equity value.

Throughout this analysis, Norbert E. Woodhams, the Company’s President and Chief Executive Officer, Joseph W. Meyers, the Company’s Chief Financial Officer, and Robert C. Naylor, the Company’s Senior Vice President of Sales and Marketing, are referred to as the “named executive officers.”

Executive Compensation Philosophy.   The Company’s executive compensation program is administered by the Compensation Committee of the Company’s Board of Directors.  The role of the Committee is to review and approve salaries and other compensation of the named executive officers of the Company, to administer the stock option plan of Holding, to review and approve stock option grants under such plan to all employees of the Company including the named executive officers of the Company, and to review and approve the annual cash incentive plans for all employees, including the named executive officers.  The Company’s compensation philosophy is that total cash compensation should vary with performance and long-term incentive should be closely aligned with the interests of the Company’s stockholder and the stockholders of Holding.  The objectives of the Company’s compensation policies are to:

•                  Provide a level of compensation that will allow the Company to attract, motivate, retain and reward talented executives who have the ability to contribute to the Company’s success;

•                  Link executive compensation to the Company’s success through the use of bonus payments based in whole or in part on the Company’s performance;

•                  Align the interests of the executives with those of the Company’s stockholder and the stockholders of Holding;

•                  Provide total compensation that is competitive with other food processing companies of comparable sales volume and financial performance; and

•                  Motivate and reward high levels of performance or achievement.

Components of Executive Compensation Program.   The primary elements of the Company’s executive compensation programs are:

•                  Base salary;

•                  Annual incentive compensation;

•                  Stock-based awards;

•                  Benefits and perquisites;

•                  Severance and change-in-control payments; and

•                  Deferred compensation.

Base Salary.   As part of the Acquisition of Pierre, MDP negotiated employment agreements with each of Messrs. Woodhams and Naylor.  The base salaries of each are specified in their respective employment agreement and are increased annually for cost-of-living increases.  Upon recommendation of management to the Compensation Committee, Mr. Meyers received an increase in his base salary when he was promoted to Chief Financial Officer of the Company.  Such recommendation was based upon competitive benchmark data obtained from public sources, including proxy statements and public surveys.  In addition, the Company increased the annual base salary of Mr. Naylor effective March 1, 2007 from $265,738 to $292,312, or 10%.  This increase was based primarily on Mr. Naylor’s increased responsibility for sales and management associated with the Acquisition of Clovervale and the Acquisition of Zartic.  In general, if a named executive officer’s role and performance level have not changed significantly, and his salary is consistent with market levels of pay, he can typically expect a modest increase in base salary that year.

Annual Incentive Compensation.   In addition to base salary, each named executive officer participates in an annual cash incentive plan, which constitutes the variable, performance-based component of an executive’s cash compensation.  The annual cash incentive plan is designed to reward members of management and other key individuals for performance in the applicable fiscal year.  The plan provides for a target incentive opportunity for each participant consistent with market practice for such participant’s position or job function.  The annual incentive plan is structured to provide a “pool” of dollars based upon the Company’s attainment of certain EBITDA targets for the applicable fiscal year, which are approved by the Compensation Committee.  For purposes of the incentive plan, EBITDA is calculated by adding to, or to the extent a benefit, subtracting from, net income (loss) the following: (i) interest expense, (ii) income tax (provision) benefit, and (iii) amortization and depreciation, each as shown on the Company’s Consolidated Financial Statements.  The achievement of the maximum payout targets is challenging for the Company unless the Company experiences significant sales growth or significantly reduces expenses during the fiscal year.  Under the successor Fiscal 2007 Executive Incentive Compensation Plan, the named executive officers received less than 50% of the pay-out that was achievable had the EBITDA targets been met.

Stock-Based Awards.   The long-term incentive portion of the Company’s compensation program includes stock options to purchase shares of common stock of Holding.  The purposes of providing long-term equity incentives are to promote the Company’s long-term growth and profitability by aligning the interests of the Company’s executives with the interests of the stockholder of the Company and the stockholders of Holding.  The options granted to the named executive officers were made as part of the Acquisition of Pierre and no additional options have been granted to any of the named executive officers since that time.  The options are for a ten year term.  For each option, 40% vests daily over a five year period and 60% vests based upon the Company’s achievement of certain performance goals.  The performance goals were set by MDP in conjunction with the Acquisition of Pierre and are tied to the enterprise value of the Company, which is calculated by multiplying a fixed EBITDA target by a pre-determined multiple and then deducting (i) the net debt (long-term debt, less current installments plus the current installments of long-term debt, less cash on hand, each as shown in the Company’s Consolidated Financial Statements and footnotes thereto) and (ii) preferred equity of Holding, ($133.0 million) and unpaid accumulated dividends on such equity, which accrue at 10% per annum on the original principal amount and on all accrued, but unpaid dividends from June 30, 2004. For purposes of the stock option plan, EBITDA is calculated in the same manner as for the annual cash incentive plan, described immediately above.  To date, the performance targets have not been met and therefore, none of the performance-based options have vested.  The exercise price of all outstanding options to purchase shares of common stock of Holding is $10.00 per share.

Severance and Change in Control Benefits.   As part of the Acquisition of Pierre, the Company entered into employment agreements with each of Messrs. Woodhams and Naylor.  Each employment agreement provides for certain severance benefits to be paid to the named executive officer if the Company terminates the named executive officer’s employment without “cause,” the named executive officer resigns at any time for “good reason”, each as defined in the employment agreement, or the Company elects not to renew the term of the agreement.  In addition, each employment agreement provides for severance payments if the named executive officer elects not to renew the term of his agreement or if he resigns without good reason; provided, however, the Company may elect not to make the severance payments in such circumstances in which case, the named executive officer would not be bound by the non-competition provisions in his agreement.  The Company believes that in these situations, the Company should provide reasonable severance benefits to assist the named executive officer with this transition, recognizing that it may take time for a named executive officer to find comparable employment elsewhere.

Any unvested stock options held by a named executive officer immediately vest upon a change-in-control of the Company or Holding.  The Company believes that such accelerated vesting could align the interests of the named executive officer with the interests of the the stockholder of the Company and the other stockholders of Holding in the event of a sale of the Company when the named executive officer’s interests might otherwise be opposed to the sale of the Company.

Benefits and Perquisites.   The Company’s named executive officers participate in a retirement savings plan, which includes contributory and non-contributory provisions, as well as various health and welfare benefit plans on the same basis as other salaried employees.  The Company’s objective is to offer all salaried employees, including the named executive officers, a benefits package that is competitive within the food processing industry.  In addition, the Company provides certain athletic and social club memberships for Messrs. Woodhams and Naylor, which are considered to be commensurate with their respective positions in the Company and beneficial for sales and marketing objectives.

Deferred Compensation.   In connection with the Acquisition of Pierre, Messrs. Woodhams and  Naylor invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $6.3 million at March 3, 2007.  As with stock options, the deferred compensation promotes the Company’s long-term growth and profitability by aligning the interests of the executives with those of the Company’s stockholder and the stockholders of Holding.

Summary Compensation Table

The following information presents compensation information for services to the Company, for successor fiscal 2007, for each of the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Norbert E. Woodhams, President and Chief Executive Officer	2007	$394,574	$9,538	$139,887(1)	$337,500(2)	$160,552(3)	$1,042,141
Joseph W. Meyers, Chief Financial Officer	2007	$136,408	$661	$22,516(1)	—	$20,209(4)	$179,794
Robert C. Naylor, Senior Vice President of Sales and Marketing	2007	$263,050	$5,869	$93,258(1)	$250,470(5)	$151,660(6)	$764,307

(1)             Paid pursuant to the Company’s Fiscal 2007 Executive Incentive Compensation Plan.  See Grants of Plan-Based Awards table for additional information.

(2)             Represents dividends on the deferred stock bonus held in Mr. Woodham’s account under the Pierre Foods, Inc. Deferred Compensation Plan, including 10% per annum on the initial value of $2,790,000 ($279,000) and 10% per annum on all unpaid dividends through the end of successor fiscal 2007 ($58,500).  See Nonqualified Deferred Compensation table for additional information.

(3)             Represents $109,091 in life insurance premiums, $13,042 in disability insurance premiums, $20,448 in automobile lease payments, $7,737 in matching contributions made by the Company to the Company’s 401(k) plan, and $10,234 in club memberships.

(4)             Represents $12,166 in automobile lease payments, $3,692 in matching contributions made by the Company to the Company’s 401(k) plan, and $4,351 in a prize won at an employee holiday party.

(5)             Represents dividends on the deferred stock bonus held in Mr. Naylor’s account under the Pierre Foods, Inc. Deferred Compensation Plan, including 10% per annum on the initial value of $2,070,000 ($207,000) and 10% per annum on all unpaid dividends through the end of successor fiscal 2007 ($43,470).  See Nonqualified Deferred Compensation table for additional information.

(6)             Represents $109,091 in life insurance premiums, $9,971 in disability insurance premiums, $18,996 in automobile lease payments, $7,575 in matching contributions made by the Company to the Company’s 401(k) plan, and $6,027 in club memberships and payment for opting out of the Company’s health insurance.

Employment Contracts

In connection with the Acquisition of Pierre, each of Messrs. Woodhams and Naylor entered into an employment agreement with Holding, which provided for employment through June 29, 2005.  The term of each employment agreement automatically renewed after a one-year term, and will continue to renew for successive one-year terms unless either party gives the other party written notice of its intent not to renew at least 60 days prior to the expiration of the then-current term.  Pursuant to such agreements, Mr. Woodham’s base salary was set at $375,000 per year and Mr. Naylor’s was set at $250,000 per year, in each case subject to annual adjustments for inflation.  In addition, both are entitled to (i) participate in the annual bonus plan for senior executives of Pierre, (ii) participate in employee benefit programs in which senior executives of Pierre are generally eligible to participate, (iii) use a company car, and (iv) obtain reimbursement of all reasonable out-of-pocket expenses.  If the named executive officer is terminated without cause, dies or becomes disabled, or he resigns for good reason (each as defined in the employment agreement), he will be entitled to receive his base salary for one year and to continue to participate in employee welfare benefit plans during the one-year period.  Each employment agreement contains customary nondisclosure of confidential information provisions and noncompetition covenant with Pierre for a period of one year after termination of employment.

Grants of Plan-Based Awards in Successor Fiscal 2007

Under the Company’s successor Fiscal 2007 Executive Incentive Compensation Plan, upon the achievement of applicable EBITDA (earnings before interest, tax, depreciation, and amortization) measures, the payout to the named executive officers could have ranged from a minimum of 0% to a maximum of 200% of his annual base salary for each of Messrs. Woodhams and Norbert and 100% of his annual base salary for Mr. Meyers.  If the measures were exceeded, the named executive officers could have earned an unlimited amount based upon the extent to which the EBITDA performance exceeded the targeted amounts, as determined by the Compensation Committee (with input of Mr. Woodhams with respect to payouts for Messrs. Meyers and Naylor).  The Company’s EBITDA for successor fiscal 2007 was not at the maximum target levels and therefore, each named executive officer received less than the maximum payout amount.  The amount received by each named executive officer under the Company’s Fiscal 2007 Executive Incentive Compensation Plan is reflected in the Summary Compensation Table.  There were no equity incentive plan awards made to any named executive officer in successor fiscal 2007.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Norbert E. Woodhams, President and Chief Executive Officer	4/4/06	-0-	$789,148	$789,148	(2)
Joseph W. Meyers, Chief Financial Officer	4/4/06	-0-	$136,408	$136,408	(2)
Robert C. Naylor, Senior Vice President of Sales and Marketing	4/4/06	-0-	$526,100	$136,408	(2)

(1)                   The actual amounts paid out to each named executive officer under the Company’s 2007 Executive Incentive Compensation Plan is included in the Summary Compensation Table.

(2)                   Assumes that the target EBITDA performance measure is met but not exceeded.  If the target EBITDA performance measure is exceeded, the named executive officer can earn an unlimited amount based upon the extent to which the target is exceeded, as determined by the Compensation Committee (with input from Mr. Woodhams with respect to awards for Messrs. Meyers and Naylor).

Outstanding Equity Awards at Successor Fiscal 2007 Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at March 3, 2007.  The table reflects options to purchase common stock of Holding.  No stock awards are outstanding that have not vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Norbert E. Woodhams, President and Chief Executive Officer(1)	11,374	-0-	41,854(1)	$10.00	6/30/2014
Joseph W. Meyers, Chief Financial Officer(2)	734	-0-	2,955(2)	$10.00	10/20/2014
Robert C. Naylor, Senior Vice President of Sales and Marketing(3)	6,999	-0-	25,757(3)	$10.00	6/30/2014

(1)                   Option for a total of 53,228 shares of common stock of Holding was granted to Mr. Woodhams effective June 30, 2004, of which 60% vest daily over a 5-year period, and 40% vest over 7 years if certain EBITDA targets are met.

(2)                   Option for a total of 3,869 shares of common stock of Holding was granted to Mr. Meyers effective September 5, 2004, of which 60% vest daily over a 5-year period, and 40% vest over 7 years if certain EBITDA targets are met.

(3)                   Option for a total of 32,756 shares of common stock of Holding was granted to Mr. Naylor effective June 30, 2004, of which 60% vest daily over a 5-year period, and 40% vest over 7 years if certain EBITDA targets are met.

Option Exercises

No named executive officer exercised any stock options of Holding during successor fiscal 2007.

Nonqualified Deferred Compensation

In connection with the Acquisition of Pierre, the Company established the Pierre Foods, Inc. Deferred Compensation Plan pursuant to which Messrs. Woodhams and Naylor hold deferred stock bonus awards.  The awards are held in an account for such named executive officer and are to be paid out upon the earliest to occur of the dissolution and liquidation of the Company or Holding, determination by the Company of a change in applicable tax laws, the termination of employment of the named executive officer due to his death or disability, the redemption of securities issued by the Company or any affiliate of the Company (which are held in the rabbi trust established for the plan), or June 30, 2016.  In addition, the Compensation Committee may distribute the account to the named executive officer upon termination of his employment for any reason.  The Deferred Compensation Plan holds 4,860 shares of preferred stock of Holding and each participant’s account is deemed to receive all dividends, interest, earnings and other property which would have been received with respect to the preferred stock of Holding if such account were actually invested in the preferred stock.

The following table summarizes the nonqualified deferred compensation held by each of Messrs. Woodhams and Naylor as of March 3, 2007.  Mr. Meyers did not have any nonqualified deferred compensation at any time during successor fiscal 2007.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Norbert E. Woodhams, President and Chief Executive Officer	-0-	-0-	$337,590	(1)	-0-	$3,622,278	(2)
Robert C. Naylor, Senior Vice President of Sales and Marketing	-0-	-0-	$250,470	(1)	-0-	$2,687,497	(2)

(1)                   Included in the Summary Compensation Table.

(2)                   Includes the initial deferred stock bonus account of $2,790,000 for Mr. Woodhams and $2,070,000 for Mr. Naylor, and accrued, but unpaid dividends on such amounts as of March 3, 2007.

Potential Payments Upon Termination or Change-in Control

Severance Benefits

Each of Messrs. Woodhams and Naylor are entitled to certain severance benefits under their respective employment agreements if (i) the Company terminates the named executive officer’s employment without “cause” (as defined in the employment agreement), (ii) the named executive officer resigns for “good reason” (as defined in employment agreement), (iii) the Company elects not to renew the term of the employment agreement, or (iv) the named executive officer resigns without good reason or he elects not to renew the term of the employment agreement and the Company elects to pay the severance amount in which case the named executive officer is bound by the non-competition provisions in such agreement.  In any such event, the named executive officer will continue to receive his base salary and benefits to the date of termination and will receive the following additional benefits after executing, and not revoking, a general release:

•                  Base salary for one year following termination of employment.

•                  Continuation of health and welfare benefits for one year after the date of termination of employment.

In addition, except in the case of termination of the named executive officer for cause or his resignation without good reason, each of Messrs. Woodhams and Naylor are entitled to receive upon termination of employment, a pro rata portion of his annual incentive award for the year of termination.

If termination of the named executive officer is initiated by the Company for cause or by the named executive officer without good reason or the named executive officer does not renew the term of his agreement (and in either of the last two cases, the Company elects not to pay severance in which case the named executive officer is not bound by the non-competition provision in his employment agreement), the named executive officer will not be entitled to any severance payments other than salary and benefits accrued through the termination date.

Non-Competition Provisions

Each of Messrs. Woodhams and Naylor is subject to non-competition restrictions in his employment agreement for a one-year period following termination of employment for any reason; however, if the named executive officer does not renew the term of his employment agreement or if he resigns without good cause (as defined in the agreement) and in either case, the Company elects not to pay severance benefits to the named executive officer, he is not bound by the non-competition restrictions.

Equity Ownership Implications upon Termination or Change-in-Control

Upon the termination of employment of any named executive officer, all options to purchase shares of common stock of Holding held by such named executive officer, which have not vested prior to the date of termination of employment, expire and are forfeited. All vested options held by the named executive officer also expire and are forfeited upon the termination of his employment unless such termination of employment was (i) due to the named executive officer’s death or disability, in which case, the vested options expire 180 days following termination of employment, or (ii) by the Company without cause (as defined in the named executive officer’s employment agreement or if there is no such agreement, the stock option plan) or is due to the resignation or retirement of the named executive officer, in which cases, the vested options expire 60 days following the date of termination.

Upon termination of employment of a named executive officer, the Company or MDP may purchase any shares of common stock of Holding held by such executive officer. The purchase price for such shares is the fair market value as determined in good faith by the Compensation Committee (or if no such Committee, the full Board of Directors) of Holding, taking into account all relevant factors determinative of value (including lack of liquidity, but without regard to any discounts for minority interests).

If there is a change-in-control of Holding, which includes (i) the sale of the Company to an independent third party pursuant to which such party acquires capital stock of Holding possessing the voting power under normal circumstances to elect a majority of the Board of Directors of Holding or (ii) the sale of all or substantially all of the assets of the Company (on a consolidated basis), any options to purchase shares of common stock of Holding held by any of the named executive officers that have not vested prior to such change-in-control, automatically vest, subject to limitations relating to the number that vest pursuant to the performance-vesting provisions.

Below is a summary of the estimated termination/severance benefits that would be paid in various circumstances as of March 3, 2007:

Name	Termi- nation With Cause (1)		Termi- nation Without Cause (2)		Death or Disability		Change-In- Control
Norbert E. Woodhams
Cash severance(4)	$—		$1,183,722		$1,183,722		$—
Health and welfare benefits	$—		$122,133		$122,133		$—
Purchase of Common Stock(3)	$325,865		$325,865		$325,865		$1,524,982
Deferred Compensation	$3,622,278	(5)	$3,622,278	(5)	$3,622,278	(5)	$—

Joseph W. Meyers
Purchase of Common Stock(3)	$21,029		$21,029		$21,029		$105,690

Robert C. Naylor
Cash severance(4)	$—		$789,150		$1,183,722		$—
Health and welfare benefits	$—		$119,062		$119,062		$—
Purchase of Common Stock(3)	$200,521		$200,521		$200,521		$938,459
Deferred Compensation	$2,687,497	(5)	$2,687,497	(5)	$2,687,487	(5)	$—

(1)                   Includes termination by the Company for cause, resignation by the named executive officer without good reason, or election by the Company not to renew the term of the named executive officer’s employment agreement.

(2)                   Includes (a) termination of the named executive officer’s employment by the Company without cause, (b) termination of employment due to the death or disability of the named executive officer, (c) resignation by the named executive officer with good reason, (d) election by the Company not to renew the term of the named executive officer’s employment agreement, or (e) election by the named executive officer not to renew the term of his employment agreement or resignation by the named executive officer with good reason, in each case if the Company elects to pay the severance (in which case, the named executive officer is bound by the non-competition provisions in his employment agreement).

(3)                   Assumes that the named executive officer exercises his vested options within the time limits set forth in his stock option agreement and that the Company or MDP elects to purchase the named executive officer’s shares upon exercise of the option by the named executive officer. The amounts shown include the repurchase of the options by the Company at the estimated fair market value of the underlying shares of common stock of Holding as of March 3, 2007. Upon a change-in-control, it also assumes that the performance vested options were fully vested at the end of the fiscal year immediately preceding the change-in-control.

(4)                   Cash severance includes payment for base salary and the annual incentive award for the year of termination. The named executive officer is entitled to a pro rata portion of his annual incentive award. The table includes the amount that the named executive officer would receive if he receives a full year of his annual incentive award, assuming the Company met (but did not exceed) the performance targets.

(5)                   Assumes that the Compensation Committee elects to distribute the named executive officer’s deferred stock bonus account to the named executive officer upon termination of employment, including by reason of death or disability.

Compensation of Directors

During successor fiscal 2007, directors of the Company who are employees or affiliates of MDP did not receive fees for services as directors. Scott W. Meader, a director who is not an employee of the Company or any affiliate of MDP, receives $35,000 annually. In addition, upon his election as a director of the Company, Holding entered into a restricted stock agreement with Mr. Meader pursuant to which Mr. Meader purchased 2,000 shares of common stock of Holding for $10.00 per share. The shares vest as follows:  187 shares vested upon execution of the restricted stock agreement and the remaining 1,813 vest over 4½ years provided that Mr. Meader continues to be a director of the Company and Holding. In the event that he ceases to be a director of the Company or Holding, Holding has an option to repurchase the vested shares at the greater of the fair market value or $10.00 per share and the unvested shares at $10.00 per share. If Holding does not exercise such option, MDP then has the option to purchase the shares on the same terms. The shares are also subject to restrictions, including restrictions on transfer, set forth in the Stockholder’s Agreement dated June 30, 2004 among certain stockholders of Holding. All of the Company’s directors are reimbursed for out-of-pocket expenses incurred in connection with attending all Board and Board committee meetings.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)		Total ($)
Scott W. Meader	$35,000	$894	(1)	$35,894

(1)                   Represents restricted stock vested in successor fiscal 2007.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Nicholas W. Alexos
George A. Peinado
Robin P. Selati

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

All of the Company’s capital stock is owned by PFMI, which is a wholly-owned subsidiary of Holding.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of Holding as of March 3, 2007, by (1) each person known by the Company to own beneficially more than five percent of the outstanding shares of common stock of Holding; (2) each of the directors and executive officers of Holding; and (3) all of the directors and executive officers of Holding as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned. Percentage ownership is based on 1,479,500 shares of common stock of Holding outstanding as of March 3, 2007.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Outstanding Common Stock
Madison Dearborn Capital Partners IV, L.P.	1,420,000	(1)	96.0%
Norbert E. Woodhams	38,072	(2)	2.6%
Joseph W. Meyers	837	(3)	*(4)
Robert C. Naylor	30,429	(5)	2.0%
Nicholas W. Alexos	1,420,000	(6)	96.0%
Scott W. Meader	843	(7)	*(6)
Robin P. Selati	1,420,000	(6)	96.0%
George A. Peinado	—		—
All directors and executive officers as a group (8 persons)	1,490,181	(2)(3)(5)(6)	99.3%

(1)

The listed shares are directly owned by Madison Dearborn Capital Partners IV, L.P. (“MDCP IV”). Madison Dearborn Partners IV, L.P. (“MDP IV”) is the general partner of MDCP IV and Madison Dearborn Partners, LLC (“MDP LLC”) is the general partner of MDP IV. MDP IV and MDP LLC may therefore be deemed to have shared voting and dispositive power with respect to all of the shares owned by MDCP IV. The address for MDCP IV, MDP IV, and MDP LLC is Three First National Plaza, Suite 3800, Chicago, Illinois 60602.

(2)	Includes 7,835 shares subject to options exercisable within 60 days by Mr. Woodhams.
(3)	Includes 837 shares subject to options exercisable within 60 days by Mr. Meyers.
(4)	Less than one percent (1%).
(5)	Includes 4,821 shares subject to options exercisable within 60 days by Mr. Naylor.
(6)

Messrs. Selati and Alexos are Managing Directors of MDP LLC, the general partner of MDP IV, which in turn is the general partner of MDCP IV. Messrs. Selati and Alexos disclaim beneficial ownership of those shares, except to the extent of any pecuniary interest therein.

(7)	Represents vested shares of Restricted Stock sold to Mr. Meader on July 12, 2005.

Item 13.   Certain Relationships, Related Transactions, and Director Independence

Transactions with Related Persons.   Norbert J. Woodhams, one of the Company’s Vice Presidents, is the son of Norbert E. Woodhams, the Company’s President and Chief Executive Officer, and a director and Chairman of the Board. In successor fiscal 2007, Norbert J. Woodhams received a base salary of one hundred and seventeen thousand dollars and earned a bonus of forty thousand dollars under the Company’s annual cash incentive plan. The base salary and cash incentive earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

Review, Approval, or Ratification of Transactions with Related Persons.   The Company and its Audit Committee have adopted written procedures, which regarding related party transactions. Pursuant to those procedures, any related party transaction that would be required to be reported in this report, must first be presented to and approved by the Company’s Chief Executive Officer and Chief Financial Officer, and if the transaction is material, also by the Audit Committee before the Company makes a binding commitment to the related party. The Company expects all of its employees to comply with such procedures. For each related party transaction presented for approval, the Company will consider all relevant factors including whether the proposed transaction would be entered into in the ordinary course of our business on customary business terms, whether any related party has been or will be involved in the negotiation of the proposed transaction on the Company’s behalf, and whether the proposed transaction appears to have been negotiated on an arms-length basis without interference or influence on the Company by any related party. The Company may condition its approval on any restrictions it deems appropriate, including receiving assurances from any related party that he or she will refrain from participating in the negotiation of the proposed transaction on the Company’s behalf and in the ongoing management of the business relationship on the Company’s behalf should the proposed transaction be approved. If after a transaction has been completed, the Company discovers that it is a related party transaction, the Company will promptly advise management and if the transaction was material, it will also advise the Audit Committee. In that case, the Company may honor the contractual commitment if entered into in good faith by an authorized representative of the Company, but the Company may impose appropriate restrictions on the continued maintenance of the business relationship similar to those described above. If the Company’s President and Chief Executive Officer, Chief Financial Officer, or any member of the Company’s Audit Committee has a direct or indirect interest in a proposed transaction, that individual must disclose his or her interest in the proposed transaction and refrain from participating in the approval process. Following the Acquisition of Zartic, three suppliers of Zartic were determined to have relationships with certain employees of Zartic. Because these suppliers were in place prior to the Acquisition of Zartic, the Company’s policies and procedures with respect to related party transactions were not followed when such relationships were established. After review, the Company determined to discontinue such supplier relationships.

Director Independence.   Although the Company does not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, it has selected the definition promulgated by the New York Stock Exchange, or NYSE, to determine which of its directors qualifies as independent. Using the independence tests promulgated by the NYSE, the Company’s Board of Directors has determined that Scott W. Meader is an independent director. In making this determination, the Board of Directors considered that Mr. Meader holds 2,000 shares of restricted stock of Holding, but that such shares were issued to him in connection with his agreement to serve as a director of the Company. Mr. Meader has no other material relationship with the Company.

Under the NYSE rules, the Company is considered a “controlled company” because more than 50% of the Company’s voting power is held by a single person. Accordingly, even if the Company was a listed company under NYSE, it would not be required by NYSE rules to maintain a majority of independent directors on its Board of Directors, nor would it be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors. The Company does not maintain a nominating committee and the Company’s Compensation Committee does not include any independent directors.

Item 14.   Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for successor fiscal 2007, successor fiscal 2006, and for other services rendered by Deloitte & Touche LLP during those periods:

	Successor Fiscal 2007	Successor Fiscal 2006
Audit fees(1)	$712,000	$254,000
Audit-related fees(2)	—	24,925
Tax Fees	—	—
All other Fees	—	—

Total	$712,000	$278,925

 (1)                Audit fees during both successor fiscal 2007 and successor fiscal 2006 consisted of fees for services performed in the audits of the consolidated financial statements of the Company, as well as the audit of stand-alone financial statements in conjunction with the Acquisition of Clovervale and assistance with review of other documents filed with the SEC.

(2)                   Audit-related fees during successor fiscal 2006 include payment for services in connection with a comment letter issued to the Company by the SEC dated September 15, 2005 related to the Company’s Annual Report on Form 10-K for successor fiscal 2006. The Audit Committee of the Company’s Board of Directors pre-approved such services.

The Board of Directors of the Company considered the impact on auditor’s independence in connection with non-audit services and concluded there is no adverse effect on their independence.

Policy on Board of Directors Pre-Approval of Audit and Permissible Non-audit Services of Independent Accountants

The Audit Committee of the Board of Directors of the Company has responsibility for appointing, setting compensation and overseeing the work of the public accountant. In recognition of this responsibility, the Audit Committee of the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the public accountant.

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
Chief Financial Officer

Dated: June 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pierre Foods, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NORBERT E. WOODHAMS	Chief Executive Officer and	June 15, 2007
Norbert E. Woodhams	President (Principal Executive Officer),
Director and Chairman of the Board

/s/ JOSEPH W. MEYERS	Chief Financial Officer	June 15, 2007
Joseph W. Meyers	(Principal Financial Officer and
Principal Accounting Officer)

/s/ NICHOLAS W. ALEXOS
Nicholas W. Alexos	Director	June 15, 2007

/s/ SCOTT W. MEADER	Director	June 15, 2007
Scott W. Meader

/s/ GEORGE A. PEINADO	Director	June 15, 2007
George A. Peinado

/s/ ROBIN P. SELATI	Director	June 15, 2007
Robin P. Selati

INDEX TO EXHIBITS

	Description		Location
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1

Stock Purchase Agreement, dated May 11, 2004, among PF Management, Inc., the PF Management, Inc. Shareholders, David R. Clark, as Shareholders Agent, and Pierre Holding Corp. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission On May 17, 2004)

**

2.2

Share and Asset Purchase Agreement dated August 18, 2006, among Pierre Foods, Inc., Clovervale Farms, Inc., Cawrse Properties, LLC, Clovervale Realty, Inc. and Richard S. Cawrse, Jr. (filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006)

**

2.3

Asset Purchase Agreement dated November 3, 2006, among Pierre Newco I, LLC, Pierre Newco II, LLC, Zartic, Inc., Zar Tran, Inc., JEM Sales, Inc., MNM Leasing Company, LLC, James E. Mauer, Jeffrey J. Mauer, Christopher W. Mauer, and Tamara L. Mauer (filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K, filed with the Securities and Exchange Commission on December 15, 2006)

**

2.4

First Amendment to Asset Purchase Agreement dated December 11, 2006, among Pierre Newco I, LLC, Pierre Newco II, LLC, Zartic, Inc., Zar Tran, Inc., JEM Sales, Inc., MNM Leasing Company, LLC, James E. Mauer, Jeffrey J. Mauer, Christopher W. Mauer, and Tamara L. Mauer (filed as Exhibit 2.2 to the Company’s Current Report of Form 8-K, filed with the Securities and Exchange Commission on December 15, 2006)

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

4.1

Indenture, dated as of June 30, 2004, between Pierre Merger Corp. and U.S. Bank National Association, Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

4.2

First Supplemental Indenture, dated as of June 30, 2004, among Pierre Foods, Inc., Fresh Foods Properties, LLC and U.S. Bank National Association, Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

4.3

Second Supplemental Indenture, dated as of September 13, 2006, among Clovervale Farms, Inc., Chefs Pantry, Inc., Clovervale Transportation, Inc., Pierre Real Property, LLC, Pierre Foods, Inc., the other Guarantors listed therein, and U.S. Bank National Association, Trustee

*

4.4

Third Supplemental Indenture, dated as of January 5, 2007, among Zartic, LLC, Zar Tran, LLC, Zartic Real Property, LLC, Zar Tran Real Property, LLC, Warfighter Foods, LLC, Pierre Foods, Inc., the other Guarantors listed therein, and U.S. Bank National Association, Trustee

*

4.5

Registration Rights Agreement, dated June 30, 2004, among Pierre Foods, Inc. and Banc of America LLC and Wachovia Capital Markets, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(10)	MATERIAL CONTRACTS

Management Contracts and Compensatory Plans or Arrangements
10.1

Third Amendment to Incentive Agreement, dated as of May 11, 2004, between Pierre Foods, Inc. and Norbert E. Woodhams (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 17, 2004)

**

10.2

Amendment to Employment Agreement, dated as of May 11, 2004, between Pierre Foods, Inc. and Robert C. Naylor (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 17, 2004)

**

10.3

Pierre Foods, Inc. Fiscal 2008 Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Company Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007)

**

10.4

Employment Agreement dated as of May 11, 2004 between Pierre Holding Corp. and Norbert E. Woodhams (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

10.5

Employment Agreement dated as of May 11, 2004 between Pierre Holding Corp. and Robert C. Naylor (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

	10.6	Pierre Foods, Inc. Deferred Compensation Plan (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)	**

	10.7	Pierre Holding Corp. 2004 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 18, 2005)	**

	10.8	Form of Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 18, 2005)	**

10.9

Restricted Stock Agreement dated July 12, 2005 between Pierre Holding Corp. and Scott W. Meader (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2005)

**

Other Material Contracts
10.10

Assignment and Assumption and Subordination Agreement dated as of March 8, 2004, between Pierre Foods, Inc. and PF Management, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March  9, 2004)

**

10.11

Termination Agreement, dated as of March 8, 2004, between Columbia Hill Aviation, LLC and Pierre Foods, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.12

Termination Agreement, dated as of March 8, 2004, between PF Purchasing, LLC and Pierre Foods, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.13

Termination Agreement, dated as of March 8, 2004, between PF Distribution, LLC and Pierre Foods, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.14

Credit Agreement, dated as of June 30, 2004, among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto (filed as Exhibit 10.14 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

10.15

Amendment No. 1 to Credit Agreement, dated as of April 3, 2006, among Pierre Foods, Inc., the Lenders, and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Company Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2006)

**

10.16

Amendment No. 2 dated August 21, 2006 to the Credit Agreement dated June 30, 2004, among Pierre Foods, Inc., the Lenders, and Wachovia Bank, National Association, as Administrative and Collateral Agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, as amended by Amendment No. 1 dated April 3, 2006 (filed as Exhibit 10.1 to the Company Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006)

**

10.17

Amendment No. 3 dated December 11, 2006 to the Credit Agreement dated June 30, 2006 among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC, and Bank of America Securities, LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto, as amended by Amendment No. 1 dated April 3, 2006 and Amendment No. 2 dated August 21, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 16, 2007)

**

10.18

Amended and Restated Tax Sharing and Indemnification Agreement, dated as of May 11, 2004, among PF Management, Inc., the PF Management, Inc. Shareholders, David R. Clark as Shareholders Agent and Pierre Holding Corp. (filed as Exhibit 10.18 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(12)	CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES		*
(14)	CODE OF ETHICS (filed as Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 17, 2006)		**

(21)	SUBSIDIARIES OF THE REGISTRANT

	21	Subsidiaries of Pierre Foods, Inc.	*

(31)	RULE 13a-14(a)/15(d)-14(a) CERTIFICATIONS

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company	*

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company	*

(32)	SECTION 1350 CERTIFICATIONS
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company	*

*       Filed herewith.

**     Indicates that Exhibit is incorporated by reference in this report from a previous filing with the Commission.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PIERRE FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets—March 3, 2007 and March 4, 2006	F-3

Consolidated Statements of Operations—for the year ended March 3, 2007, for the year ended March 4, 2006, and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005

F-4

Consolidated Statements of Shareholder’s Equity—for the year ended March 3, 2007, for the year ended March 4, 2006, and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005

F-5

Consolidated Statements of Cash Flows—for the year ended March 3, 2007, for the year ended March 4, 2006, and for the periods from March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005

F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Pierre Foods, Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Pierre Foods, Inc. and subsidiaries (the “Company”) as of March 3, 2007 and March 4, 2006, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the years ended March 3, 2007 and March 4, 2006 and  for the periods from July 1, 2004 through March 5, 2005 and March 7, 2004 through June 30, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pierre Foods, Inc. and subsidiaries at March 3, 2007 and March 4, 2006, and the results of its operations and its cash flows for the years ended March 3, 2007 and March 4, 2006 and the periods from July 1, 2004 through March 5, 2005 and March 7, 2004 through June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

June 15, 2007

PIERRE FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	Successor
	March 3, 2007	March 4, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,631	$2,540,722
Accounts receivable, net	46,138,649	29,590,488
Inventories	68,496,266	45,686,342
Refundable income taxes	4,612,613	1,650,812
Deferred income taxes	5,159,359	3,976,012
Prepaid expenses and other current assets	5,553,263	3,165,310
Total current assets	130,048,781	86,609,686

PROPERTY, PLANT, AND EQUIPMENT, NET	98,559,861	56,206,497
OTHER ASSETS:
Other intangibles, net	139,550,756	134,844,032
Goodwill	218,221,866	186,535,050
Deferred loan origination fees	8,266,710	7,331,561
Other	5,181,501	897,845
Total other assets	371,220,833	329,608,488
Total Assets	$599,829,475	$472,424,671

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,557,594	$229,172
Trade accounts payable	20,567,325	11,897,576
Accrued payroll and payroll taxes	7,116,045	5,014,821
Accrued interest	5,568,643	1,780,618
Accrued promotions	3,278,430	3,258,650
Accrued taxes (other than income and payroll)	1,095,511	796,531
Other accrued liabilities	3,110,606	1,635,052
Total current liabilities	42,294,154	24,612,420
LONG-TERM DEBT, less current installments	357,286,462	244,764,487
DEFERRED INCOME TAXES	45,662,017	48,821,259
OTHER LONG-TERM LIABILITIES	4,766,732	6,168,649
COMMITMENTS AND CONTINGENCIES	—	—
Total Liabilities	450,009,365	324,366,815

SHAREHOLDER’S EQUITY:
Common stock - Class A, 100,000 shares authorized, issued, and outstanding at March 3, 2007 and March 4, 2006	150,187,941	150,225,541
Accumulated deficit	(367,831)	(2,167,685)
Total Shareholder’s Equity	149,820,110	148,057,856
Total Liabilities and Shareholder’s Equity	$599,829,475	$472,424,671

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			Fiscal 2005	Fiscal 2005
	Fiscal 2007	Fiscal 2006	For the Period	For the Period
	For the Year	For the Year	July 1, 2004	March 7, 2004
	Ended	Ended	Through	Through
	March 3, 2007	March 4, 2006	March 5, 2005	June 30, 2004
REVENUES, NET:	$487,842,986	$431,632,864	$294,867,222	$115,548,564

COSTS AND EXPENSES:
Cost of goods sold	344,164,566	309,272,849	217,322,673	87,025,521
Selling, general and administrative expenses	85,403,876	67,838,965	39,827,160	26,446,857
Loss on disposition of property, plant and equipment, net	(2,025)	6,388	5,372	339,921
Depreciation and amortization	30,367,805	30,638,357	23,169,814	1,544,903
Total costs and expenses	459,934,222	407,756,559	280,325,019	115,357,202

OPERATING INCOME	27,908,764	23,876,305	14,542,203	191,362

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(25,377,115)	(22,331,204)	(19,493,148)	(6,537,519)
Other income	115,026	151,739	24,334	1,784
Interest expense and other income, net	(25,262,089)	(22,179,465)	(19,468,814)	(6,535,735)

INCOME (LOSS) BEFORE INCOME TAX	2,646,675	1,696,840	(4,926,611)	(6,344,373)

INCOME TAX (PROVISION) BENEFIT	(846,821)	464,862	597,224	2,080,338

NET INCOME (LOSS)	$1,799,854	$2,161,702	$(4,329,387)	$(4,264,035)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

Net income (loss) per common share - basic and diluted	$18.00	$21.62	$(43.29)	$(42.64)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	100,000	100,000	100,000	100,000

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common	Retained	Receivable	Total
	Stock	Earnings	From	Shareholder’s
	Class A	(Deficit)	Shareholder	Equity

PREDECESSOR PIERRE BALANCE AT MARCH 6, 2004	29,438,172	(17,817,637)	(5,000,000)	6,620,535
Net loss	—	(4,264,035)	—	(4,264,035)
Transaction with common shareholder	(339,639)	(11,900,276)	—	(12,239,915)

PREDECESSOR PIERRE BALANCE AT JUNE 30, 2004	29,098,533	(33,981,948)	(5,000,000)	(9,883,415)
Purchase accounting adjustment	(29,098,533)	33,981,948	5,000,000	9,883,415
Successor Pierre purchase allocation	150,023,000	—	—	150,023,000
Net loss	—	(4,329,387)	—	(4,329,387)
Contribution from parent	350,000	—	—	350,000
Expenses paid on behalf of parent	(21,028)	—	—	(21,028)

SUCCESSOR PIERRE BALANCE AT MARCH 5, 2005	150,351,972	(4,329,387)	—	146,022,585
Net income	—	2,161,702	—	2,161,702
Expenses paid on behalf of parent	(126,431)	—	—	(126,431)

SUCCESSOR PIERRE BALANCE AT MARCH 4, 2006	150,225,541	(2,167,685)	—	148,057,856
Net income	—	1,799,854	—	1,799,854
Expenses paid on behalf of parent	(37,600)	—	—	(37,600)

SUCCESSOR PIERRE BALANCE AT MARCH 3, 2007	150,187,941	(367,831)	—	149,820,110

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
			Fiscal 2005	Fiscal 2005
	Fiscal 2007	Fiscal 2006	For the Period	For the Period
	For the Year	For the Year	July 1, 2004	March 7, 2004
	Ended	Ended	Through	Through
	March 3, 2007	March 4, 2006	March 5, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,799,854	$2,161,702	$(4,329,387)	$(4,264,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,367,805	30,638,357	23,169,814	1,544,903
Amortization of deferred loan origination fees	1,691,456	1,651,969	1,029,109	716,478
Change in deferred income taxes	(5,576,677)	(2,320,054)	370,083	(2,080,338)
Write-off of deferred loan origination fees	—	—	4,283,122	—
(Gain) loss on disposition of property, plant, and equipment, net	(2,025)	6,388	5,372	339,921
(Increase) decrease in other non-current assets	354,660	(381,278)	(7,100)	(212,772)
Increase (decrease) in other long-term liabilities	(4,113,396)	(4,348,517)	199,565	(94,477)
Changes in operating assets and liabilities providing (using) cash excluding the effect of acquisitions:
Receivables	(2,650,242)	(43,148)	(9,566,451)	5,660,719
Inventories	(7,406,780)	(1,922,407)	436,083	(3,205,051)
Refundable income taxes, prepaid expenses, and other current assets	(4,373,429)	2,213,045	(3,607,572)	(247,428)
Trade accounts payable and other accrued liabilities	3,705,227	807,868	867,918	2,227,855
Total adjustments	11,996,599	26,302,223	17,179,943	4,649,810
Net cash provided by operating activities	13,796,453	28,463,925	12,850,556	385,775

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in the Acquisition of Zartic	(91,602,574)	—	—	—
Net cash used in the Acquisition of Clovervale	(21,845,428)	—	—	—
Capital expenditures	(8,658,313)	(7,150,218)	(3,677,259)	(2,084,160)
Proceeds from disposition of property, plant, and equipment	22,866	—	—	—
Net cash used in investing activities	(122,083,449)	(7,150,218)	(3,677,259)	(2,084,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of revolving credit agreement	800,000	(790,000)	(17,702,886)	7,712,901
Principal payments on long-term debt	(14,688,512)	(17,796,711)	(16,169,945)	(673,526)
Loan origination fees	(2,626,605)	(59,843)	(9,952,798)	(3,371,999)
Payoff of Old Notes	—	—	(115,000,000)	—
Issuance of New Notes	—	—	125,000,000	—
Borrowings under new term loan	124,000,000	—	150,000,000	—
Repayment of debt in conjunction with the Acquisition of Pierre	—	—	(29,048,031)	—
Repayment of debt in conjunction with the Acquisition of Clovervale	(1,612,378)	—	—	—
Termination of certificate of deposit	—	—	1,262,245	—
Return of capital to parent	(37,600)	(126,431)	(100,085,738)	—
Contribution from parent	—	—	350,000	—
Net cash provided by (used in) financing activities	105,834,905	(18,772,985)	(11,347,153)	3,667,376
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,452,091)	2,540,722)	(2,173,856	1,968,991
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,540,722	—	2,173,856	204,865
CASH AND CASH EQUIVALENTS, END OF YEAR	$88,631	$2,540,722	$—	$2,173,856

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION AND ACQUISITIONS

Description of Business.  Pierre Foods, Inc. and its subsidiaries (the “Company” or “Pierre”) manufactures, markets, and distributes high-quality, differentiated processed food solutions, focusing on formed, pre-cooked and ready-to-cook protein products, hand-held convenience sandwiches, and compartmentalized meals.  The Company’s products include beef, pork, poultry, and bakery items.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked and ready-to-cook proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products.  Pierre markets its pre-cooked and ready-to-cook protein products to a broad array of customers that includes restaurant chains, schools, and other foodservice providers under a variety of brand names, including Pierre™, Zartic®, Z-Bird®, Circle Z®, Jim’s Country Mill Sausage®, Clovervale Farms®, Chef’s Pantry®, Fast Choice®, Rib-B-Q®, Blue Stone Grill™, Hot ‘n’ Ready®, Big AZ®, Chicken FryZ®, Smokie Grill ®, and Chop House®.P, and has licenses to sell sandwiches using well-known brands, such as Checkers®, Rally’s®, Krystal®, Tony Roma’s®, and Nathan’s Famous®.

Restructuring.  On March 8, 2004, following a consent solicitation in which consents of holders of $112.4 million in aggregate principal amount of the Company’s outstanding Notes (“Old Notes”), representing 97.74% of the outstanding Notes, consented to a Fourth Supplemental Indenture between the Company and the Trustee thereunder, the Company entered into the Fourth Supplemental Indenture with the Trustee.  Among other things, the Fourth Supplemental Indenture increased the annual interest rate on the Old Notes from 10.75% to 12.25% through March 31, 2005 and 13.25% thereafter; required the payment of a cash consent fee of $3.5 million (3% of the principal amount of Old Notes held by each consenting noteholder); granted to the noteholders’ liens on the assets of the Company and its subsidiaries, such liens being junior to the senior liens securing the Company’s credit facility, granted to noteholders a repurchase right allowing all of the noteholders to require the Company to repurchase their Old Notes at par plus accrued interest on March 31, 2005; provided for the payment of a portion of certain cash flow of the Company (referred to as “excess cash”) to reduce the principal amount of Old Notes outstanding at the end of the Company’s fiscal years; added restrictive covenants limiting the compensation payable to certain senior executives of the Company and limiting future related party transactions; required the termination of all related party transactions, except for certain specifically-permitted transactions; provided for the assumption by the Company of approximately $15.3 million of subordinated debt of PFMI, the sole shareholder of the Company, required the Company to comply with certain corporate governance standards, including appointing an independent director acceptable to the Company and the noteholders to its board and hiring an independent auditor to monitor the Company’s compliance with the Indenture; and waived any and all defaults of the Indenture existing as of March 8, 2004.  The restrictive covenants limiting compensation payable to certain senior executives of the Company permitted for bonus payments to those executives above the compensation limitations.  The bonus payments were based on the profitability of the Company and cash payments made on the Old Notes.

Concurrently with the execution of the Fourth Supplemental Indenture, the Company took title to an aircraft transferred from a related party subject to $5.6 million of existing debt; assumed $15.3 million of debt from PF Management, Inc., the sole shareholder of the Company (“PFMI”); cancelled the $1.0 million related party note receivable against the debt assumed from PFMI; cancelled the balances owed by the Company to certain related parties, as follows: $0.5 million owed to Columbia Hill Aviation (“CHA”); $3.5 million owed to PF Purchasing; a former affiliate of the Company (“PFP”), $0.5 million owed to PF Distribution; a former affiliate of the Company (“PFD”), and assumed the operating leases of PFD in connection with the Fourth Supplemental Indenture.

In this document, unless the context otherwise requires, the term “Company” or “Pierre” refers to Pierre Foods, Inc. and its current and former subsidiaries.  The Company’s fiscal year ended March 3, 2007 is referred to as “successor fiscal 2007”.  The Company’s fiscal year ended March 4, 2006 is referred to as “successor fiscal 2006.”  As a result of the Acquisition of Pierre on June 30, 2004, as discussed below, the Company’s fiscal year ended March 5, 2005 is comprised of two short periods.  The periods as of March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 are referred to as “predecessor fiscal 2005” and “successor fiscal 2005,” respectively.  These two short periods collectively are referred to as “predecessor fiscal 2005” and successor fiscal 2005 combined.”

Acquisition of Pierre.  On June 30, 2004, the shareholders of PFMI sold their shares of stock in PFMI (the “Acquisition of Pierre”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).  The fair value adjustments related to the Acquisition of Pierre, were pushed down to the Company from Holding, which primarily included adjustments in property, plant, and equipment, inventories, goodwill, other intangible assets and related deferred taxes.  The following occurred in conjunction with the Acquisition of Pierre:

•                  The Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.

•                  The Company terminated its three-year variable-rate $40 million revolving credit facility and obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan and a five-year variable- rate $40 million revolving credit facility with a $10 million letter of credit subfacility.  See Note 7–“Financing Arrangements”.

•                  The Company terminated its few remaining related party transactions as described in Note 1 –“Transactions with Related Parties,” transferred miscellaneous assets to Messrs. James C. Richardson and David R. Clark, the Company’s former Chairman and Vice Chairman, respectively, including the Company’s airplane, which was distributed to Mr. Richardson.

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

•                  The Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due 2012 (the “New Notes”).  The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management (as described below) and borrowings under the Company’s new senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

•                  The Company’s President and Chief Executive Officer, Norbert E. Woodhams, and its Senior Vice President of Sales and Marketing, Robert C. Naylor, signed employment agreements committing them to continue working for the Company after the Acquisition of Pierre.  The stated term of employment for each executive is one year, but each agreement renews year-to-year unless terminated.

•                  The management investors, Norbert E. Woodhams and Robert C. Naylor, invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $6.3 million as of March 3, 2007.

•                  In addition to the base purchase price, the stock purchase agreement entitled the selling shareholders to earn-out cash payments, which included an additional aggregate amount of $13.0 million in the event that, at the end of any fiscal quarter during the fiscal year ended March 5, 2005, the Company achieved EBITDA (as defined in the stock purchase agreement) for the prior four fiscal quarters then ended of $56.0 million or more.  No portion of the additional amount was payable as the EBITDA target was not met.

•                  The Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company is required to pay and has paid to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits was paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

The Acquisition of Pierre was recorded under the purchase method of accounting.  The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition of Pierre.  The allocation of the purchase price was as follows:

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

Acquisition of Clovervale.  On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”). The acquisition of Clovervale is referred to herein as the “Acquisition of Clovervale”.  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing.  After repayment of indebtedness and other post-closing adjustments, the net purchase price was $21.8 million and is subject to a post-closing working capital adjustment. Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).  See Note 7, “Financing Arrangements” for further discussion.  Pierre’s investment in Clovervale was based on the expectation that such an investment would increase Pierre’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Clovervale was a privately held company and currently employs approximately 96 employees.  Clovervale has operations in Amherst, Ohio and Easley, South Carolina and manufactures and sells a variety of food items including individually proportioned entrees, vegetables, sandwiches, fruits, cobblers, peanut butter and jelly bars, sandwiches and cups, sherbets, apple sauce, and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.  The operating results for Clovervale are included in the Company’s Consolidated Statement of Operations from the date of the Acquisition of Clovervale.

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Clovervale other intangibles for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill and other intangible assets presented in Note 6, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements are partially due to the preliminary valuations performed in conjunction with the Acquisition of Clovervale.  In addition, other fair value adjustments were made in conjunction with the Acquisition of Clovervale, which primarily include adjustments to property, plant, and equipment, inventory, and related deferred taxes.

The Acquisition of Clovervale was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Clovervale.  The preliminary allocation of the net purchase price is as follows:

Current assets	$5,253,602
Property, plant, and equipment	12,876,729
Non-current assets	17,625
Goodwill	6,623,270
Other intangibles	2,730,000
Debt and other liabilities assumed	(4,411,625)
Deferred tax liabilities	(1,244,173)
Net assets acquired	$21,845,428

Of the $2.7 million of acquired other intangible assets, $2.4 million was assigned to customer relationships with a weighted-average estimated useful life of 10 years.  The remaining acquired other intangible assets include tradenames and trademarks of $280,000 with a weighted-average useful life of 3 years and a non-compete agreement of $50,000 with a useful life of 2 years.  The goodwill related to the Acquisition of Clovervale is not expected to be deductible for tax purposes.

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change. Net assets acquired totaling $21,815,976 were previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2006.  The increase in net assets acquired is due to miscellaneous adjustments.  The Company expects to further adjust and finalize the appraisals of acquired assets and liabilities in its fiscal year ending March 1, 2008 (“successor fiscal 2008”).  Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

Acquisition of Zartic.  On December 11, 2006, the Company acquired substantially all of the assets of Zartic, Inc. and its affiliated distribution company, Zar Tran, Inc., and certain real property and other assets used in the businesses (collectively,  “Zartic”).  The acquisition of Zartic, Inc. and its subsidiaries is referred to herein as the “Acquisition of Zartic”.  The preliminary aggregate purchase price was $94.0 million, plus the assumption of certain liabilities, which was paid in cash at the closing and is subject to certain post-closing adjustments.  After repayment of indebtedness and other post-closing adjustments, the net purchase price was $91.6 million and is subject to additional post-closing adjustments, including for working capital.  Pierre funded the Acquisition of Zartic through an amendment to its Credit Agreement (“Amendment No. 3”).  See Note 7, “Financing Arrangements” for further discussion.  Pierre’s investment in Zartic was based on the expectation that such an investment would increase Pierre’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Zartic was a privately held company and currently employs approximately 925 employees.  Zartic has operations in Rome, Georgia, Cedartown, Georgia, and Hamilton, Alabama and manufactures, sells, delivers, and distributes a variety of food items including packaged beef, poultry, pork, and veal products and other similar products through various customer channels including restaurant chains, schools, military, and other foodservice providers.  Operating results for Zartic are included in the Company’s Consolidated Statement of Operations from the date of the Acquisition of Zartic.

In conjunction with the Acquisition of Zartic, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Zartic other intangibles for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill and other intangible assets presented in Note 6, “Goodwill and Other Intangible Assets” are partially due to the preliminary valuations performed in conjunction with the Acquisition of Zartic.  In addition, other fair value adjustments were made in conjunction with the Acquisition of Zartic, which primarily include adjustments to property, plant, and equipment, and inventory.

The Acquisition of Zartic was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Zartic.  The preliminary allocation of the net purchase price is as follows:

Current assets	$25,009,255
Property, plant, and equipment	29,809,308
Non-current assets	319,691
Goodwill	23,734,459
Other intangibles	27,700,000
Debt and other liabilities assumed	(14,970,139)
Net assets acquired	$91,602,574

Of the $27.7 million of acquired other intangible assets, $15.1 million was assigned to customer relationships with a weighted-average estimated useful life of 14 years.  The remaining acquired other intangible assets include formula and recipes of $9.9 million with a weighted-average useful life of 15 years, tradenames and trademarks of $2.4 million with a weighted-average useful life of 2 years, and a non-compete agreement of $0.3 million with a useful life of 3 years.  The goodwill related to the Acquisition of Zartic is expected to be deductible for tax purposes.

The initial allocation of the preliminary net purchase price to specific assets and liabilities is based, in part, upon preliminary appraisals, and is therefore subject to change. Net assets acquired totaled $91.6 million.  The Company expects to adjust and finalize the appraisals of acquired assets and liabilities in successor fiscal 2008.

Unaudited Pro Forma Results.  The following tables present unaudited pro forma information for successor fiscal 2007 and successor fiscal 2006, as if the Acquisition of Clovervale and the Acquisition of Zartic had been completed at the beginning of the respective periods.

	Successor Fiscal 2007		Successor Fiscal 2006
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$487,842,986	$615,714,811	$431,632,864	$637,049,384

Net income (loss)	$1,799,854	$(13,162,387)	$2,161,702	$(7,168,999)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had acquired Clovervale and Zartic at the beginning of the respective periods.  Purchase related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, cost of goods sold, and income taxes.

In addition to the purchase related adjustments, included in these pro forma results are certain reclassifications of Clovervale’s and Zartic’s expenses, which are consistent with the classifications of Pierre.  These reclassifications include the presentation of various sales discounts previously reported by Clovervale as selling expenses, but more appropriately classified as a reduction of revenues.  In addition, these reclassifications include the presentation of depreciation and amortization previously reported by Zartic within operating expenses.

Also included in these pro forma results are the elimination of interest expense related to Clovervale’s debt and Zartic’s debt, which were partially paid off in conjunction with the Acquisition of Clovervale and the Acquisition of Zartic, respectively, and will no longer be present in the Company’s results of operations.  Included in these pro forma results is the estimated interest expense for the debt incurred by the Company to finance the Acquisition of Clovervale and the Acquisition of Zartic.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation.  The accompanying consolidated financial statements include Pierre Foods, Inc. and subsidiaries, as well as the accounts of the special purpose leasing entity in periods prior to the Acquisition of Pierre (“Predecessor Pierre”).  See Note 16, “Transactions With Related Parties” for further discussion related to the Company’s special purpose leasing entity.  All intercompany transactions have been eliminated.

Fiscal year. The Company operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.  The results for successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined contain 52 weeks.

Cash and cash equivalents.  For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable.   As of March 3, 2007, the Company had cash on hand of $1.8 million (of which $1.7 million was held in accounts with the Company’s bank that is primarily responsible for its cash management), which was offset by outstanding checks of $7.3 million, resulting in a net reclassification of $5.6 million to accounts payable and a remaining cash on hand balance of $0.1 million.  The remaining cash balance represents cash in other financial institutions other than the Company’s bank primarily responsible for its cash management.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of March 3, 2007, the Company had no cash equivalents.

Revenue Recognition.  The Company records revenues from sales of its food products at the time title transfers.  Standard shipping terms are FOB destination.  Based on these terms, title passes at the time the product is delivered to the customer.  Revenue is recognized as the net amount to be received by the Company after deductions for estimated discounts, product returns, and other allowances.  These estimates are based on historical trends and expected future payments (see also Promotions below).

Inventories.  Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, plant, and equipment.  Property, plant and equipment are stated at cost or fair value at date of acquisition.  Expenditures for maintenance and repairs which do not significantly extend the useful lives of assets are charged to operations whereas additions and betterments, including interest costs incurred during construction, which was not material for any year presented, are capitalized.

Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis.  Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases.  Property under capital leases is amortized over the terms of the respective leases.  Depreciation expense, along with amortization of intangible assets, is recorded as a separate line item in the consolidated statements of operations.  Cost of goods sold and selling, general and administrative expenses exclude depreciation expense.  Depreciation expense excluded from cost of goods sold totaled approximately $7.5 million, $6.3 million, and $5.7 million during successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively.

The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and determined no impairment existed at March 3, 2007, March 4, 2006 or March 5, 2005.

Goodwill and Other Intangible Assets.  In conjunction with the Acquisition of Pierre, the Company engaged an independent party, with the assistance of Pierre’s management, to perform valuations for financial reporting purposes of the Company’s other intangible assets.  Assets identified through these valuation processes included goodwill, formulas, customer relationships, licensing agreements, and certain trade names and trademarks.

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed similar valuations on the Clovervale other intangibles for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill, amortizable intangible assets, and indefinite-lived intangible assets represent the assets recorded as a result of the preliminary valuations performed in conjunction with the Acquisition of Clovervale.

In conjunction with the Acquisition of Zartic, management of the Company, with the assistance of an independent valuation firm, performed similar valuations on the Zartic other intangibles for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  The increases in the carrying amounts of goodwill, amortizable intangible assets, and indefinite-lived intangible assets represent the assets recorded as a result of the preliminary valuations performed in conjunction with the Acquisition of Zartic.

In accordance with SFAS No. 142 (“SFAS 142”)–“Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of March 3, 2007, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review.  There were no impairment charges as a result of this review.

The impairment analyses relied on financial forecasts of income and cash flow that are attributable to our reporting units and indefinite-lived intangible assets and then discounted to present value at rates reflective of our cost of capital.  Future changes in our financial forecasts or cost of capital might adversely affect the value of our reporting units or indefinite-lived intangible assets.  The Company will continue to perform impairment tests on an annual basis and on an interim basis, if certain conditions exist.

The Company’s amortizable intangible assets are amortized using primarily accelerated amortization methods, in addition to the straight-line amortization method, in order to match the expected benefit derived from the assets over the life of the asset.  The accelerated amortization methods allocate amortization expenses based on the expected benefit derived from the assets over the estimated useful lives of the assets.

Deferred Loan Origination Fees.  Deferred loan origination fees associated with the Company’s revolving credit facility and long-term debt are amortized based on the term of the respective agreements, except for those fees associated with the Company’s Term B loan, which are amortized based on the effective interest rate method.  All amortization expense related to deferred loan origination fees is included in interest expense.  Also included in interest expense during successor fiscal 2005, as a result of the Acquisition of Pierre, is the write-off of approximately $4.3 million of deferred loan origination fees associated with the old debt structure.

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

Concentration of Credit Risk and Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers.  Sales to the Company’s largest customer were approximately 14%, 21% and 25% of net revenues for successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively.  Accounts receivable at March 3, 2007 and March 4, 2006 included receivables from the Company’s largest customer totaling $3.8 million and $2.7 million, respectively.

Stock-Based Compensation.  On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company.  At March 3, 2007 and March 4, 2006, options to purchase a total of 126,219 shares of common stock of Holding had been issued to members of management of the Company (the “Options”) and 37,559 were reserved for future issuance.  All outstanding Options were granted at $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

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

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in SFAS 123(R)), the Company adopted SFAS 123(R) using the prospective adoption method.  The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123(R), because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled award after the date of initial adoption.  No new Options were issued, modified or settled subsequent to adoption, however, the fair value assigned to any newly issued, modified or settled award in the future is expected to be significantly greater due to the differences in valuation methods.  Upon the adoption of SFAS 123(R) the pro forma effect of fair value accounting for prior periods presented are no longer presented as the Company used the minimum value method.

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

Advertising Costs.  The Company expenses advertising costs as incurred.  Advertising expense for successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined was approximately $465,000, $428,000, and $273,000, respectively.

Research and Development.  The Company expenses research and development costs as incurred.  Research and development expense for successor fiscal 2007, fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined was approximately $1.8 million, $1.9 million, and $1.7 million, respectively.

Income Taxes. The Company files a consolidated U.S. federal income tax return. The Company files separate and/or combined state/local income tax returns for each of its subsidiaries depending on the reporting jurisdiction.

The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements in accordance with FAS 109. Accordingly, the tax impact of changes in income tax laws and changes in estimates of the Company’s state effective tax rate are recognized in earnings in the period during which such changes are enacted.

The Company regularly evaluates its ability to realize existing deferred tax assets and a valuation allowance is recorded to the extent that it is more likely than not that all or a portion of existing deferred tax assets will not be realized. The realization of deferred tax assets is dependent on various factors, including the Company’s ability to generate sufficient future taxable income, the carryforward period of various tax attributes and any potential statutory limitations on utilization of those tax attributes. At March 3, 2007, the Company has recorded a net deferred tax asset of $41.6 million before consideration of a valuation allowance. Federal and state tax credit carryforwards of $.8 million and $.9 million, respectively, are included in this amount. The Company has recorded a valuation allowance of $1.1 million against those credit carryforwards due to concerns regarding realization of the full amounts. The net recorded deferred tax asset after consideration of the valuation allowance is $40.5 million. The Company has and will continue to review the need for changes to the existing valuation allowance on a quarterly basis.

Distribution Expense.  The Company expenses distribution costs as incurred.  These costs include warehousing, fulfillment and freight costs, and are included in selling, general and administrative expense.  Distribution expense included in operations for successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined was approximately $37.5 million, $27.7 million, and $22.4 million, respectively.  See Note 16 –“Transactions With Related Parties” for further discussion.

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

Self-insurance.  The Company is self-insured for certain employee medical benefits and workers’ compensation benefits.  The Company purchases stop-loss coverage in order to limit its exposure to any significant level of employee medical and workers’ compensation claims.  Self-insurance losses are accrued based on estimates of the aggregate liability for uninsured claims incurred based on estimates using historical claims experience.

Business Combinations Accounting.  Acquisitions entered into by the Company are accounted for using the purchase method of accounting.  This method requires management to make significant estimates.  Management must allocate the purchase price of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident.  The purchase price is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  In addition, management, with the assistance of an independent valuation firm, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill.  Management utilizes third-party appraisals to assist in estimating the fair value of property, plant, and equipment and intangible assets acquired.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurement.  SFAS 157 is effective for interim and annual reporting periods beginning after November 15, 2007.  The Company has not yet assessed the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for the first fiscal year that begins after November 15, 2007.  The Company has not yet assessed the impact of SFAS 159 on the Company’s consolidated financial statements.

3.      ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	March 3,	March 4,
	2007	2006
Accounts receivable:
Trade accounts receivable (less allowance for doubtful receivables of
$572,969 and $308,051 at March 3, 2007 and March 4, 2006, respectively)	$45,017,277	$28,305,893
Other receivables	1,121,372	1,284,595
Total accounts receivable	$46,138,649	$29,590,488

The following is a summary of activity in the allowance for doubtful receivables for successor fiscal 2007, successor fiscal 2006, successor fiscal 2005, and predecessor fiscal 2005.

	Balance Beginning of Period	Additions Due To Acquisition of Clovervale and Acquisition of Zartic	Additions Charged to Costs and Expenses	Deduction Amounts Charged Off-Net	Balance End of Period

Successor fiscal 2007	$308,051	$324,424	$245,695	$305,201	$572,969

Successor fiscal 2006	$279,763	$—	$107,270	$78,982	$308,051

Successor fiscal 2005	$—	$—	$306,247	$26,484	$279,763

Predecessor fiscal 2005	$353,543	$—	$15,630	$86,228	$282,945

4.      INVENTORIES

A summary of inventories, by major classification, follows:

	March 3,	March 4,
	2007	2006

Raw materials	$14,122,205	$7,589,997
Work in process	283,827	5,636
Finished goods	54,090,234	38,090,709
Total	$68,496,266	$45,686,342

5.     PROPERTY, PLANT, AND EQUIPMENT

        The major components of property, plant, and equipment are as follows:

	Estimated	March 3,	March 4,
	Useful Life	2007	2006

Land		$3,782,000	$1,620,000
Land improvements	5-20 years	42,970	37,840
Buildings	20-40 years	34,135,478	16,584,587
Machinery and equipment	5-15 years	66,959,494	42,186,277
Machinery and equipment under capital leases	5-15 years	2,113,906	1,520,144
Furniture and fixtures	3-15 years	5,449,201	4,345,445
Furniture and fixtures under capital leases	3-15 years	49,553	49,553
Automotive equipment	2-5 years	1,616,298	293,222
Automotive equipment under capital leases	2-5 years	3,294,566	—
Construction in progress		2,322,095	2,179,838
Total		119,765,561	68,816,906
Less accumulated depreciation and amortization		21,205,700	12,610,409
Property, plant, and equipment, net		$98,559,861	$56,206,497

6.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of March 3, 2007 are as follows:

	As of March 3, 2007
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	5-15	$100,599,000	$37,603,680	$62,995,320
Tradename and trademarks	2-20	22,780,000	5,656,800	17,123,200
Customer relationships	10-14	46,000,000	14,900,116	31,099,884
Licensing agreements	10	12,100,000	4,283,032	7,816,968
Non-Compete agreement	2-3	350,000	34,616	315,384
Total amortizable intangible assets		181,829,000	62,478,244	119,350,756

Indefinite-lived intangible assets:
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		202,029,000	62,478,244	139,550,756

Goodwill	N/A	218,221,866	—	218,221,866
Total intangible assets		$420,250,866	$62,478,244	$357,772,622

The following table represents activity related to goodwill and amortizable intangible assets during fiscal 2007:

Goodwill:
Balance as of March 4, 2006	$186,535,050
Adjustment for contingent consideration (1)	1,329,087
Acquisition of Clovervale	6,623,270
Acquisition of Zartic	23,734,459
Balance as of March 3, 2007	$218,221,866

Amortizable intangible assets:

Balance as of March 4, 2006	$114,644,032
Acquisition of Clovervale	2,730,000
Acquisition of Zartic	27,700,000
Reclassification to other non-current assets (2)	(4,301,000)
Amortization	(21,422,276)
Balance as of March 3, 2007	$119,350,756

(1)	Represents a change in estimate related to the liability to the selling shareholders of Pierre; see Note 14, “Commitments and Contingencies”, for further discussion.
(2)	Represents a reclassification of intangible assets associated with formulas developed for a National Accounts restaurant chain customer.

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangible assets as of March 4, 2006 are as follows:

	As of March 4, 2006
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	15	$95,000,000	$24,680,581	$70,319,419
Tradename and trademarks	12-20	20,100,000	3,433,777	16,666,223
Customer relationships	12	28,500,000	10,227,838	18,272,162
Licensing agreements	10	12,100,000	2,713,772	9,386,228
Total amortizable intangible assets		$155,700,000	$41,055,968	$114,644,032

Indefinite-lived intangible assets:
Tradename	Indefinite	$20,200,000	$—	$20,200,000
Total other intangible assets		$175,900,000	$41,055,968	$134,844,032

Goodwill	N/A	$186,535,050	$—	$186,535,050
Total intangible assets		$362,435,050	$41,055,968	$321,379,082

The future amortization of other intangible assets for the next five fiscal years is estimated to be as follows:

	(in thousands)
	2008	2009	2010	2011	2012

Formulas	$11,228	$9,745	$8,523	$7,172	$5,946
Tradename and trademarks	$3,114	$2,771	$1,689	$1,539	$1,412
Customer relationships	$5,754	$5,083	$4,412	$3,703	$3,058
Licensing agreements	$1,495	$1,426	$1,361	$1,239	$1,097
Non-compete agreement	$125	$112	$78	$—	$—

7.                                      FINANCING ARRANGEMENTS

Long-term debt is comprised of the following:

	March 3, 2007	March 4, 2006
9.875% senior notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates maturing 2010	229,000,000	119,125,000
Revolving line of credit, maximum Borrowings of $40 million with floating interest rates, maturing 2009	800,000	—
4.6% to 7.5% capitalized lease obligations maturing through 2011	4,044,056	868,659
Total long-term debt	358,844,056	244,993,659
Less current installments	1,557,594	229,172
Long-term debt less current installments	$357,286,462	$244,764,487

Effective June 30, 2004, the Company obtained a $190 million credit facility, which included a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  The interest rates for base rate borrowings under the revolving credit facility and the term loan at March 3, 2007 were 9.75% (prime of 8.25% plus 1.50%) and 7.61%, respectively.  Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company has made all scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As previously discussed in Note 1, “Basis of Presentation and Acquisitions”, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to its term loan by $24.0 million in order to finance the Acquisition of Clovervale.  In addition, also discussed in Note 1, “Basis of Presentation and Acquisitions”, in conjunction with the Acquisition of Zartic, the Company increased borrowings with respect to its term loan by $100.0 million in order to finance the Acquisition of Zartic.  The outstanding balance of $229.0 million as of March 3, 2007 is due on June 30, 2010.

Base interest rates for the term loan and the revolving line of credit are lowered by the use of LIBOR tranches as appropriate. The following table summarizes the Company’s outstanding LIBOR tranches as of March 3, 2007, including the amount, the respective rate of interest, and the date of expiration.

	Amount	Interest Rate	Expiration Date

Term loan LIBOR tranch:	$229,000,000	7.61%	June 14, 2007

On April 3, 2006, the Company entered into Amendment No. 1 to its credit facility (“Amendment No. 1”).  Amendment No. 1 provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan.  The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable Prime Rate and ½ of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%.  On August 21, 2006, the Company entered into Amendment No. 2 to its credit facility (“Amendment No. 2”).  Amendment No. 2 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $24.0 million.  On December 11, 2006 the Company entered into Amendment No. 3 to its credit facility (“Amendment No. 3”).  Amendment No. 3 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $100.0 million.

Effective June 30, 2004, in conjunction with the Acquisition of Pierre, the Company issued the New Notes, which are 9.875% senior notes, with interest payable on January 15 and July 15 of each year.  The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, outstanding letters of credit of approximately $3.5 million, and borrowing availability of approximately $35.7 million.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of New Notes outstanding.  As of March 4, 2006, the Company had cash and cash equivalents on hand of $2.5 million, no outstanding borrowings under its revolving credit facility, outstanding letters of credit of approximately $5.6 million, and borrowing availability of approximately $34.4 million under its revolving credit facility.  Also as of March 4, 2006, the Company had borrowings under its term loan of $119.1 million and $125.0 million of New Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  In addition, the Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of March 3, 2007, the Company is in compliance with all financial covenants.

Under its term loan and revolving credit facility, the Company is required to deliver audited financial statements to the lenders within 90 days after the end of the Company’s fiscal year, which would have required such delivery to occur on or before June 1, 2007.  The Company obtained a waiver of such requirement effective June 1, 2007, which provides the Company an additional 30 days to deliver the Company’s audited financial statements to the lenders.

Long-Term Debt Maturities, Including Capital Leases
2008	2009	2010	2011	2012	Thereafter	Total

$1,557,594	$2,314,794	229,775,586	173,888	22,194	$125,000,000	$358,844,056

8.             INCOME TAXES

The income tax provision (benefit) is summarized as follows:

	Successor			Predecessor
			Fiscal 2005	Fiscal 2005
	Fiscal 2007	Fiscal 2006	For the Period	For the Period
	For the Year	For the Year	July 1, 2004	March 7, 2004
	Ended	Ended	Through	Through
	March 3, 2007	March 4, 2006	March 5, 2005	June 30, 2004

Current:
Federal	$6,165,848	$1,605,414	$(968,107)	$—
State	257,650	249,778	800	—
Total current	6,423,498	1,855,192	(967,307)	—

Deferred:
Federal	(5,460,103)	(946,930)	(508,731)	(1,946,381)
State	(116,574)	(1,373,124)	878,814	(133,957)
Total deferred	(5,576,677)	(2,320,054)	370,083	(2,080,338)
Total provision (benefit)	$846,821	$(464,862)	$(597,224)	$(2,080,338)

Actual income tax provision (benefit) are different from amounts computed by applying a statutory federal income tax rate to income or loss.  The computed amount is reconciled to total income tax provision (benefit).

	Successor						Predecessor
					Fiscal 2005		Fiscal 2005
	Fiscal 2007		Fiscal 2006		For the Period		For the Period
	For the Year		For the Year		July 1, 2004		March 7, 2004
	Ended		Ended		Through		Through
	March 3, 2007		March 4, 2006		March 5, 2005		June 30, 2004
		Percent of		Percent of		Percent of		Percent of
	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income
Computed (benefit) provision at statutory rate	$926,336	35.0%	$593,894	35.0%	$(1,724,314)	35.0%	$(2,157,087)	34.0%
Tax effect resulting from:
State and local income taxes, net of federal tax provision (benefit)	(6,948)	(0.1)	(51,645)	(3.1)	(195,884)	4.0	119,372	(1.9)
Change in estimated effective tax rate	4,828	—	(43,628)	(2.6)	1,121,312	(22.8)	—	—
General business credit generated	(7,527)	(0.1)	(10,702)	(0.6)	76,143	(1.6)	—	—
Impact of Ohio law change on deferred taxes	—	—	(1,115,496)	(65.7)	—	—	—	—
Extraterritorial Income Exclusion	(54,554)	(2.1)	—	—	—	—	—	—
Domestic Manufacturing Deduction	(159,936)	(6.1)	(61,089)	(3.6)	—	—	—	—
Change in valuation of Ohio Investment Tax Credits	57,847	2.2	—	—	—	—	—	—
Meals and entertainment	242,425	9.2	90,513	5.3
Permanent differences	(123,397)	(4.7)	88,016	5.2	—	—	—	—
Other	(32,253)	(1.3)	45,275	2.7	125,519	(2.5)	(42,623)	0.7
Income tax provision (benefit)	$846,821	32.0%	$(464,862)	(27.4)	$(597,224)	12.1%	$(2,080,338)	32.8%

The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company’s deferred income tax assets and liabilities for successor fiscal 2007 and successor fiscal 2006 is as follows:

	March 3, 2007			March 4, 2006
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Allowance for doubtful receivables	$100,210		$100,210	$113,076	$—	$113,076
Inventory	2,063,204		2,063,204	1,122,147	—	1,122,147
Accrued bonus	1,790,579		1,790,579	1,830,368	—	1,830,368
Accrued promotional expense	80,571		80,571	141,702	—	141,702
Accrued vacation pay	726,026		726,026	548,152	—	548,152
Reserve for returns	156,780		156,780	53,655	—	53,655
Reserves - other	573,456		573,456	152,940	—	152,940
Prepaid expenses	—	(706,941)	(706,941)	—	(365,783)	(365,783)
Accrued worker’s compensation	387,305	—	387,305	354,759	—	354,759
Other	—	(11,831)	(11,831)	24,996	—	24,996
Total current	5,878,131	(718,772)	5,159,359	4,341,795	(365,783)	3,976,012

Non-current:
Property, plant and equipment	—	(9,725,329)	(9,725,329)	—	(8,804,363)	(8,804,363)
Amortization of intangibles	—	(38,462,809)	(38,462,809)	—	(42,922,591)	(42,922,591)
Non-qualified deferred compensation plan	532,224	—	532,224	316,308	—	316,308
General business credit carryforward	844,492	—	844,492	906,615	—	906,615
Alternative minimum tax credit carryforward		—	—	206,421	—	206,421
Federal loss carryforward	1,185,899	—	1,185,899	1,439,564	—	1,439,564
State loss carryforward	189,291	—	189,291	103,718	—	103,718
Ohio investment tax credit	908,092	—	908,092	1,101,698	—	1,101,698
Valuation allowance	(1,133,877)	—	(1,133,877)	(1,168,629)	—	(1,168,629)
Total non-current	2,526,121	(48,188,138)	(45,662,017)	2,905,695	(51,726,954)	(48,821,259)
Total current and non-current	$8,404,252	$(48,906,910)	$(40,502,658)	$7,247,490	$(52,092,737)	$(44,845,247)

At March 3, 2007, federal net operating loss carryforwards of approximately $3.4 million are available to offset future federal taxable income.  In addition, the Company has state net operating loss carryforwards of approximately $4.0 million.  The federal and state net operating loss carryforwards expire between the years 2021-2023 and 2024-2027, respectively.

As a result of the change in ownership in conjunction with the Acquisition of Pierre, a portion of the federal and state net operating loss carryforwards are subject to limitations on utilization under Internal Revenue Code Section 382.  As such, management has evaluated the Company’s ability to utilize those losses and has determined that it is more likely than not that all of the loss carryforwards will be utilized by the Company.

In addition, as of March 3, 2007, the Company has general business credit carryforwards of approximately $0.8 million.  These credit carryforwards are set to expire between the years 2007-2019.  Also as of March 3, 2007, the Company has Ohio investment tax credits of approximately $0.9 million.

As a result of the Acquisition of Pierre, a portion of the federal and state credit carryforwards is subject to limitations on utilization under the Internal Revenue Code Section 383.  As such, management has evaluated the Company’s ability to utilize these losses and has determined that it is more likely than not that a portion of the federal and state credits will not be utilized by the Company.  A valuation allowance has been recorded against the federal general business credits and Ohio investment tax credits of approximately $0.4 million and $0.8 million, respectively.

9.             LEASED PROPERTIES

The Company leases certain autos, machinery, and equipment, and furniture and fixtures under leases classified as capital leases.  The leases have original terms ranging from one to six years.  The assets covered under these leases have carrying values of $4,602,563 and $900,082 at March 3, 2007 and March 4, 2006, respectively.

Certain machinery and equipment and real estate are under operating leases with terms that are effective for varying periods until 2012.  Certain of these leases have remaining renewal clauses, exercisable at the option of the lessee.

At March 3, 2007, minimum rental payments required under operating and capital leases are summarized as follows:

	Minimum Rental Payments
	Operating	Capital
Fiscal Year	Leases	Leases
2008	3,806,215	1,799,869
2009	473,981	1,650,521
2010	172,629	820,009
2011	51,768	185,573
2012	13,067	23,199
Later years	—	—
Total minimum lease payments	$4,517,660	4,479,171
Less amount representing interest		(435,115)
Present value of minimum lease payments under capital leases (See Note 7, “Financing Arrangements”)		$4,044,056

Rental expense is as follows:

	Successor			Predecessor
	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2006	2005	2005
Real estate	$134,877	$137,155	$63,244	$222,055
Equipment	4,876,758	4,355,226	2,535,838	1,375,181
Total	$5,011,635	$4,492,381	$2,599,082	$1,597,236

10.          EMPLOYEE BENEFITS

The Company maintains a 401(k) Retirement Plan for its employees, which provides that the Company will make a matching contribution of up to 50% of an employee’s voluntary contribution, limited to the lesser of 5% of that employee’s annual compensation or $15,000 in successor fiscal 2007.  The Company’s contributions were approximately $0.6 million, $0.5 million, and $0.5 million in successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively.

The Company provides employee health insurance benefits to employees.  Medical benefits are provided through self insurance group medical plans and fully incurred group medical plans.  The Company’s contributions for the self insured group medical plans included in operations were approximately $4.4 million, $3.7 million, and $3.8 million, for successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively.  The Company’s contributions for the fully insured group medical plans included in operations were approximately $0.4 million during successor fiscal 2007.

In connection with the Acquisition of Pierre, the management investors invested approximately $4.9 million in a deferred compensation plan of Holding.  This initial investment was recorded in the financial statements of Holding.  In addition, this deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with a stated annual return of 10%. An additional return of 10% on any unpaid dividends is earned annually on the anniversary date of the plan.  The Company reflects the stated return and corresponding increase in liquidation value as compensation expense in its consolidated statements of operations.  The Company has recorded compensation expense of approximately $0.6 million, $0.5 million, and $0.3 million in successor fiscal 2007, successor fiscal 2006, and successor fiscal 2005, respectively, associated with the deferred compensation plan.  The aggregate liquidation value of the deferred compensation plan was approximately $6.3 million and $5.7 million as of March 3, 2007 and March 4, 2006, respectively.

11.          STOCK-BASED COMPENSATION

The following table summarizes changes in options granted for successor fiscal 2007, successor fiscal 2006, and successor fiscal 2005:

	Shares	Weighted Average Exercise Price Per Share
Adoption of Plan on June 30, 2004	—
Options granted	127,397	$10.00
Balance at March 5, 2005	127,397	$10.00

Options granted	3,960	$10.00
Options forfeited	5,138	$10.00
Balance at March 4, 2006	126,219	$10.00

Options granted	—	$10.00
Options forfeited	—	$10.00
Balance at March 3, 2007	126,219	$10.00

The following table summarizes shares available for grant and excercisable shares as of March 3, 2007, March 4, 2006, and March 5, 2005:

	March 3, 2007	March 4, 2006	March 5, 2005
Shares available for grant	37,559	37,559	36,381
Shares exercisable	26,115	16,064	6,313

In connection with the election of Scott W. Meader to the Company’s Board of Directors in 2005, Holding entered into a restricted stock agreement with Mr. Meader, pursuant to which Mr. Meader purchased 2,000 shares of common stock of Holding for $10.00 per share. The shares vest as follows: 187 vested upon execution of the restricted stock agreement and the remaining 1,813 vest over 4 1/2 years provided that Mr. Meader continues to be a director of the Company and Holding. In the event that he ceases to be a director of the Company or Holding, Holding has an option to repurchase the vested shares as the greater of the fair market value or $10.00 per share and the unvested shares at $10.00 per share. If Holding does not exercise such option, MDP then has the option to purchase the shares on the same terms. The shares are subject to restrictions, including restrictions on transfer, set forth in the Stockholders’ Agreement dated June 30, 2004 among certain stockholders of Holding.

12.          DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt.  The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques.  Considerable judgment is required, however, to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

At March 3, 2007 excluding long-term debt, the book values of each of the nonderivative financial instruments recorded in the Company’s balance sheet are considered representative of fair value due to variable interest rates, short terms to maturity and/or short length of time outstanding.

The fair value of the Company’s New Notes is estimated based on quoted market prices and interest rates currently available for issuance of debt with similar terms and maturities.  As of March 3, 2007 and March 4, 2006, the fair values of the New Notes were approximately $130,625,000 and $134,869,000, respectively.  The carrying value of all other long-term debt is considered representative of its fair value as of March 3, 2007 and March 4, 2006.

13.          BUSINESS SEGMENT

During successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, the Company operated solely in the food processing segment, with the exception of certain immaterial distribution services by Zar Tran to third parties in successor fiscal 2007.  Note that as a result of the Acquisition of Pierre described above, the results for predecessor fiscal 2005 and successor fiscal 2005 are combined in the table below in order to provide a more meaningful period-to-period comparison. Sales by major product line are as follows:

	Net Revenues by Source
	Successor Fiscal 2007	Successor Fiscal 2006	Predecessor Fiscal 2005 And Successor Fiscal 2005 Combined
	(in millions)
Food processing
Fully-cooked protein products	$263.2	$254.8	$255.3
Ready-to-cook protein products	6.7
Microwaveable sandwiches	195.5	168.4	147.3
Bakery and other products	22.4	8.4	7.8
Total food processing	$487.8	$431.6	$410.4

Substantially all revenues and long-lived assets are derived from and reside in the United States.

14.          COMMITMENTS, CONTINGENCIES, AND CONTRACTUAL OBLIGATIONS

The Company provided a letter of credit in the amount of $2.8 million, $5.5 million, and $4.5 million in successor fiscal 2007, successor fiscal 2006, and predecessor fiscal 2005 and successor fiscal 2005 combined, respectively, to its insurance carrier for the underwriting of certain performance bonds.  The current letter of credit expires in successor fiscal 2008.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims.  Letters of credit for these claims totaled $675,000 in successor fiscal 2007 and $110,000 in both successor fiscal 2006 and in predecessor fiscal 2005 and successor fiscal 2005 combined.  In addition, the Company provides secured letters of credit to a limited number of suppliers.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.  See Item 3 – “Legal Proceedings” of the Company’s Annual Report on Form 10-K for successor fiscal 2007 and Note 17 – “Legal Proceedings,”  for further discussion of proceedings as of March 3, 2007.

In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company was required pay and has paid to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits was paid into an escrow account that secures the selling shareholders indemnification obligations under the tax sharing and indemnification agreement.  The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During successor fiscal 2007, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of March 3, 2007, based on all federal and state income tax returns filed subsequent to the Acquisition of Pierre (including the return filed recently on November 15, 2006 for the tax year ended February 24, 2006), the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of March 3, 2007, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.4 million).  As of the end of successor fiscal 2007, the Company has a remaining liability to the selling shareholders totaling $2.2 million (which reflects the aforementioned $1.3 million adjustment during successor fiscal 2007 and the $3.9 million payment made to the selling shareholders in conjunction with the filing of its tax return on November 15, 2006).  The remaining portion of the liability is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  While the Company expects to fully utilize the Deal Related NOLs and other deal related expenses, the obligations to the selling shareholders under the tax sharing and indemnification agreement and the timing of future payments are unknown.

15.          SUPPLEMENTAL CASH FLOW DISCLOSURE—CASH REFUNDED (PAID) DURING THE PERIOD AND NON-CASH TRANSACTIONS

Cash paid for interest, income taxes refunded, and non-cash transactions consisting of notes issued for assets acquired, capital lease additions, and certain tax benefits utilized by PFMI and Holding accounted for as a distribution to PFMI and Holding are as follows:

	Successor			Predecessor
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2005
Cash paid during the period for:
Interest	$19,704,659	$20,558,245	$13,440,430	$7,915,332
Income taxes paid	$9,466,997	$599,501	$1,939,806	$—

Non-cash transactions:
Restructuring transactions
Assumption of PFMI debt	$—	$—	$—	$14,274,050
Assumption of deferred tax liability for aircraft	$—	$—	$—	$1,576,000
Cancellation of note receivable	$—	$—	$—	$993,247
Cancellation of accrual to PF Purchasing	$—	$—	$—	$3,479,007
Cancellation of accrual to PF Distribution	$—	$—	$—	$535,251
Other	$—	$—	$—	$174,874

Acquisition of Pierre transactions:
Elimination of Predecessor Pierre capital and retained earnings	$—	$—	$4,883,415	$—
Cancellation of receivable from selling Shareholder	$—	$—	$5,000,000	$—
Distribution of property, plant, and equipment	$—	$—	$8,476,080	$—
Distribution of other current assets	$—	$—	$9,255	$—
Equity from PFMI and Holding	$—	$—	$250,087,097	$—
Tax sharing liability to selling shareholders	$—	$—	$10,317,601	$—
Valuation of goodwill and other intangibles	$—	$—	$323,626,414	$—
Deferred tax liability	$—	$—	$54,464,900	$—
Adjustment of inventory to fair value	$—	$—	$2,020,948	$—
Adjustment of property, plant, and equipment to fair value	$—	$—	$4,438,984	$—

Other transactions:
Liability to selling shareholders	$1,329,087	$—	$—	$—
Capital lease additions	$—	$—	$247,536	$1,013,300

16.          TRANSACTIONS WITH RELATED PARTIES

Successor Pierre

In conjunction with or subsequent to the Acquisition of Pierre, the following relationships and related transactions existed:

•                  In conjunction with the Acquisition of Pierre, John Grigg, one of the Company’s former directors, was paid a fee at the closing, pursuant to his letter agreement with the Company dated as of January 29, 2004, for professional services performed on behalf of the Company and PFMI.  The fee of approximately $780,952 was paid from the proceeds to the selling shareholders and expensed during predecessor fiscal 2005.

•                  MDP received a fee of $5.0 million at the closing of the Acquisition of Pierre, plus out-of-pocket expenses incurred in connection with the Acquisition of Pierre.  MDP may be paid additional fees from time to time in the future for providing management, consulting or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in Holding.

•                  In connection with the Acquisition of Pierre, Mr. Woodhams and Mr. Naylor, invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $6.3 million as of March 3, 2007.

•                  In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement which contains certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforward (“NOL”) with respect to periods before the Acquisition of Pierre, and attributable to expenses relating to the Acquisition of Pierre, will be for the benefit of the selling shareholders.  Accordingly, the Company has paid and will pay to the selling shareholders the amount of any tax benefit attributable to such NOL, except that the first $4.0 million of such tax benefits was paid into an escrow account that will secure the selling shareholders indemnification obligations under the tax sharing agreement.  The Company has made payments to the selling shareholders totaling $9.4 million, of which $4.0 million was paid into this escrow account.  The Company has recorded a net long-term liability to the former shareholders totaling $2.2 million and $5.3 million as of March 3, 2007 and March 4, 2006, respectively, for the estimated obligations under the tax sharing agreement.

•                  Norbert J. Woodhams, one of the Company’s Vice Presidents, is the son of Norbert E. Woodhams, the Company’s President and Chief Executive Officer, Chairman of the Board and a director.  In successor fiscal 2007, Norbert J. Woodhams received a base salary of one hundred and seventeen thousand dollars and earned a bonus of forty thousand dollars under the Company’s bonus plan.  In successor fiscal 2006, Norbert J. Woodhams received a base salary of one hundred and one thousand dollars and earned a bonus of thirty-three thousand dollars under the Company’s bonus plan.  In predecessor fiscal 2005 and successor fiscal 2005 combined, Norbert J. Woodhams received a base salary of ninety-three thousand dollars and earned a bonus of forty-eight thousand dollars under the Company’s bonus plan.  The base salary and bonus earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

Predecessor Pierre

As described in Note 1, “Basis of Presentation and Acquisitions”, on March 8, 2004 the Company and the Trustee under the Company’s Indenture executed a Fourth Supplemental Indenture and, pursuant to the terms of the Fourth Supplemental Indenture, the Company terminated substantially all of its related party transactions.  The following related party transactions were specifically permitted under the terms of the Fourth Supplemental Indenture:

•                  Columbia Hill Land Company, LLC, owned 50% by each of Messrs. Richardson and Clark, leases office space to the Company in Hickory, North Carolina, pursuant to a ten-year lease that commenced in September 1998.  Rents paid under the lease were approximately $58,000 in predecessor fiscal 2005.

•                  On March 8, 2004 the Company took title to an aircraft that was transferred from CHA, owned 100% by PFMI, subject to existing debt.  The aircraft was originally leased by the Company from CHA beginning in the fourth quarter of predecessor fiscal 2002.  Effective March 1, 2002, the original lease was cancelled and replaced with a non-exclusive lease agreement.  Pursuant to this new lease, the Company was obligated to make 16 quarterly lease payments of $471,500 each for the right to use the aircraft for up to 115 flight hours per quarter, based on availability.  Under this lease agreement, CHA was responsible for all expenses incurred in the operation of the use of the aircraft, except that the Company provided its own flight crew.  CHA was not a subsidiary of the Company; however, the Company considered CHA a non-independent special purpose leasing entity.  Accordingly, CHA’s financial condition, results of operations and cash flows have been included in the Company’s Consolidated Financial Statements included herein.  Under the terms of the operating lease with CHA, and the financing agreements between CHA and its creditor, the Company did not maintain the legal rights of ownership to the aircraft, nor did CHA’s creditor maintain any legal recourse to the Company.  Subsequently, as a result of the Acquisition of Pierre, the aircraft was distributed to a former shareholder.

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

•                  During predecessor fiscal 2004, PFMI owed the Company as much as $993,247 pursuant to a promissory note payable on demand and bearing interest at the prime rate.  Prior to the Acquisition of Pierre, PFMI was owned in part by Messrs. Richardson and Clark, who have unconditionally guaranteed repayment of the note.  As of March 8, 2004, this note was forgiven in connection with the Fourth Supplemental Indenture.

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

On June 30, 2004, in conjunction with the Acquisition of Pierre, all previously existing related party transactions were terminated as described in Note 1 – “Basis of Presentation and Acquisitions.”

17.          LEGAL PROCEEDINGS

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

In August 2005, pursuant to its regulatory authority, HCDOES requested a Method 5 Stack Test be performed to assess the Company’s compliance with its emissions limits.  The Company contacted HCDOES, requesting the scheduled stack emission compliance test be postponed while the Company’s independent consulting firm conducted an emissions audit program consisting of a series of engineering stack tests that were performed at both controlled and uncontrolled emission test points in order to evaluate the magnitude of the emissions based on current production data and to estimate new emissions factors by product line.  HCDOES agreed to this approach and granted permission to delay the standard Method 5 Stack Test originally requested while the Company conducted its emissions audit program.

The Company contracted with an independent environmental consulting firm to perform the audit and evaluation.  As part of the overall audit, this firm performed preliminary testing in early September 2005, which indicated that violations of emission levels may have occurred, and retested in late September 2005.  The firm conducted additional tests during October and November of 2005.  The Company received the results of the audit in January 2006.  The results allowed the Company to evaluate the facility’s current and historical potential and actual emissions.  The testing revealed that assumptions made by the Company’s former outside engineering firm concerning particulate emissions and throughput were incorrect.  This miscalculation caused the Company to receive permit limits that are lower than actual emissions for certain cook lines.  The Company met with HCDOES in February 2006, to discuss the results of the emissions audit program.

On March 20, 2006, HCDOES sent an NOV to the Company alleging that the Company violated its permit limits for particulate matter (“PM”) and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another NOV to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.  Depending on HCDOES’ interpretation of the data, HCDOES may allege additional violations of emission limits and other regulatory requirements.  To date, the Company has spent approximately $1.6 million for emissions control equipment purchases to comply with relevant laws, and expects to spend an additional $0.3 in fiscal 2008.  The Company installed this control equipment in first and second quarter of its successor fiscal 2007.  Furthermore, in August 2006, HCDOES requested that the Company submit a determination as to whether or not it was subject to Title V or major new source permitting requirements.  The Company responded to HCDOES’ request in September 2006, concluding that the Company was not subject to Title V or major new source permitting requirements based on the Company’s interpretation of such regulations.  The Company received a letter on April 3, 2007, from the Director of the Ohio EPA agreeing that the Company did not trigger major new source permitting requirements.  The ultimate resolution of whether or not the Company was subject to Title V permitting requirements depends on potentially disputed legal issues.  The Company is cooperating with the authorities in all aspects of these matters.  In addition, the Company consulted with its outside legal counsel to assist them in resolving these matters and estimate the potential fines and penalties that may be assessed in the future.

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

As part of its ongoing operations in the food processing industry, the Company is subject to extensive federal, state, and local regulations and its food processing facilities and food products are subject to frequent inspection, audits and inquiries by the USDA, the FDA, and various local health and agricultural agencies and by federal, state, and local agencies responsible for the enforcement of environmental, labor, and other laws and regulations.  The Company is also involved in various legal actions arising in the normal course of business.  These matters are continuously being evaluated and, in some cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made.  Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company’s consolidated financial position.

18.  Subsidiary Guarantors

Each of the subsidiaries of Pierre Foods, Inc. fully and unconditionally guarantees the New Notes on a joint and several basis. The subsidiaries resulting from the Acquisition of Clovervale and the Acquisition of Zartic became guarantors from the date of their respective acquisitions in successor fiscal 2007.  Fresh Foods Properties, LLC, which was the only subsidiary of Pierre Foods, Inc. prior to successor fiscal 2007, is inactive and holds two trademarks that are not currently in use by the Company.  The following presents financial information about Pierre Foods, Inc., as the issuer of the New Notes, and each of the guarantor subsidiaries.  Pierre has no non-guarantor subsidiaries.  Intercompany transactions are eliminated.

The following supplemental condensed statements of operations for the year ended March 3, 2007, condensed balance sheets as of March 3, 2007, and the supplemental cash flows for the year ended March 3, 2007, depict in separate columns, the issuer (Pierre Foods, Inc.), the subsidiaries, all of which are guarantors, elimination adjustments, and the consolidated total.  The financial information follows the legal structure of the Company and therefore, may not necessarily be indicative of the results of operations or financial position of the Company, including the subsidiaries, had they been operated as independent entities.

PIERRE FOODS, INC.

CONDENSED STATEMENTS OF OPERATIONS

YEAR ENDED MARCH 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

REVENUES, NET:
Customers	$451,673,756	$36,169,230	$—	$487,842,986
Intercompany	—	12,551,135	(12,551,135)	—
Total Revenues, net	451,673,756	48,720,365	(12,551,135)	487,842,986

COSTS AND EXPENSES:
Cost of goods sold	316,859,226	38,991,630	(11,686,290)	344,164,566
Selling, general and administrative expenses	78,802,957	7,465,764	(864,845)	85,403,876
Loss on disposition of property, plant and equipment, net	5,301	(7,326)	—	(2,025)
Depreciation and amortization	27,275,160	3,092,645	—	30,367,805
Total costs and expenses	422,942,644	49,542,713	(12,551,135)	459,934,222
OPERATING INCOME (LOSS)	28,731,112	(822,348)	—	27,908,764
INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(23,429,261)	(1,947,854)	—	(25,377,115)
Other income	94,905	20,121	—	115,026
Interest expense and other income, net	(23,334,356)	(1,927,733)	—	(25,262,089)

INCOME (LOSS) BEFORE INCOME TAX	5,396,756	(2,750,081)	—	2,646,675

INCOME TAX (PROVISION) BENEFIT	(1,814,119)	967,298	—	(846,821)
EQUITY IN NET LOSS OF SUBSIDIARIES	(1,782,783)	—	1,782,783	—
NET INCOME (LOSS)	$1,799,854	(1,782,783)	$1,782,783	$1,799,854

CONDENSED BALANCE SHEETS

MARCH 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,357	$39,274	$-	$88,631
Accounts receivable, net	35,545,947	10,592,702	-	46,138,649
Inventories	51,000,807	17,495,459	-	68,496,266
Refundable income taxes	4,612,613	-	-	4,612,613
Deferred income taxes	4,376,950	782,409	-	5,159,359
Prepaid expenses and other current assets	3,563,052	1,990,211	-	5,553,263
Total current assets	99,148,726	30,900,055	-	130,048,781

PROPERTY, PLANT, AND EQUIPMENT, NET	56,954,832	41,605,029	-	98,559,861
OTHER ASSETS:
Other intangibles, net	110,382,124	29,168,632	-	139,550,756
Goodwill	187,864,137	30,357,729	-	218,221,866
Deferred loan origination fees	8,266,710	-	-	8,266,710
Investment in subsidiaries	111,665,219	-	(111,665,219)	-
Intercompany accounts	2,895,982	670,075	(3,566,057)	-
Other	4,839,678	341,823	-	5,181,501
Total other assets	425,913,850	60,538,259	(115,231,276)	371,220,833
Total Assets	$582,017,408	$133,043,343	$(115,231,276)	$599,829,475

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$190,293	$1,367,301	$-	$1,557,594
Trade accounts payable	12,697,660	7,869,665	-	20,567,325
Accrued payroll and payroll taxes	4,711,518	2,404,527	-	7,116,045
Accrued interest	5,568,643	-	-	5,568,643
Accrued promotions	2,479,254	799,176	-	3,278,430
Accrued taxes (other than income and payroll)	833,774	261,737	-	1,095,511
Other accrued liabilities	2,435,853	674,753	-	3,110,606
Total current liabilities	28,916,995	13,377,159	-	42,294,154
LONG-TERM DEBT, less current installments	355,249,190	2,037,272	-	357,286,462
DEFERRED INCOME TAXES	43,541,698	2,120,319	-	45,662,017
INTERCOMPANY ACCOUNTS	670,075	2,895,982	(3,566,057)	-
OTHER LONG-TERM LIABILITIES	3,819,340	947,392	-	4,766,732
Total Liabilities	432,197,298	21,378,124	(3,566,057)	450,009,365

SHAREHOLDER'S EQUITY:
Common stock - Class A, 100,000 shares authorized, issued, and outstanding at March 3, 2007	150,187,941	113,448,002	(113,448,002)	150,187,941
Accumulated deficit	(367,831)	(1,782,783)	1,782,783	(367,831)
Total Shareholder's Equity	149,820,110	111,665,219	(111,665,219)	149,820,110
Total Liabilities and Shareholder's Equity	$582,017,408	$133,043,343	$(115,231,276)	$599,829,475

CONDENSED STATEMENTS OF CASH FLOWS

YEAR ENDED MARCH 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$13,268,816	$527,637	—	$13,796,453
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in the Acquisition of Zartic	(91,602,574)	—	—	(91,602,574)
Net cash used in the Acquisition of Clovervale	(21,845,428)	—	—	(21,845,428)
Intercompany Accounts	(2,225,907)	—	2,225,907	—
Capital expenditures	(7,867,891)	(790,422)	—	(8,658,313)
Proceeds from disposition of property, plant, and equipment	—	22,866	—	22,866
Net cash used in investing activities	(123,541,800)	(767,556)	2,225,907	(122,083,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of revolving credit agreement	800,000	—	—	800,000
Principal payments on long-term debt	(14,354,176)	(334,336)	—	(14,688,512)
Loan origination fees	(2,626,605)	—	—	(2,626,605)
Borrowings under new term loan	124,000,000	—	—	124,000,000
Repayment of debt in conjunction with the Acquisition of Clovervale	—	(1,612,378)	—	(1,612,378)
Intercompany Accounts	—	2,225,907	(2,225,907)	—
Return of capital to parent	(37,600)	—	—	(37,600)
Net cash provided by (used in) financing activities	107,781,619	279,193	(2,225,907)	105,834,905
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,491,365)	39,274	—	(2,452,091)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,540,722	—	—	2,540,722
CASH AND CASH EQUIVALENTS, END OF YEAR	$49,357	$39,274	$—	$88,631

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Successor Fiscal 2007 Quarters Ended
	June 3, 2006	September 2, 2006	December 2, 2006	March 3, 2007
	(Dollars in thousands, except per share amounts)
Revenues, net	$105,755	$98,913	$127,137	$156,037
Costs and expenses	$99,241	$93,095	$116,976	$150,621
Operating income	$6,514	$5,818	$10,161	$5,416
Net income (loss)	$680	$130	$2,762	$(1,772)
Net income/(loss) per common share - basic and diluted	$6.80	$1.30	$27.62	$(17.72)

	Successor Fiscal 2006 Quarters Ended
	June 6, 2005	September 3, 2005	December 3, 2005	March 4, 2006
	(Dollars in thousands, except per share amounts)
Revenues, net	$107,735	$99,180	$115,453	$109,265
Costs and expenses	$103,280	$97,542	$105,665	$101,270
Operating income	$4,455	$1,638	$9,788	$7,995
Net income (loss)	$(612)	$(1,555)	$2,550	$1,779
Net income/(loss) per common share - basic and diluted	$(6.12)	$(15.55)	$25.50	$17.79

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

/s/ NORBERT E. WOODHAMS	/s/ JOSEPH W. MEYERS
Norbert E. Woodhams	Joseph W. Meyers
President and Chief Executive Officer	Chief Financial Officer