Form 10-Q
period 2007-06-02
PIERRE FOODS INC
filed 2007-07-17
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2007
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

__________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2007
Class A Common Stock	100,000

PIERRE FOODS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 2, 2007	March 3, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$153,959	$88,631
Accounts receivable, net	43,555,980	46,138,649
Inventories	82,863,650	68,496,266
Refundable income taxes	6,467,639	4,612,613
Deferred income taxes	4,989,982	5,159,359
Prepaid expenses and other current assets	4,824,602	5,553,263

Total current assets	142,855,812	130,048,781

PROPERTY, PLANT, AND EQUIPMENT, NET	97,483,335	98,559,861

OTHER ASSETS:
Other intangibles, net	134,052,890	139,550,756
Goodwill	216,895,461	218,221,866
Deferred loan origination fees	7,722,368	8,266,710
Other	4,897,900	5,181,501

Total other assets	363,568,619	371,220,833

Total Assets	$603,907,766	$599,829,475

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$1,547,613	$1,557,594
Trade accounts payable	18,773,668	20,567,325
Accrued interest	8,609,663	5,568,643
Accrued payroll and payroll taxes	7,617,236	7,116,045
Accrued promotions	3,309,043	3,278,430
Accrued taxes (other than income and payroll)	1,235,538	1,095,511
Other accrued liabilities	4,006,629	3,110,606

Total current liabilities	45,099,390	42,294,154

LONG-TERM DEBT, less current installments	363,773,570	357,286,462

DEFERRED INCOME TAXES	45,224,642	45,662,017

OTHER LONG-TERM LIABILITIES	4,374,823	4,766,732

Total Liabilities	458,472,425	450,009,365

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at June 2, 2007 and March 3, 2007	150,180,071	150,187,941
Retained deficit	(4,744,730)	(367,831)

Total shareholder’s equity	145,435,341	149,820,110

Total Liabilities and Shareholder’s Equity	$603,907,766	$599,829,475

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	June 2, 2007	June 3, 2006

REVENUES, NET	$157,501,314	$105,755,518

COSTS AND EXPENSES:
Cost of goods sold	117,964,522	74,097,508
Selling, general, and administrative expenses	28,547,442	18,348,977
Depreciation and amortization	9,272,051	6,795,405
Gain on disposition of property, plant, and equipment, net	(200)	—

Total costs and expenses	155,783,815	99,241,890

OPERATING INCOME	1,717,499	6,513,628

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(8,189,472)	(5,521,903)
Other income	22,167	32,288

Interest expense and other income, net	(8,167,305)	(5,489,615)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	(6,449,806)	1,024,013

INCOME TAX (PROVISION) BENEFIT	2,130,034	(343,839)

NET INCOME (LOSS)	$(4,319,772)	$680,174

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(43.20)	$6.80

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholder’s Equity

For the Thirteen Weeks Ended June 2, 2007
(Unaudited)

	Common		Total
	Stock	Retained	Shareholder’s
	Class A	Deficit	Equity

BALANCE AT MARCH 3, 2007	$150,187,941	$(367,831)	$149,820,110

Net loss	—	(4,319,772)	(4,319,772)

Cumulative effect—FIN 48 adoption	—	(57,127)	(57,127)

Expenses paid on behalf of parent	(7,870)	—	(7,870)

BALANCE AT JUNE 2, 2007	$150,180,071	$(4,744,730)	$145,435,341

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	June 2, 2007	June 3, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,319,772)	$680,174

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,272,033	6,795,405
Amortization of deferred loan origination fees	544,340	372,506
Change in deferred taxes	(325,123)	(2,456,226)
Gain on disposition of plant, property, and equipment	(200)	—
Changes in operating assets and liabilities-net of acquired assets and liabilities:
Receivables	2,510,509	7,153,353
Inventories	(13,008,251)	(4,010,583)
Refundable income taxes, prepaid expenses, and other current assets	(1,126,366)	2,578,087
Trade accounts payable and other accrued liabilities	2,825,509	542,567
Other long-term liabilities	(230,227)	130,950
Other assets	57,242	52,640
Total adjustments	519,466	11,158,699
Net cash provided by (used in) operating activities	(3,800,306)	11,838,873

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in the Acquisition of Clovervale	(9,940)	—
Net cash used in the Acquisition of Zartic	(122,602)	—
Capital expenditures	(2,471,081)	(1,880,302)
Net cash used in investing activities	(2,603,623)	(1,880,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of revolving credit agreement	8,856,000	—
Principal payments on long-term debt	(2,378,873)	(12,189,593)
Loan origination fees	—	(266,096)
Return of capital to parent	(7,870)	(9,871)

Net cash provided by (used in) financing activities	6,469,257	(12,465,560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,328	(2,506,989)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,631	2,540,722

CASH AND CASH EQUIVALENTS, END OF PERIOD	$153,959	$33,733

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.        Basis of Presentation

Pierre Foods, Inc. and its subsidiaries (the “Company” or “Pierre”) manufactures, markets, and distributes high-quality, differentiated processed food solutions, focusing on formed, pre-cooked and ready-to-cook protein products, compartmentalized meals, and hand-held convenience sandwiches.   The Company’s products include, but are not limited to, beef, pork, poultry, bakery items, vegetables, fruits, cobblers, and peanut butter and jelly bars, sandwiches and cups.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.   Pierre’s pre-cooked and ready-to-cook proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products.   Pierre markets its pre-cooked and ready-to-cook protein products to a broad array of customers that include restaurant chains, schools, military, and other foodservice providers.

The unaudited Condensed Consolidated Financial Statements of Pierre and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on June 15, 2007 (“Form 10-K”).

The financial information as of March 3, 2007 included in these financial statements has been derived from the Company’s audited Consolidated Financial Statements.  In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of the Company for the interim periods.  The results of interim operations are not necessarily indicative of the results to be expected for the full fiscal year, and as noted above, should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Form 10-K.  The Company’s current accounting policies are consistent with those described in the notes to the Company’s March 3, 2007 audited Consolidated Financial Statements except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which was effective March 4, 2007.

Included in this report are interim unaudited Condensed Consolidated Financial Statements that contain all adjustments necessary to present fairly the financial position as of June 2, 2007, the results of operations for the thirteen week periods ended June 2, 2007 and June 3, 2006, the cash flows of the Company for the thirteen week periods ended June 2, 2007 and June 3, 2006, and the statement of shareholder’s equity for the thirteen week period ended June 2, 2007.  The thirteen week periods ended June 2, 2007 and June 3, 2006 are referred to as “first quarter fiscal 2008” and “first quarter fiscal 2007”, respectively.

The Company reports the results of its operations using a 52-53 week basis.  In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.

2.  Acquisitions

Acquisition of Clovervale.  On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”).  The acquisition of Clovervale is referred to herein as the “Acquisition of Clovervale”.  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $21.8 million and is subject to a post-closing working capital adjustment.  Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).  See Note 6, “Long-Term Debt” to the Company’s Condensed Consolidated Financial Statements for further discussion.  Pierre’s investment in Clovervale was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Clovervale was a privately held company and currently employs approximately 129 employees.  Clovervale has operations in Amherst, Ohio and Easley, South Carolina and manufactures and sells a variety of food items including individually proportioned entrees, vegetables, sandwiches, fruits, cobblers, peanut butter and jelly bars, sandwiches and cups, sherbets, apple sauce, and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.  The operating results for Clovervale are included in the Company’s Condensed Consolidated Statement of Operations from the date of the Acquisition of Clovervale.

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Clovervale other intangible assets for financial reporting purposes.  Assets identified through these valuations included customer relationships, non-compete agreements, and certain tradenames and trademarks.  Other fair value adjustments were made in conjunction with the Acquisition of Clovervale, which primarily include adjustments to property, plant, and equipment, inventory, and related deferred taxes.

The Acquisition of Clovervale was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Clovervale.  The preliminary allocation of the net purchase price is as follows:

Current assets	$5,253,602
Property, plant, and equipment	12,876,729
Non-current assets	17,625
Goodwill	6,633,211
Other intangibles	2,730,000
Debt and other liabilities assumed	(4,411,625)
Deferred tax liabilities	(1,244,174)
Net assets acquired	$21,855,368

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

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change.  Net assets acquired totaling $21,845,428 were previously reported in the Company’s Form 10-K.  The increase in net assets acquired is due to miscellaneous adjustments.  The Company expects to further adjust and finalize the appraisals of acquired assets and liabilities in its fiscal year ending March 1, 2008 (“fiscal 2008”).  Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

Acquisition of Zartic.    On December 11, 2006, the Company acquired substantially all of the assets of Zartic, Inc. and its affiliated distribution company, Zar Tran, Inc. and certain real property and other assets used in the businesses (collectively,  “Zartic”).  The acquisition of Zartic is referred to herein as the “Acquisition of Zartic”.  The preliminary aggregate purchase price was $94.0 million, plus the assumption of certain liabilities, which was paid in cash at the closing and is subject to certain post-closing adjustments.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $91.6 million and is subject to additional post-closing adjustments, including adjustments for working capital.  Pierre funded the Acquisition of Zartic through an amendment to its Credit Agreement (“Amendment No. 3”).  See Note 6, “Long-Term Debt” to the Company’s Condensed Consolidated Financial Statements for further discussion.  Pierre’s investment in Zartic was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Zartic was a privately held company and currently employs approximately 925 employees.  Zartic has operations in Rome, Georgia, Cedartown, Georgia, and Hamilton, Alabama and manufactures, sells, delivers, and distributes a variety of food items including packaged beef, poultry, pork, and veal products and other similar products through various customer channels including restaurant chains, schools, military, and other foodservice providers.  Operating results for Zartic are included in the Company’s Condensed Consolidated Statement of Operations from the date of the Acquisition of Zartic.

In conjunction with the Acquisition of Zartic, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Zartic other intangible assets for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  Other fair value adjustments were made in conjunction with the Acquisition of Zartic, which primarily include adjustments to property, plant, and equipment, and inventory.

The Acquisition of Zartic was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Zartic.  The preliminary allocation of the net purchase price is as follows:

Current assets	$26,296,227
Property, plant, and equipment	29,809,308
Non-current assets	319,691
Goodwill	22,398,112
Other intangibles	27,700,000
Debt and other liabilities assumed	(14,798,162)
Net assets acquired	$91,725,176

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

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change.  Net assets acquired totaling $91,602,574 were previously reported in the Company’s Form 10-K.  The increase in net assets acquired is due to miscellaneous adjustments.  The Company expects to further adjust and finalize the appraisals of acquired assets and liabilities in fiscal 2008.

Unaudited Pro Forma Results.  The following tables present unaudited pro forma information for first quarter fiscal 2007, as if the Acquisition of Clovervale and the Acquisition of Zartic had been completed at the beginning of the period.

	First Quarter Fiscal 2007
	Actual	Pro Forma

Revenues	$105,755,518	$148,938,094

Net income (loss)	$680,174	$(2,745,329)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had acquired Clovervale and Zartic at the beginning of the respective period.  Purchase related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, cost of goods sold, and income taxes.

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

3.     Income Taxes

Effective March 4, 2007, the Company adopted FIN 48, which requires that the financial statement effects of a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

The recognition and measurement guidelines of FIN 48 were applied to all of the Company’s material tax positions as of March 4, 2007, resulting in an increase in non-current tax liabilities of $809,267, including accrued interest.  Of this amount, $57,127 was treated as a decrease to beginning retained earnings for the cumulative effect of change in accounting principle.  The total amount of unrecognized income tax benefits as of March 4, 2007 was $809,267, of which $57,127 would affect the Company’s effective income tax rate if recognized.  The difference between the total amount of unrecognized tax benefits and the amount that effect the effective income tax rate relates primarily to deferred tax benefits for temporary differences between book and tax return items.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for the tax year ended June 30, 2004.  No federal income tax returns are currently under examination.  With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for its fiscal 2003 tax year.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the thirteen week period ended June 2, 2007 was not material.

There was no material change in the net amount of unrecognized tax benefits in first quarter fiscal 2008.  Management has concluded that there will not be a material reduction in the unrecognized tax benefit during the next 12 months based on anticipated tax positions taken in the next 12 months, expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits.

The effective tax rate for first quarter fiscal 2008 was 33.0% compared to 33.6% for first quarter fiscal 2007.  The change in the effective tax rate is primarily due to the statutory increase in the Section 199 deduction (the “Domestic Manufacturing Deduction”) from 3% to 6% of qualifying income, partially offset by the elimination of the Extra-Territorial Income deduction (“ETI”) in the current year; and a reduction in the Company’s estimated state effective tax rate due to the Acquisition of Clovervale and the Acquisition of Zartic.

4.     Stock-Based Compensation

On June 30, 2004, Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”) adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees, and consultants of Holding and its subsidiaries, including the Company.  At June 2, 2007 and March 3, 2007, outstanding options to purchase  common stock of Holding issued to members of management of the Company (the “Options”) were 124,384 and 126,219, respectively, and 37,559 shares were reserved for future issuance.  All outstanding Options were granted at $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.  At June 2, 2007 and March 3, 2007, options to purchase 28,892 shares and 26,115 shares, respectively, were vested and exercisable.

The Company treats the Options issued to employees of the Company as stock-based compensation.  Prior to fiscal 2007, as permitted under GAAP, the Company accounted for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense was recognized for the stock option plan in the Company’s Condensed Consolidated Statements of Operations.

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123(R)), the Company adopted SFAS 123(R) using the prospective adoption method.  The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123(R), because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled award after the date of initial adoption.  No new Options were issued, modified or settled subsequent to adoption, however, the fair value assigned to any newly issued, modified or settled award in the future is expected to be significantly greater due to the differences in valuation methods.  Upon the adoption of SFAS 123(R) the pro forma effect of fair value accounting for prior periods presented are no longer presented as the Company used the minimum value method.

The Company engaged an independent third party to perform a valuation analysis of the Options.  The estimated total stock-based employee compensation expense was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Dividend yield	—
Term to expiration	10 years
Expected life	6.3 years
Expected volatility	—
Risk free interest rate	3.93%

5.     Inventories

A summary of inventories, by major classifications, follows:

	June 2, 2007	March 3, 2007
Finished goods	$67,605,461	$54,090,234
Raw materials	14,997,623	14,122,205
Work in process	260,566	283,827
Total	$82,863,650	$68,496,266

6.     Long-Term Debt

Long-term debt is comprised of the following:

	June 2, 2007	March 3, 2007
9.875% senior notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates maturing 2010	227,000,000	229,000,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing 2009	9,656,000	800,000
4.6% to 10.7% capitalized lease obligations maturing through 2011	3,665,183	4,044,056
Total long-term debt	365,321,183	358,844,056
Less current installments	1,547,613	1,557,594
Long-term debt less current installments	$363,773,570	$357,286,462

Effective June 30, 2004, the Company obtained a $190 million credit facility, which included a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  All of the Company’s indebtedness under the credit facility is secured by a first-priority security interest in substantially all of the Company’s assets.  Base rate borrowings under the term loan portion of the facility bear interest at prime rate plus 1.25% and base rate borrowings under the revolving credit portion of the facility bear interest at prime rate plus based on prime plus pricing levels ranging from 1.0% to 1.75% determined by the consolidated leverage ratio of the Company.  At June 2, 2007, the interest rates for base rate borrowings under the revolving credit facility and the term loans were 9.75% (prime of 8.25% plus 1.50%) and 9.50% (prime of 8.25% plus 1.25%), respectively.  However, the Company lowered such rates through  the use of LIBOR tranches.  The following table summarizes the Company’s outstanding LIBOR tranches as of June 2, 2007, including the amount, the respective rate of interest, and the date of expiration.

	Amount	Interest Rate	Expiration Date
Term loan LIBOR tranche:	$227,000,000	7.61%	June 14, 2007
Revolving credit facility LIBOR tranche:	$2,000,000	7.82%	June 7, 2007
Revolving credit facility LIBOR tranche:	$2,000,000	7.82%	June 11, 2007

Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company made all such scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  Additional prepayments of $2.0 million on the term loan during first quarter fiscal 2008.  As previously discussed in Note 2 “Acquisitions”, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to its term loan by $24.0 million in order to finance the Acquisition of Clovervale.  In addition, also discussed in Note 2 “Acquisitions”, in conjunction with the Acquisition of Zartic, the Company increased borrowings with respect to its term loan by $100.0 million in order to finance the Acquisition of Zartic.  The outstanding balance of $227.0 million as of June 2, 2007 is due on June 30, 2010.

On April 3, 2006, the Company entered into Amendment No. 1 to its credit facility (“Amendment No. 1”).  Amendment No. 1 provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan.  The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable prime rate and ½ of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%.  On August 21, 2006, the Company entered into Amendment No. 2 to its credit facility.  Amendment No. 2 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $24.0 million.  On December 11, 2006 the Company entered into Amendment No. 3 to its credit facility.  Amendment No. 3 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $100.0 million and an increase in the per annum interest rate with respect to borrowing under the company’s term loan to the base rate plus 1.25%.

On June 30, 2004, the shareholders of PF Management, Inc., the sole shareholder of the Company (“PFMI”), sold their shares of stock in PFMI (the “Acquisition of Pierre”) to Holding.  In conjunction with the Acquisition of Pierre, the Company issued new notes, which are 9.875% senior notes (the “New Notes”), with interest payable on January 15 and July 15 of each year.  The proceeds of the New Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

As of June 2, 2007, the Company had cash and cash equivalents on hand of $0.2 million, outstanding borrowings under its revolving credit facility of $9.7 million, outstanding letters of credit of approximately $6.3 million, and borrowing availability of approximately $24.0 million.  Also as of June 2, 2007, the Company had borrowings under its term loan of $227.0 million and $125.0 million of New Notes outstanding.  As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, outstanding letters of credit of approximately $3.5 million, and borrowing availability of approximately $35.7 million.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of New Notes outstanding.  The Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of June 2, 2007, the Company is in compliance with all financial covenants.

Under its term loan and revolving credit facility, the Company is required to deliver audited financial statements to the lenders within 90 days after the end of the Company’s fiscal year, which would have required such delivery to occur on or before June 1, 2007.  The Company obtained a waiver of such requirement effective June 1, 2007, which provided the Company an additional 30 days to deliver the Company’s audited financial statements to the lenders.  The Company delivered such financial statements within such 30-day period.

7.     Goodwill and Other Intangible Assets

In conjunction with the Acquisition of Pierre, the Company engaged an independent party, with the assistance of Pierre’s management, to perform valuations for financial reporting purposes of the Company’s other intangible assets.  Assets identified through these valuations included formulas, customer relationships, licensing agreements, and certain tradenames and trademarks.

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Clovervale other intangible assets for financial reporting purposes.  Assets identified through these valuations included customer relationships, non-compete agreements, and certain tradenames and trademarks.

In conjunction with the Acquisition of Zartic, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Zartic other intangible assets for financial reporting purposes.  Assets identified through these valuations included customer relationships, non-compete agreements, and certain tradenames and trademarks.

In accordance with SFAS No. 142 (“SFAS 142”)—”Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of March 3, 2007, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review.  There were no impairment charges as a result of this review.

The impairment analyses relied on financial forecasts of income and cash flows that are attributable to the Company’s reporting units and the respective indefinite-lived intangible assets and then discounted to present value at rates reflective of our cost of capital.  Future changes in our financial forecasts or cost of capital might adversely affect the value of the Company’s reporting units or indefinite-lived intangible assets.  The Company will continue to perform impairment tests on an annual basis and on an interim basis, if certain conditions exist.

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

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of June 2, 2007 are as follows:

	As of June 2, 2007
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	5-15	$100,599,000	$40,492,098	$60,106,902
Tradename and trademarks	2-20	22,780,000	6,428,206	16,351,794
Customer relationships	10-14	46,000,000	16,326,080	29,673,920
Licensing agreements	10	12,100,000	4,663,860	7,436,140
Non-compete agreement	2-3	350,000	65,866	284,134
Total amortizable intangible assets		181,829,000	67,976,110	113,852,890

Indefinite-lived intangible assets
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		202,029,000	67,976,110	134,052,890

Goodwill	N/A	216,895,461	—	216,895,461
Total intangible assets		$418,924,461	$67,976,110	$350,948,351

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of March 3, 2007 are as follows:

	As of March 3, 2007
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	5-15	$100,599,000	$37,603,680	$62,995,320
Tradename and trademarks	2-20	22,780,000	5,656,800	17,123,200
Customer relationships	10-14	46,000,000	14,900,116	31,099,884
Licensing agreements	10	12,100,000	4,283,032	7,816,968
Non-compete agreement	2-3	350,000	34,616	315,384
Total amortizable intangible assets		181,829,000	62,478,244	119,350,756

Indefinite-lived intangible assets:
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		202,029,000	62,478,244	139,550,756

Goodwill	N/A	218,221,866	—	218,221,866
Total intangible assets		$420,250,866	$62,478,244	$357,772,622

The following table represents activity related to goodwill and amortizable intangible assets during first quarter fiscal 2008:

Goodwill:
Balance as of March 3, 2007	$218,221,866
Acquisition of Clovervale	9,941
Acquisition of Zartic	(1,336,346)
Balance as of June 2, 2007	$216,895,461

Amortizable intangible assets:

Balance as of March 3, 2007	$119,350,756
Amortization	(5,497,866)
Balance as of June 2, 2007	$113,852,890

The future amortization of other intangible assets for the next five fiscal years is estimated to be as follows:

	(in thousands)
	2009	2010	2011	2012	2013

Formulas	$9,745	$8,523	$7,172	$5,946	$4,864
Tradename and trademarks	$2,771	$1,689	$1,539	$1,412	$1,294
Customer relationships	$5,083	$4,412	$3,703	$3,058	$2,480
Licensing agreements	$1,426	$1,361	$1,239	$1,097	$728
Non-compete agreement	$112	$78	$—	$—	$—

8.   Commitments and Contingencies

Letters of Credit.  The Company provided a letter of credit in the amount of $5.7 million and $2.8 million as of June 2, 2007 and March 3, 2007, respectively, to its insurance carrier for the underwriting of certain performance bonds. The current letter of credit expires in fiscal 2008.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims. Letters of credit for these claims totaled $675,000 as of June 2, 2007 and March 4, 2007.

Legal Proceedings.  The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a material adverse effect on the Company’s financial position or future results of operations or cash flows.  See Item 3 — “Legal Proceedings” of the Company’s Annual Report on Form 10-K for fiscal 2007 and Note 13 — “Legal Proceedings,” hereof for further discussion.

Liability to Selling Shareholders.  In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses, will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company was required to pay and has paid to the selling shareholders the amount of any tax benefit attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits was paid into an escrow account that secures the selling shareholders indemnification obligations under the tax sharing and indemnification agreement. The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During fiscal 2007, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of June 2, 2007, the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of June 2, 2007, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.4 million).  As of June 2, 2007, the Company has a remaining liability to the selling shareholders totaling $2.2 million (which reflects the aforementioned $1.3 million adjustment during fiscal 2007).  No payments were made to the selling shareholders during first quarter fiscal 2008, however, the Company expects to make additional payments in conjunction with the filing of its fiscal 2007 federal and state returns during fiscal 2008.  An estimate of such payments is classified by the Company as a current liability (approximately $0.3 million).  The remaining portion of the liability (approximately $1.9 million) is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  The Company expects to fully utilize the Deal Related NOLs and other deal related expenses, however the timing of the future payments of the long-term portion is unknown.

9.   Comprehensive Income

Total comprehensive income is comprised solely of net income (loss) in first quarter fiscal 2008 and first quarter fiscal 2007.

10.   Supplemental Cash Flow Disclosures —Cash Paid During the Period and Non-Cash Transactions

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	June 2, 2007	June 3, 2006
Cash paid during the period for:
Interest	$4,567,765	$2,106,064
Income taxes, net	$50,116	$24,055

Acquisition of Zartic adjustment:
Adjustment of inventory to fair value	1,359,133	—

11.   Recently Issued Accounting Guidance

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurement.  SFAS 157 is effective for interim and annual reporting periods beginning after November 15, 2007.  The Company has not yet assessed the impact of SFAS 157 on the Company’s consolidated financial statements.

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

Effective March 4, 2007, the Company adopted FIN 48, which requires that the financial statement effects of a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The details of the adoption of FIN 48 are described in Note 3, “Income Taxes”, to the Company’s Condensed Consolidated Financial Statements.

12.   Transactions with Related Parties

At June 2, 2007, there were no significant changes in related party transactions from those described at March 3, 2007 in the Company’s Form 10-K.

13.   Legal Proceedings

Environmental.   On August 19, 2003, as a result of complaints from neighboring businesses, the Company received a Notice of Violation (“NOV”) from the Hamilton County Department of Environmental Services (“HCDOES”) relating to operations at its Cincinnati, Ohio plant facility.  The NOV alleged that the Company violated its permits by exceeding the visual emission (“VE”) specification of 20% opacity.  The Company received additional NOV’s for opacity violations on October 2, 2003 and November 26, 2003, all of which were the result of complaints from neighboring businesses.

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

On March 20, 2006, HCDOES sent an NOV to the Company alleging that the Company violated its permit limits for particulate matter (“PM”) and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another NOV to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.  Depending on HCDOES’ interpretation of the data, HCDOES may allege additional violations of emission limits and other regulatory requirements.  To date, the Company has spent approximately $1.8 million for emissions control equipment purchases to comply with relevant laws.  The Company installed this control equipment in first and second quarter of its successor fiscal 2007. Furthermore, in August 2006, HCDOES requested that the Company submit a determination as to whether or not it was subject to Title V or major new source permitting requirements. The Company responded to HCDOES’ request in September 2006, concluding that the Company was not subject to Title V or major new source permitting requirements based on the Company’s interpretation of such regulations.  The Company received a letter on April 3, 2007, from the Director of the Ohio EPA agreeing that the Company did not trigger major new source permitting requirements.

On May 21, 2007, the Director of Ohio EPA invited the Company to enter into consent finding and orders with Ohio EPA, in lieu of referral to the Ohio Attorney General’s Office and the filing of an enforcement action in court.  The initial penalty demand from Ohio EPA was $256,076.  On June 29, 2007, the Company’s outside legal counsel sent a letter on behalf of the Company making a counter-offer of $52,800 to settle the Ohio EPA claims, disputing various legal conclusions drawn by Ohio EPA.  The Company cannot predict the final outcome of the settlement negotiations with a high degree of confidence.

The Company also has conducted additional stack testing of certain of its cook lines, which use the new control equipment installed for four of its cook lines.  The preliminary results indicate that the new equipment is not as effective as originally expected.  Nevertheless, the controlled emissions are expected to meet applicable regulatory requirements.

The Company is cooperating with the authorities in all aspects of these matters.  In addition, the Company consulted with its outside legal counsel to assist  in resolving these matters and estimating the potential fines and penalties that may be assessed in the future.

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

As part of its ongoing operations in the food processing industry, the Company is subject to extensive federal, state, and local regulations and its food processing facilities and food products are subject to frequent inspection, audits and inquiries by the USDA, the FDA, and various local health and agricultural agencies and by federal, state, and local agencies responsible for the enforcement of environmental, labor, and other laws and regulations.  The Company is also involved in various legal actions arising in the normal course of business.  These matters are continuously being evaluated and, in some cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made.  Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position.

14.   Subsequent Event

On July 14, 2007, the Company’s meat processing plant located in Hamilton, Alabama was destroyed by a fire. The Hamilton plant, which was acquired by the Company as part of the Acquisition of Zartic, was primarily used for processing sausage products and employed approximately 45 people prior to the fire. The exact cause of the fire has not been determined as of July 17, 2007 and management is awaiting the results of an investigation to determine the extent of the damages. The Company is working with its insurance carrier to determine coverage, but believes that the damages, including business interruption, will be covered by insurance without any material financial loss to the Company. The Company is executing a Disaster Recovery Plan designed to continue the supply of affected products to the Company’s customers.

15.   Subsidiary Guarantors

Each of the subsidiaries of Pierre Foods, Inc. fully and unconditionally guarantees the New Notes on a joint and several basis.  The subsidiaries resulting from the Acquisition of Clovervale and the Acquisition of Zartic became guarantors from the date of their respective acquisitions in fiscal 2007.  Fresh Foods Properties, LLC, which was the only subsidiary of Pierre Foods, Inc. prior to fiscal 2007, is inactive and holds two trademarks that are not currently in use by the Company.  The following presents financial information about Pierre Foods, Inc., as the issuer of the New Notes, and each of the guarantor subsidiaries.  Pierre has no non-guarantor subsidiaries.  Intercompany transactions are eliminated.

The following supplemental condensed statements of operations for the thirteen week period ended June 2, 2007, condensed balance sheets as of June 2, 2007 and March 3, 2007, and the supplemental cash flows for the thirteen week period ended June 2, 2007, depict in separate columns, the issuer (Pierre Foods, Inc.), the subsidiaries, all of which are guarantors, elimination adjustments, and the consolidated total. The financial information follows the legal structure of the Company and therefore, may not necessarily be indicative of the results of operations or financial position of the Company, including the subsidiaries, had they been operated as independent entities.

Pierre Foods, Inc.
Condensed Statements of Operations
For the Thirteen Weeks Ended June 2, 2007
(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

REVENUES, NET:
Customers	$155,333,155	$2,168,159	$—	$157,501,314
Intercompany	—	58,187,856	(58,187,856)	—
Total revenues, net	155,333,155	60,356,015	(58,187,856)	157,501,314

COSTS AND EXPENSES:
Cost of goods sold	117,964,522	55,931,011	(55,931,011)	117,964,522
Selling, general, and administrative expenses	26,746,492	3,467,222	(1,666,272)	28,547,442
Depreciation and amortization	8,439,664	1,422,960	(590,573)	9,272,051
Gain on disposition of property, plant, and equipment, net	(200)	—	—	(200)

Total costs and expenses	153,150,478	60,821,193	(58,187,856)	155,783,815

OPERATING INCOME (LOSS)	2,182,677	(465,178)	—	1,717,499

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(7,927,431)	(262,041)	—	(8,189,472)
Other income	22,167	—	—	22,167

Interest expense and other income, net	(7,905,264)	(262,041)	—	(8,167,305)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(5,722,587)	(727,219)	—	(6,449,806)

INCOME TAX BENEFIT	1,939,499	190,535	—	2,130,034

EQUITY IN NET LOSS OF SUBSIDIARIES	(536,684)	—	536,684	—

NET LOSS	$(4,319,772)	$(536,684)	$536,684	$(4,319,772)

Pierre Foods, Inc.

Condensed Balance Sheets

June 2, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$141,272	$12,687	$—	$153,959
Accounts receivable, net	41,456,266	2,099,714	—	43,555,980
Inventories	72,411,916	10,451,734	—	83,863,650
Refundable income taxes	3,048,897	3,418,742	—	6,467,639
Deferred income taxes	4,376,950	613,032	—	4,989,982
Prepaid expenses and other current assets	3,075,562	1,749,040	—	4,824,602
			—
Total current assets	124,510,863	18,344,949	—	142,855,812

PROPERTY, PLANT, AND EQUIPMENT, NET	56,199,877	41,283,458	—	97,483,335

OTHER ASSETS:
Other intangibles, net	106,142,782	27,910,108	—	134,052,890
Goodwill	187,864,138	29,031,323	—	216,895,461
Deferred loan origination fees	7,722,368	—	—	7,722,368
Investment in subsidiaries	111,261,077	—	(111,261,077)	—
Intercompany accounts	—	12,832,505	(12,832,505)	—
Other	4,609,722	288,178	—	4,897,900

Total other assets	417,600,087	70,062,114	(124,093,582)	363,568,619

Total Assets	$598,310,827	$129,690,521	$(124,093,582)	$603,907,766

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$175,241	$1,372,372	$—	$1,547,613
Trade accounts payable	10,176,514	8,597,154	—	18,773,668
Accrued interest	8,609,663	—	—	8,609,663
Accrued payroll and payroll taxes	5,248,894	2,368,342	—	7,617,236
Accrued promotions	3,246,863	62,180	—	3,309,043
Accrued taxes (other than income and payroll)	905,848	329,690	—	1,235,538
Other accrued liabilities	2,426,281	1,580,348	—	4,006,629

Total current liabilities	30,789,304	14,310,086	—	45,099,390

LONG-TERM DEBT, less current installments	362,064,014	1,709,556	—	363,773,570

DEFERRED INCOME TAXES	43,598,822	1,625,820	—	45,224,642

INTERCOMPANY ACCOUNTS	12,832,505	—	(12,832,505)	—

OTHER LONG-TERM LIABILITIES	3,590,841	783,982	—	4,374,823

Total Liabilities	452,875,486	18,429,444	(12,832,505)	458,472,425

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at June 2, 2007	150,180,071	113,580,544	(113,580,544)	150,180,071
Retained earnings (deficit)	(4,744,730)	(2,319,467)	2,319,467	(4,744,730)

Total shareholder’s equity	145,435,341	111,261,077	(111,261,077)	145,435,341

Total Liabilities and Shareholder’s Equity	$598,310,827	$129,590,521	$(124,093,582)	$603,907,766

Pierre Foods, Inc.
Condensed Balance Sheets
March 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,357	$39,274	$—	$88,631
Accounts receivable, net	35,545,947	10,592,702	—	46,138,649
Inventories	51,000,807	17,495,459	—	68,496,266
Refundable income taxes	4,612,613	—	—	4,612,613
Deferred income taxes	4,376,950	782,409	—	5,159,359
Prepaid expenses and other current assets	3,563,052	1,990,211	—	5,553,263

Total current assets	99,148,726	30,900,055	—	130,048,781

PROPERTY, PLANT, AND EQUIPMENT, NET	56,954,832	41,605,029	—	98,559,861

OTHER ASSETS:			—
Other intangibles, net	110,382,124	29,168,632	—	139,550,756
Goodwill	187,864,137	30,357,729	—	218,221,866
Deferred loan origination fees	8,266,710	—	—	8,266,710
Investment in subsidiaries	111,665,219	—	(111,665,219)	—
Intercompany accounts	2,895,982	670,075	(3,566,057)	—
Other	4,839,678	341,823	—	5,181,501

Total other assets	425,913,850	60,538,259	(115,231,276)	371,220,833

Total Assets	$582,017,408	$133,043,343	$(115,231,276)	$599,829,475

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$190,293	$1,367,301	$—	$1,557,594
Trade accounts payable	12,697,660	7,869,665	—	20,567,325
Accrued interest	5,568,643	—	—	5,568,643
Accrued payroll and payroll taxes	4,711,518	2,404,527	—	7,116,045
Accrued promotions	2,479,254	799,176	—	3,278,430
Accrued taxes (other than income and payroll)	833,774	261,737	—	1,095,511
Other accrued liabilities	2,435,853	674,753	—	3,110,606

Total current liabilities	28,916,995	13,377,159	—	42,294,154

LONG-TERM DEBT, less current installments	355,249,190	2,037,272	—	357,286,462

DEFERRED INCOME TAXES	43,541,698	2,120,319	—	45,662,017

INTERCOMPANY ACCOUNTS	670,075	2,895,982	(3,566,057)	—

OTHER LONG-TERM LIABILITIES	3,819,340	947,392	—	4,766,732

Total Liabilities	432,197,298	21,378,124	(3,566,057)	450,009,365

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at March 3, 2007	150,187,941	113,448,002	(113,448,002)	150,187,941
Retained earnings (deficit)	(367,831)	(1,782,783)	1,782,783	(367,831)

Total shareholder’s equity	149,820,110	111,665,219	(111,665,219)	149,820,110

Total Liabilities and Shareholder’s Equity	$582,017,408	$133,043,343	$(115,231,276)	$599,829,475

Pierre Foods, Inc.
Condensed Statements of Cash Flows
For the Thirteen Weeks Ended June 2, 2007
(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(20,568,613)	$16,768,306	$—	$(3,800,306)
			—
CASH FLOWS FROM INVESTING ACTIVITIES:			—
Net cash used in the Acquisition of Zartic	(122,602)	—	—	(122,602)
Net cash used in the Acquisition of Clovervale	(9,940)	—	—	(9,940)
Intercompany accounts	15,058,412	—	(15,058,412)	—
Capital expenditures	(1,057,245)	(1,413,836)	—	(2,471,081)
Net cash (used in) provided by investing activities	13,868,625	(1,413,836)	(15,058,412)	(2,603,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of revolving credit agreement	8,856,000	—	—	8,856,000
Principal payments on long-term debt	(2,056,228)	(322,645)	—	(2,378,873)
Intercompany accounts		(15,058,412)	15,058,412	—
Return of capital to parent	(7,870)	—	—	(7,870)
Net cash provided by (used in) financing activities	6,791,902	(15,381,057)	15,058,412	6,469,257

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,915	(26,587)	—	65,328

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,357	39,274	—	88,631

CASH AND CASH EQUIVALENTS, END OF YEAR	$141,272	$12,687	$—	$153,959

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations for first quarter fiscal 2008 compared to first quarter fiscal 2007.  The thirteen week periods ended June 2, 2007 and June 3, 2006 are referred to as “first quarter fiscal 2008” and “first quarter fiscal 2007”, respectively.  This section should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and considered with “Risk Factors”  and “Quantitative and Qualitative Disclosures About Market Risk” discussed in Item 1A and Item 7, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed with the SEC on June 15, 2007, and Item 1A of Part II, and Item 3 of Part I, respectively, of this Quarterly Report on Form 10-Q, and “Cautionary Statements Regarding Forward Looking Information,” which precedes Item 3 of Part I of this Report.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.

Results of Operations

First Quarter Fiscal 2008 Compared to First Quarter Fiscal 2007

Revenues, net.  Net revenues increased by $51.7 million in first quarter fiscal 2008 compared to first quarter fiscal 2007, or 48.9%.  This increase was due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $41.5 million); (2) an increase in sales volume due to the Acquisition of Clovervale (approximately $9.4 million); and (3) an increase in volume across most of the Company’s end-market segments (approximately $6.2 million). This was partially offset by (1) a decrease in sales to two National Accounts restaurant chains (approximately $3.4 million); (2) a change in sales mix (approximately $1.4 million) across most of the Company’s end-markets; and (3) net price decreases to customers (approximately $0.6 million).

Cost of goods sold.  Cost of goods sold increased by $43.9 million in first quarter fiscal 2008 compared to first quarter fiscal 2007, or 59.2%.  This increase was due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $36.8 million); (2) an increase in sales volume due to the Acquisition of Clovervale (approximately $7.4 million); (3) an increase in expense as a result of increased net revenues due to volume growth (approximately $3.9 million); (4) an increase raw material costs (approximately $1.4 million), primarily due to increased prices paid for chicken (approximately $1.2 million); and (5) an increase in labor costs (approximately $0.7 million).  These factors contributing to the increase in cost of goods sold were partially offset by (1) a decrease in sales volume to two National Accounts restaurant chains (approximately $3.1 million); (2) favorable formulation mix and manufacturing yields (approximately $1.6 million); and (3) a decrease in overhead costs (approximately $1.3 million).

As a percentage of revenues, cost of goods sold increased from 70.1% to 74.9%, an increase of 4.8%.  This increase was primarily due to (1) sales of higher-cost products as a result of the Acquisition of Zartic (approximately 5.5%); (2) higher costs as a result of increased costs associated with labor (approximately 0.6%); (3) the impact of net price decreases to customers (approximately 0.4%); (4) increased volume growth and a change in sales mix (approximately 0.6%); (5) sales of higher-cost products due to the Acquisition of Clovervale (approximately 0.2%); partially offset by  (1) decreases in overhead costs (approximately 1.1%); and  (2) the net impact of increases in prices paid for raw material proteins and favorable formulation mix (approximately 0.2%).

The primary materials used in the Company’s food processing operations include boneless beef, chicken, pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has market-related pricing contracts that require the Company to immediately pass along commodity price variances.  During first quarter fiscal 2008, net prices paid for raw material proteins increased approximately $6.6 million; of which approximately $4.1 million was attributable to the Acquisition of Zartic.

Approximately 30.7% of total sales for first quarter fiscal 2008 were protected from commodity exposure, of which 25.0% were attributable to market-related pricing contracts, while the other 5.7% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For first quarter fiscal 2007, approximately 36.5% of total sales were protected from commodity exposure, of which 31.8% were attributable to market-related pricing contracts, while the other 4.7% were related to the USDA Commodity Reprocessing Program.

The following table represents the increases in the weighted average prices the Company paid for beef, chicken, pork, and cheese during first quarter fiscal 2008 compared to first quarter fiscal 2007 excluding formulation mix and market-related pricing contracts.  The first quarter fiscal 2008 reflects the weighted average prices paid for raw materials as a result of the Acquisition of Zartic and the Acquisition of Clovervale.

% Increase in
First Quarter Fiscal 2008
Compared to
First Quarter Fiscal 2007
Beef	(4.0%)
Chicken	(72.1%)
Pork	(0.7%)
Cheese	(12.2%)
Aggregate	(13.5%)

While historically the Company has managed fluctuations in raw material costs through purchase orders, market-related pricing contracts, and by passing on such cost increases to customers, the Company may be unable to protect itself from future increases in the prices of raw materials on a timely basis, or at all.   In addition, some of the Company’s customers purchase products based on bid contracts with set prices, which would prevent the Company from recovering any raw materials price increases from these customers during the life of those contracts.  If prices for beef, chicken, pork, and cheese were to increase significantly without a commensurate increase in the price for processed protein food products, the Company’s financial condition and operating results could be adversely affected.

Selling, general, and administrative.  Selling, general, and administrative expenses increased by $10.2 million in first quarter fiscal 2008 compared to first quarter fiscal 2007, or 55.6%.  This increase was primarily due to (1) increased volume as a result of the Acquisition of Zartic (approximately $5.7 million); (2) increased volume as a result of the Acquisition of Clovervale (approximately $1.7 million); (3) increased selling expense primarily due to increased promotional activity (approximately $1.1 million); (4) increased expenses related to increased sales volume across most of the Company’s end-markets ($1.0 million); (5) increased storage expense (approximately $0.4 million) due to increased replenishment costs and build of inventories associated with the Acquisition of Zartic; (6) increased integration expenses, primarily as a result of the Acquisition of Zartic (approximately $0.4 million); and (7) increased freight costs (approximately $0.3 million).  As a percentage of revenues, selling, general, and administrative expenses increased from 17.4% to 18.1%.

Depreciation and amortization.  Depreciation and amortization expense increased by $2.5 million primarily due to increased amortization ($0.7 million) and increased depreciation expense ($1.8 million).  The increase in amortization expense was primarily due to additional amortization expense as a result of additional amortizable intangible assets recorded in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale; offset by the decrease as a result of the accelerated methods of amortization used for the amortizable intangible assets recorded in conjunction with the Acquisition of Pierre.  The increased depreciation expense was primarily due to the allocation of the purchase prices in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale and the valuations of property, plant, and equipment as a result of purchase accounting for such acquisitions.

Interest expense and other income, net.  Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt.  Interest expense and other income, net increased by $2.7 million, or 48.8%.  This increase is primarily due to increased average outstanding borrowings under the term loan as a result of Amendment No. 2 to the Company’s credit facility in order to finance the Acquisition of Clovervale and Amendment No. 3 to the Company’s credit facility in order to finance the Acquisition of Zartic, increased floating interest rates related to the Company’s variable-rate interest, and increased average borrowings under the Company’s revolving credit facility.  The Company’s average outstanding long-term debt during first quarter fiscal 2008 was $358.2 million versus $238.1 million during first quarter fiscal 2007.  The weighted average interest rates for first quarter fiscal 2008 and first quarter fiscal 2007 were 8.5% and 8.3%, respectively.

Income taxes.  The effective tax rate for first quarter fiscal 2008 was 33.0% compared to 33.6% for first quarter fiscal 2007.  The change in the effective tax rate is primarily due to (1) the statutory increase in the Section 199 deduction (the “Domestic Manufacturing Deduction”) from 3% to 6% of qualifying income; partially offset by (2) the elimination of the Extra-Territorial Income deduction (“ETI”) in the current year; and (3) a reduction in the Company’s estimated state effective tax rate due to the Acquisition of Clovervale and the Acquisition of Zartic.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” on March 4, 2007.  As a result, the Company recorded a liability of $809,267 for unrecognized tax benefits, including accrued interest.  Of this amount, $57,124 represented accrued interest and was accounted for as a reduction to the beginning balance of retained earnings.  The remaining $752,143 was recorded as a reduction to a non-current deferred tax liability account. The $57,124 represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters through the tax year ended June 30, 2004.  No federal income tax returns are currently under examination.  With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities through the fiscal 2003 tax year.

The Company’s policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the thirteen week period ended June 2, 2007 was not material.

Liquidity and Capital Resources

The following table summarizes the Company’s net cash provided by (used in) operating, investing, and financing activities for the thirteen week periods ended June 2, 2007 and June 3, 2006, respectively.

	Thirteen Weeks Ended June 2, 2007	Thirteen Weeks Ended June 3, 2006

Net cash provided by (used in):

Operating activities	$(3,800,306)	$11,838,873

Investing activities	$(2,603,623)	$(1,880,302)

Financing activities	$6,469,257	$(12,465,560)

Net cash used in operating activities during first quarter fiscal 2008 was $3.8 million compared to net cash provided by operating activities of $11.8 million during first quarter fiscal 2007.  The decrease in net cash provided by operating activities was primarily due to (1) an increase in inventories (approximately $13.0 million) in first quarter fiscal 2008 compared with less of an increase in the prior year comparable period (approximately $4.0 million); (2) a decrease in accounts receivable (approximately $2.5 million) during first quarter fiscal 2008 compared to a greater decrease in the prior year comparable period (approximately $7.2 million); (3) an increase in refundable income taxes, prepaid expense, and other current assets (approximately $1.1 million) in first quarter fiscal 2008 compared with a decrease in first quarter fiscal 2007 (approximately $2.6 million); and (4) a decrease in other long-term liabilities in first quarter fiscal 2008 (approximately $0.2 million) compared with an increase  (approximately $0.1 million) in first quarter fiscal 2007; offset by (5) depreciation and amortization expense (approximately $9.3 million) in first quarter fiscal 2008 compared with first quarter fiscal 2007 (approximately $6.8 million), (6) an increase in accounts payable and other accrued liabilities (approximately $2.8 million) during first quarter fiscal 2008 compared to less of an increase (approximately $0.5 million) in the prior year comparable period; (7) a change in deferred income taxes (approximately $0.3 million) in first quarter fiscal 2008 compared to a change (approximately $2.5 million) in first quarter fiscal 2007; and (8) amortization of deferred loan fees in first quarter fiscal 2008 (approximately $0.5 million) compared to less amortization in first quarter fiscal 2007 (approximately $0.4 million).

The primary components of net cash used in operating activities for first quarter fiscal 2008 were (1) an increase in inventories (approximately $13.0 million) due to a pipeline fill in conjunction with the Acquisition of Zartic, an increase in raw material costs used in the production of inventory, production of newly developed products to meet customer needs, an inventory build to meet contractual obligations with one of the Company’s largest customers, and a focused effort to increase safety stock due to anticipated transitions to new suppliers; (2) an increase in refundable income taxes, prepaid expenses, and other current assets (approximately $1.1 million); (3) a decrease in other long-term liabilities (approximately $0.2 million); offset by (4) depreciation and amortization of intangible assets (approximately $9.3 million), of which $3.6 million relates to depreciation of fixed assets and $5.7 million relates to amortization of intangible assets recorded in conjunction with the Acquisition of Pierre, the Acquisition of Clovervale, and the Acquisition of Zartic; (5) an increase in trade accounts payable and other accrued liabilities (approximately $2.8 million); (6) a decrease in receivables (approximately $2.5 million); and (7) amortization of deferred loan fees (approximately $0.5 million).

Net cash used in investing activities for first quarter fiscal 2008 was $2.6 million compared to $1.9 million for first quarter fiscal 2007.  Net cash used in investing activities during first quarter fiscal 2008 consists of capital expenditures (approximately $2.5 million), which consisted of various plant improvements, including the expenditures on the control equipment (See further discussion in Note 13, “Legal Proceedings” to the Company’s Condensed Consolidated Financial Statements), and routine capital expenditures, in addition to net cash used in conjunction with the Acquisition of Zartic (approximately $0.1 million).  Net cash used in investing activities during first quarter fiscal 2007 consists of capital expenditures for various plant improvements and routine capital expenditures.

Net cash provided by financing activities for first quarter fiscal 2008 was $6.5 million compared to net cash used in financing activities for first quarter fiscal 2007 of $12.5 million.  Net cash provided by financing activities for first quarter fiscal 2008 was due primarily to: (1) increased borrowings under the Company’s revolving credit facility (approximately $8.9 million); offset by principal payments on long-term debt (approximately $2.4 million), which includes $2.0 million of prepayments on Company’s term loan and $0.4 million of principal payments for capital leases.

Effective June 30, 2004, the Company obtained a $190 million credit facility, which included a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  All of the Company’s indebtedness under the credit facility is secured by a first-priority security interest in substantially all of the Company’s assets.  Base rate borrowings under the term loan portion of the facility bear interest at prime rate plus 1.25% and base rate borrowings under the revolving credit portion of the facility bear interest based prime plus on pricing levels ranging from 1.0% to 1.75% determined by the consolidated leverage ratio of the Company.  At June 2, 2007, the interest rates for base rate borrowings under the revolving credit facility and the term loans were 9.75% (prime of 8.25% plus 1.50%) and 9.50% (prime of 8.25% plus 1.25%), respectively.  However, the Company lowered such rates through  the use of LIBOR tranches.  The following table summarizes the Company’s outstanding LIBOR tranches as of June 2, 2007, including the amount, the respective rate of interest, and the date of expiration.

	Amount	Interest Rate	Expiration Date

Term loan LIBOR tranche:	$227,000,000	7.61%	July 16, 2007
Revolving credit facility LIBOR tranche:	$2,000,000	7.82%	June 7, 2007
Revolving credit facility LIBOR tranche:	$2,000,000	7.82%	June 11, 2007

Repayment of borrowings under the term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company made all such scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  The Company made additional prepayments totaling $2.0 million were made on the term loan during first quarter fiscal 2008.  As previously discussed in Note 2, “Acquisitions” to the Company’s Condensed Consolidated Financial Statements, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to its term loan by $24.0 million in order to finance the Acquisition of Clovervale.  In addition, also discussed in Note 2, “Acquisitions” to the Company’s Condensed Consolidated Financial Statements, in conjunction with the Acquisition of Zartic, the Company increased borrowings with respect to its term loan by $100.0 million in order to finance the Acquisition of Zartic.  The outstanding balance of $227.0 million as of March 3, 2007 is due on June 30, 2010.

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

Cash and Cash Equivalents; Borrowing Availability.   As of June 2, 2007, the Company had net cash and cash equivalents on hand of $0.2 million (See Critical Accounting Policies below for further discussion on the Company’s treatment of cash and cash equivalents) outstanding borrowings under its revolving credit facility of $9.7 million and borrowing availability of approximately $24.0 million.  Also as of June 2, 2007, the Company had borrowings under its term loan of $227.0 million and $125.0 million of the 9.875% senior notes outstanding that were issued in conjunction with the Acquisition of Pierre (“New Notes”).  As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, and borrowing availability of approximately $35.7 million.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of the New Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  The Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of June 2, 2007, the Company is in compliance with all financial covenants.

Income Taxes.  The Company adopted the provisions of FIN 48 on March 4, 2007.  As a result, the Company recorded a liability of $809,267 for unrecognized tax benefits, including accrued interest.  Of this amount, $57,124 was accounted for as a reduction to the beginning balance of retained earnings.  The remaining $752,193 was recorded as a reduction to a non-current deferred tax liability account.  The $57,124 represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for the tax year ended June 30, 2004.  No federal income tax returns are currently under examination.  With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for the fiscal year 2003 tax year.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the thirteen week period ended June 2, 2007 was not material.

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

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During the Company’s fiscal year ended March 2, 2007 (“Fiscal 2007”), the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of June 2, 2007, the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of June 2, 2007, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.4 million).  As of June 2, 2007, the Company has a remaining liability to the selling shareholders totaling $2.2 million (which reflects the aforementioned $1.3 million adjustment during fiscal 2007).  No payments were made to the selling shareholders during first quarter fiscal 2008, however, the Company expects to make additional payments in conjunction with the filing of its fiscal 2007 federal and state returns during fiscal 2008.  An estimate of such payments is classified by the Company as a current liability (approximately $0.3 million).  The remaining portion of the liability (approximately $1.9 million) is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  The Company expects to fully utilize the Deal Related NOLs and other deal related expenses, however the timing of the future payments of the long-term portion is unknown.

Capital Expenditures.  The Company has budgeted approximately $13.4 million for capital expenditures for the remainder of its fiscal 2008.  These expenditures include a provision for capacity expansion, system upgrades, and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its $40 million revolving credit facility, as well as the Company’s ability to enter into capital leases, will be adequate to finance these capital expenditures.

If the Company continues its historical annual revenue growth trend as expected, the Company will be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand and specific customer requirements.  In addition, management believes that future cash requirements for these plant expansion projects would need to be met through other long-term financing sources.  The incurrence of additional long-term debt is governed and restricted by the Company’s existing debt instruments.  Furthermore, there can be no assurance that additional long-term financing will be available on advantageous terms (or any terms) when needed by the Company.

General.   Significant assumptions underlie the belief that the Company anticipates that its fiscal 2008 cash requirements for working capital and debt service will be met through a combination of funds provided by operations and borrowings under its $40 million revolving credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant unbudgeted capital requirements of the Company.  In addition, if Pierre is unable implement appropriate pricing to its customers (required due to rising raw material costs), or if the Company is unable to successfully integrate the recently acquired companies, which includes consolidating the financial functions and obtaining planned synergies, integrating key personnel, and the maintenance and growth of the existing businesses, the Company may be unable to continue to generate sufficient cash flow.  Such inability to generate sufficient cash flow may require the Company to refinance all or a portion of its debt, including the New Notes and its credit facility, obtain additional financing, which as a result, might not be available for its operations or other purposes, sell some of its assets or operations, reduce or delay capital expenditures, or revise or delay its operations or strategic plans.  If the Company is required to take any of these actions, it could have a material adverse effect on its business and  financial condition.  In addition, the Company cannot guarantee it would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements, or that these actions would be permitted under the terms of its New Notes or credit facility.

Commercial Commitments, Contingencies, and Contractual Obligations

The Company provided a letter of credit in the amount of $5.7 million and $2.8 million as of June 2, 2007 and March 3, 2007, respectively, to its insurance carrier for the underwriting of certain performance bonds.  The current letter of credit outstanding expires in fiscal 2008.  The Company also provides secured letters of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims.  The letters of credit for these claims totaled $675,000 as of June 2, 2007 and March 3, 2007.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a material adverse effect on the Company’s financial position or future results of operations and cash flows.  See Note 13 — “Legal Proceedings,” to the Company’s Condensed Consolidated Financial Statements for further discussion of proceedings as of June 2, 2007.

The following tables summarize our commitments and contractual obligations by fiscal year as of June 2, 2007.

	Commitments by Fiscal Year

	Total	Less than 1 Year	1 — 3 Years	3-5 Years	More than 5 Years
Letters of credit	$6,369,500	$6,369,500	$—	$	$
Purchase commitments for capital projects	1,969,687	1,969,687	—	—	—
Purchase commitments for raw materials	3,177,854	3,177,854	—	—	—
Purchase commitments for natural gas	392,519	392,519	—	—	—
Purchase commitments for miscellaneous	56,746	55,284	1,462	—	—
Total	$11,966,306	$11,964,844	$1,462	$—	$—

	Contractual Obligations by Fiscal Year

	Total	Less than 1 Year	1 — 3 Years	3-5 Years	More than 5 Years

Long-term debt	$361,656,000	$—	$236,656,000	$—	$125,000,000
Capital lease obligations*	3,981,074	1,756,417	2,132,586	92,071	—
Operating lease obligations	3,428,915	2,836,195	544,345	48,375	—
Interest on fixed-rate debt**	68,293,704	12,666,213	24,768,116	24,687,500	6,171,875
Interest on variable-rate debt**	40,392,271	18,340,504	22,051,767	—	—
Total	$477,751,964	$35,599,329	$286,152,814	$24,827,946	$131,171,875

*Capital lease obligations include interest component related to leases.

**Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of June 2, 2007 assuming that the outstanding balances remain unchanged until maturity.

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

Cash and cash equivalents.  For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable.  As of June 2, 2007, the Company had actual cash of $5.1 million (of which $4.9 million was held in accounts with the Company’s bank that is primarily responsible for its cash management), which was offset by outstanding checks of $9.4 million, resulting in a net reclassification of $5.6 million to accounts payable and a remaining net cash on hand balance of $0.2 million.  The remaining cash balance represents cash in other financial institutions other than the Company’s bank primarily responsible for its cash management.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of June 2, 2007, the Company had no cash equivalents.

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

Goodwill and Other Intangible Assets.  In conjunction with the Acquisition of Pierre, the Acquisition of Clovervale, and the Acquisition of Zartic, the Company engaged an independent party to perform valuations of the Company’s other intangible assets for financial reporting purposes.  Assets identified through each of these valuations included formulas, customer relationships, licensing agreements, non-compete agreements, and certain tradenames and trademarks.

In accordance with Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”) —“Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Included in the review for impairment are certain assumptions and estimates which include financial forecasts of income and cash flow that are attributable to the Company’s reporting units and indefinite-lived intangible assets (which are discounted to present value at rates reflective of the Company’s cost of capital).  As of March 3, 2007, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review. There were no impairment charges as a result of this review.

As noted above, the impairment analyses relied on financial forecasts of income and cash flow that are attributable to the Company’s reporting units and indefinite-lived intangible assets and then discounted to present value at rates reflective of the Company’s cost of capital.  Future changes in the Company’s financial forecasts or cost of capital might adversely affect the value of the Company’s reporting units or indefinite-lived intangible assets.  The Company will continue to perform impairment tests on an annual basis and on an interim basis, if certain conditions exist.

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

Stock-Based Compensation.  The Company treats the options to purchase shares of common stock of Holding issued to employees of the Company (“Options”) as stock-based compensation for employees of the Company.  Prior to the Company’s fiscal 2007 year ended March 3, 2007 (“fiscal 2007”), as permitted under GAAP, the Company accounted for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense was recognized for the stock option plan in the Company’s Condensed Consolidated Statements of Operations.

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

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurement.  SFAS 157 is effective for interim and annual reporting periods beginning after November 15, 2007.  The Company has not yet assessed the impact of SFAS 157 on the Company’s consolidated financial statements.

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

Effective March 4, 2007, the Company adopted FIN 48 which requires that the financial statement effects of a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The cumulative effect of applying FIN 48 was $809,267 for unrecognized tax benefits, including accrued interest.  Of such amount, $57,127 was recorded as an adjustment to the March 4, 2007 balance of retained earnings and the remaining balance was recorded as a reduction in non-current deferred taxes.

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

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the business, operations, financial results, and future prospects of the Company.  Forward-looking statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.  These statements may involve risks and uncertainties related to, among other things:

•                  adverse changes in food costs and availability of supplies or costs of distribution, and the ability pass on such costs through increased prices to customers;

•                  the Company’s level of indebtedness;

•                  the Company’s ability to generate sufficient cash flows in order to satisfy cash requirements for working capital and debt service;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, the Company is exposed to market risk stemming from changes in interest rates, commodity prices, and foreign exchange rates.  Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at June 2, 2007 or March 3, 2007.  Certain of the Company’s outstanding nonderivative financial instruments at June 2, 2007 and March 3, 2007 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

Interest Rate Risk.  The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and with maturities that management considers appropriate.  The risks associated with long-term debt at June 2, 2007 have not changed materially since March 3, 2007.  Of the long-term debt outstanding at June 2, 2007, the $125.0 million of New Notes accrue interest at a fixed interest rate, while the $227.0 million outstanding borrowings under the term loan facility and the $9.7 million of outstanding borrowings under the revolving credit facility accrue interest at variable interest rates.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during first quarter fiscal 2008 would have decreased net income for that period by approximately $0.1 million.

Commodity Price Risk.  Certain raw materials used in food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs.  The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, and packaging supplies.  During first quarter fiscal 2008, the weighted average prices the Company paid for beef, chicken, pork, and cheese (increased) decreased by approximately (10.2)%, (17.4%), (6.5%), and (2.1%), respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of fiscal 2007.  The Company manages such fluctuations through purchase orders, market-related pricing contracts and by passing on such cost increases to customers.

Foreign Exchange Rate Risk.   The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada.  The Company does not believe the foreign exchange rate risk on Canadian sales is material.  However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency.  At June 2, 2007 and March 3, 2007, all trade receivables were denominated in US dollars.

Fair Value of Financial Instruments .  The Company’s nonderivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt.  The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques.  Considerable judgment is required, however, to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of June 2, 2007, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission (the “SEC”).

Changes in Internal Controls.   There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 2, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 20, 2006, HCDOES sent an NOV to the Company alleging that the Company violated its permit limits for particulate matter (“PM”) and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another NOV to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.  Depending on HCDOES’ interpretation of the data, HCDOES may allege additional violations of emission limits and other regulatory requirements.  To date, the Company has spent approximately $1.8 million for emissions control equipment purchases to comply with relevant laws.  The Company installed this control equipment in first and second quarter of its successor fiscal 2007. Furthermore, in August 2006, HCDOES requested that the Company submit a determination as to whether or not it was subject to Title V or major new source permitting requirements. The Company responded to HCDOES’ request in September 2006, concluding that the Company was not subject to Title V or major new source permitting requirements based on the Company’s interpretation of such regulations.  The Company received a letter on April 3, 2007, from the Director of the Ohio EPA agreeing that the Company did not trigger major new source permitting requirements.

On May 21, 2007, the Director of Ohio EPA invited the Company to enter into consent finding and orders with Ohio EPA, in lieu of referral to the Ohio Attorney General’s Office and the filing of an enforcement action in court.  The initial penalty demand from Ohio EPA was $256,076.  On June 29, 2007, the Company’s outside legal counsel sent a letter on behalf of the Company making a counter-offer of $52,800 to settle the Ohio EPA claims, disputing various legal conclusions drawn by Ohio EPA.  The Company cannot predict the final outcome of the settlement negotiations with a high degree of confidence.

The Company also has conducted additional stack testing of certain of its cook lines, which use the new control equipment installed for four of its cook lines.  The preliminary results indicate that the new equipment is not as effective as originally expected.  Nevertheless, the controlled emissions are expected to meet applicable regulatory requirements.

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

ITEM 1A.  RISK FACTORS

At June 2, 2007, there were no material changes in risk factors from those described at March 3, 2007 in the Company’s Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

/S/ NORBERT E. WOODHAMS
By: Norbert E. Woodhams
President and Chief Executive Officer
Dated: July 17, 2007

/S/ JOSEPH W. MEYERS
By: Joseph W. Meyers
Chief Financial Officer
Dated: July 17, 2007

EXHIBIT INDEX

Exhibit No. and Description:

(31)	Rule 13a - 14(a) / 15d - 14(a) Certifications

	31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer (1)

	31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer (1)

(32)	Section 1350 Certifications

	32	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer (1)

(1)             Filed herewith.