Form 10-Q
period 2007-09-01
PIERRE FOODS INC
filed 2007-10-16
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Large accelerated filer  ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2007
Class A Common Stock	100,000

PIERRE FOODS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 1, 2007	March 3, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,961,536	$88,631
Accounts receivable, net	48,238,453	46,138,649
Inventories	78,342,984	68,496,266
Refundable income taxes	6,536,740	4,612,613
Deferred income taxes	5,012,411	5,159,359
Prepaid expenses and other current assets	5,843,685	5,553,263

Total current assets	151,935,809	130,048,781

PROPERTY, PLANT, AND EQUIPMENT, NET	95,506,089	98,559,861

OTHER ASSETS:
Other intangibles, net	126,218,480	139,550,756
Goodwill	217,146,471	218,221,866
Deferred loan origination fees	7,178,027	8,266,710
Other	7,062,940	5,181,501

Total other assets	357,605,918	371,220,833

Total Assets	$605,047,816	$599,829,475

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$1,557,397	$1,557,594
Trade accounts payable	21,827,861	20,567,325
Accrued interest	2,452,401	5,568,643
Accrued payroll and payroll taxes	6,837,388	7,116,045
Accrued promotions	4,427,525	3,278,430
Accrued taxes (other than income and payroll)	1,413,649	1,095,511
Other accrued liabilities	5,067,685	3,110,606

Total current liabilities	43,583,906	42,294,154

LONG-TERM DEBT, less current installments	378,570,991	357,286,462

DEFERRED INCOME TAXES	40,642,611	45,662,017

OTHER LONG-TERM LIABILITIES	4,974,073	4,766,732

Total Liabilities	467,771,581	450,009,365

SHAREHOLDER’S EQUITY:
Common stock – Class A, 100,000 shares authorized, issued, and outstanding at September 1, 2007 and March 3, 2007	150,176,136	150,187,941
Retained deficit	(12,899,901)	(367,831)

Total shareholder’s equity	137,276,235	149,820,110

Total Liabilities and Shareholder’s Equity	$605,047,816	$599,829,475

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	September 1, 2007	September 2, 2006

REVENUES, NET	$151,497,688	$98,912,576

COSTS AND EXPENSES:
Cost of goods sold	116,713,558	68,640,997
Selling, general, and administrative expenses	29,371,157	17,570,417
Depreciation and amortization	9,216,252	6,878,458
Loss on disposition of property, plant, and equipment, net	238	5,301

Total costs and expenses	155,301,205	93,095,173

OPERATING INCOME (LOSS)	(3,803,517)	5,817,403

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(9,023,491)	(5,582,665)
Other income	80,422	3,670

Interest expense and other income, net	(8,943,069)	(5,578,995)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	(12,746,586)	238,408

INCOME TAX BENEFIT (PROVISION)	4,591,415	(108,534)

NET INCOME (LOSS)	$(8,155,171)	$129,874

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(81.55)	$1.30

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	September 1, 2007	September 2, 2006

REVENUES, NET	$308,999,002	$204,668,094

COSTS AND EXPENSES:
Cost of goods sold	234,678,080	142,738,505
Selling, general, and administrative expenses	57,918,599	35,919,394
Depreciation and amortization	18,488,303	13,673,863
Loss on disposition of property, plant, and equipment, net	38	5,301

Total costs and expenses	311,085,020	192,337,063

OPERATING INCOME (LOSS)	(2,086,018)	12,331,031

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(17,212,963)	(11,104,568)
Other income	102,589	35,958

Interest expense and other income, net	(17,110,374)	(11,068,610)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	(19,196,392)	1,262,421

INCOME TAX BENEFIT (PROVISION)	6,721,449	(452,373)

NET INCOME (LOSS)	$(12,474,943)	$810,048

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(124.75)	$8.10

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholder’s Equity

For the Twenty-Six Weeks Ended September 1, 2007

(Unaudited)

	Common		Total
	Stock	Retained	Shareholder’s
	Class A	Deficit	Equity

BALANCE AT MARCH 3, 2007	$150,187,941	$(367,831)	$149,820,110

Net loss	—	(12,474,943)	(12,474,943)

Cumulative effect — FIN 48 adoption	—	(57,127)	(57,127)

Expenses paid on behalf of parent	(11,805)	—	(11,805)

BALANCE AT SEPTEMBER 1, 2007	$150,176,136	$(12,899,901)	$137,276,235

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	September 1, 2007	September 2, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,474,943)	$810,048

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,488,303	13,673,863
Amortization of deferred loan origination fees	1,088,683	754,282
Change in deferred taxes	(4,929,585)	(6,878,409)
Loss on disposition of plant, property, and equipment	38	5,301
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(2,171,965)	(373,628)
Inventories	(8,466,478)	(8,848,651)
Refundable income taxes, prepaid expenses, and other current assets	(1,416,566)	1,916,070
Trade accounts payable and other accrued liabilities	492,376	1,625,329
Other long-term liabilities	369,023	354,511
Other assets	(12,433)	61,690
Total adjustments	3,441,396	2,290,358
Net cash provided by (used in) operating activities	(9,033,547)	3,100,406

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) the Acquisition of Clovervale	711,002	(21,810,436)
Net cash used in the Acquisition of Zartic	(155,753)	—
Capital expenditures	(4,921,324)	(3,998,536)
Net cash used in investing activities	(4,366,075)	(25,808,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of revolving credit agreement	24,050,000	10,957,000
Additional borrowings under term loan	—	24,000,000
Repayment of debt acquired in the Acquisition of Clovervale	—	(1,612,378)
Principal payments on long-term debt	(2,765,668)	(12,246,306)
Loan origination fees	—	(679,217)
Return of capital to parent	(11,805)	(15,705)

Net cash provided by financing activities	21,272,527	20,403,394

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,872,905	(2,305,172)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,631	2,540,722

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,961,536	$235,550

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

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on June 15, 2007 (“Form 10-K”).

The financial information as of March 3, 2007 included in these financial statements has been derived from the Company’s audited Consolidated Financial Statements.  In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of the Company for the interim periods.  The results of interim operations are not necessarily indicative of the results to be expected for the full fiscal year, and as noted above, should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Form 10-K.  The Company’s current accounting policies are consistent with those described in the notes to the Company’s March 3, 2007 audited Consolidated Financial Statements except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which was adopted effective March 4, 2007.

Included in this report are interim unaudited Condensed Consolidated Financial Statements that contain all adjustments necessary to present fairly the financial position as of September 1, 2007, the results of operations for the thirteen and twenty-six week periods ended September 1, 2007 and September 2, 2006, the cash flows of the Company for the twenty-six week periods ended September 1, 2007 and September 2, 2006, and the statement of shareholder’s equity for the twenty-six week period ended September 1, 2007.  The thirteen week periods ended September 1, 2007 and September 2, 2006 are referred to as “second quarter fiscal 2008” and “second quarter fiscal 2007”, respectively.  The twenty-six week periods ended September 1, 2007 and September 2, 2006 are referred to as “fiscal 2008” and “fiscal 2007”, respectively.

The Company reports the results of its operations using a 52-53 week basis.  In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks.  The fiscal year ended March 3, 2007 and the fiscal year ending March 1, 2008 both contain 52 weeks.

2.                 Acquisitions

Acquisition of Clovervale.   On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”).  The acquisition of Clovervale is referred to herein as the “Acquisition of Clovervale”.  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $21.8 million and was subject to a post-closing working capital adjustment.  Subsequent to finalizing such adjustment, the net purchase price was $21.1 million.  Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).  See Note 6, “Long-Term Debt” to the Company’s Condensed Consolidated Financial Statements for further discussion.  Pierre’s investment in Clovervale was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Clovervale was a privately held company and currently employs approximately 130 employees.  Clovervale has operations in Amherst, Ohio and Easley, South Carolina and manufactures and sells a variety of food items including individually proportioned entrees, vegetables, sandwiches, fruits, cobblers, peanut butter and jelly bars, sandwiches and cups, sherbets, apple sauce, and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.  The operating results for Clovervale are included in the Company’s Condensed Consolidated Statement of Operations from the date of the Acquisition of Clovervale.

In conjunction with the Acquisition of Clovervale, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Clovervale other intangible assets for financial reporting purposes.  Assets identified through these valuations included customer relationships, non-compete agreements, and certain tradenames and trademarks.  Other fair value adjustments were made in conjunction with the Acquisition of Clovervale, which primarily include adjustments to property, plant, and equipment, inventory, and the related deferred taxes.

The Acquisition of Clovervale was recorded under the purchase method of accounting.  The net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Clovervale.  The allocation of the net purchase price is as follows:

Current assets	$5,131,478
Property, plant, and equipment	12,876,729
Non-current assets	17,625
Goodwill	6,031,892
Other intangibles	2,730,000
Debt and other liabilities assumed	(4,409,124)
Deferred tax liabilities	(1,244,174)
Net assets acquired	$21,134,426

Of the $2.7 million of acquired other intangible assets, $2.4 million was assigned to customer relationships with a weighted-average estimated useful life of 10 years.  The remaining acquired other intangible assets included tradenames and trademarks of $280,000 with a weighted-average useful life of 3 years and a non-compete agreement of $50,000 with a useful life of 2 years.  The goodwill related to the Acquisition of Clovervale is not deductible for tax purposes.

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change.  Net assets acquired totaling $21.9 million were previously reported in the Company’s Form 10-Q for the quarter ended June 2, 2007.  The decrease in net assets acquired is due to the final working capital adjustment and other miscellaneous adjustments.  The Company has finalized the allocation of the purchase price to acquired assets and liabilities.  Additionally, the Company has finalized the deferred tax liabilities.

Acquisition of Zartic.  On December 11, 2006, the Company acquired substantially all of the assets of Zartic, Inc. and its affiliated distribution company, Zar Tran, Inc., and certain real property and other assets used in the businesses (collectively, “Zartic”).  The acquisition of Zartic is referred to herein as the “Acquisition of Zartic”.  The preliminary aggregate purchase price was $94.0 million, plus the assumption of certain liabilities, which was paid in cash at the closing and is subject to certain post-closing adjustments.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $91.8 million and is subject to additional post-closing adjustments, including adjustments for working capital.  Pierre funded the Acquisition of Zartic through an amendment to its Credit Agreement (“Amendment No. 3”)--see Note 6, “Long-Term Debt” to the Company’s Condensed Consolidated Financial Statements for further discussion.  Pierre’s investment in Zartic was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Zartic was a privately held company and currently employs approximately 869 employees.  Zartic currently has operations in Rome, Georgia and Cedartown, Georgia.  As of the date of the acquisition, Zartic had operations in Hamilton, Alabama, which was subsequently destroyed by a fire on July 14, 2007.  Zartic manufactures, sells, delivers, and distributes a variety of food items including packaged beef, poultry, pork, and veal products and other similar products through various customer channels including restaurant chains, schools, military, and other foodservice providers.  Operating results for Zartic are included in the Company’s Condensed Consolidated Statement of Operations from the date of the Acquisition of Zartic.

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

The Acquisition of Zartic was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Zartic.  The preliminary allocation of the net purchase price is as follows:

Current assets	$26,431,047
Property, plant, and equipment	29,809,308
Non-current assets	319,691
Goodwill	23,250,440
Other intangibles	27,700,000
Debt and other liabilities assumed	(15,750,359)
Net assets acquired	$91,760,127

Of the $27.7 million of acquired other intangible assets, $15.1 million was assigned to customer relationships with a weighted-average estimated useful life of 14 years.  The remaining acquired other intangible assets included formula and recipes of $9.9 million with a weighted-average useful life of 15 years, tradenames and trademarks of $2.4 million with a weighted-average useful life of 2 years, and a non-compete agreement of $0.3 million with a useful life of 3 years.  The goodwill related to the Acquisition of Zartic is deductible for tax purposes.

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and is therefore subject to change.  Net assets acquired totaling $91.7 million were previously reported in the Company’s Form 10-Q for the quarter ended June 2, 2007.  The increase in net assets acquired is due to miscellaneous adjustments.  The Company expects to further adjust and finalize the appraisals of acquired assets and liabilities by the end of its current fiscal year that ends March 1, 2008.

Unaudited Pro Forma Results.  The following tables present unaudited pro forma information for second quarter fiscal 2007 and fiscal 2007, as if the Acquisition of Clovervale and the Acquisition of Zartic had been completed at the beginning of the periods.

	Fiscal 2007		Second Quarter Fiscal 2007
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$204,668,094	$292,651,887	$98,912,576	$143,319,656

Net income (loss)	$810,048	$(3,062,565)	$129,874	$(317,235)

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

In addition to the purchase related adjustments, included in these pro forma results are certain reclassifications of Clovervale’s and Zartic’s expenses, to be consistent with the classifications of Pierre.  These reclassifications include the presentation of various sales discounts previously reported by Clovervale as selling expenses, but more appropriately classified as a reduction of revenues.  In addition, these reclassifications include the presentation of depreciation and amortization previously reported by Zartic within operating expenses.

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

The recognition and measurement guidelines of FIN 48 were applied to all of the Company’s material tax positions as of March 4, 2007, resulting in an increase in non-current tax liabilities of $809,267, including accrued interest.  Of this amount, $57,127 was treated as a decrease to beginning retained earnings for the cumulative effect of change in accounting principle.  The total amount of unrecognized income tax benefits as of March 4, 2007 was $809,267, of which $57,127 would affect the Company’s effective income tax rate if recognized.  The difference between the total amount of unrecognized tax benefits and the amount that impacts the effective income tax rate relates primarily to deferred tax benefits for temporary differences between book and tax return items.

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

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the thirteen and twenty-six week periods ended September 1, 2007 was not material.

There was no material change in the net amount of unrecognized tax benefits in second quarter fiscal 2008 or fiscal 2008.  Management has concluded that there will not be a material reduction in the unrecognized tax benefit during the next 12 months based on anticipated tax positions taken in the next 12 months, expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits.

The effective tax rate for second quarter fiscal 2008 was 36.0% compared to 45.5% for second quarter fiscal 2007.  The effective tax rate for fiscal 2008 was 35.0% compared to 35.8% for fiscal 2007.  The change in the effective tax rate for both periods is primarily due to a change in the expected Section 199 deduction (the “Domestic Manufacturing Deduction”) based on current year profitability, the elimination of the Extra-Territorial Income deduction (“ETI”) in the current year; changes in the Company’s expected pre-tax income relative to the impact of permanent differences, and a reduction in the Company’s estimated state effective tax rate due to the Acquisition of Clovervale and the Acquisition of Zartic.

4.     Stock-Based Compensation

On June 30, 2004, Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”), adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees, and consultants of Holding and its subsidiaries, including the Company.  At September 1, 2007 and March 3, 2007, outstanding options to purchase common stock of Holding issued to members of management of the Company (the “Options”) were 124,384 and 126,219, respectively, and 37,559 shares were reserved for future issuance.  All outstanding Options were granted at $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.  At September 1, 2007 and March 3, 2007, options to purchase 30,712 shares and 26,115 shares, respectively, were vested and exercisable.

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

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123(R)), the Company adopted SFAS 123(R) using the prospective adoption method.  SFAS 123(R) requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123(R), because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled award after the date of initial adoption.  No Options have been issued, modified or settled subsequent to adoption.  Upon the adoption of SFAS 123(R), the pro forma effect of fair value accounting for prior periods presented is no longer presented as the Company used the minimum value method.

5.     Inventories

A summary of inventories, by major classifications, follows:

	September 1, 2007	March 3, 2007
Raw materials	$13,929,829	$14,122,205
Finished goods	64,157,760	54,090,234
Work in process	255,395	283,827
Total	$78,342,984	$68,496,266

6.     Long-Term Debt

Long-term debt is comprised of the following:

	September 1, 2007	March 3, 2007
9.875% senior notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
$150 million term loan, with floating interest rates, maturing June 30, 2010	227,000,000	229,000,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing June 30, 2009	24,850,000	800,000
4.6% to 10.7% capitalized lease obligations maturing through 2011	3,278,388	4,044,056
Total long-term debt	380,128,388	358,844,056
Less current installments	(1,557,397)	(1,557,594)
Long-term debt less current installments	$378,570,991	$357,286,462

Effective June 30, 2004, the Company obtained a $190 million credit facility, which included a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  All of the Company’s indebtedness under the credit facility is secured by a first-priority security interest in substantially all of the Company’s assets.  At September 1, 2007, base rate borrowings under the term loan portion of the facility bear interest at prime rate plus 1.25% and base rate borrowings under the revolving credit portion of the facility bear interest at prime rate plus based on prime plus pricing levels ranging from 1.0% to 1.75% determined by the consolidated leverage ratio of the Company.  At September 1, 2007, the interest rates for base rate borrowings under the revolving credit facility and the term loans were 10.00% (prime of 8.25% plus 1.75%) and 9.50% (prime of 8.25% plus 1.25%), respectively.  However, the Company lowered such rates through the use of LIBOR tranches.  The following table summarizes the Company’s outstanding LIBOR tranches as of September 1, 2007, including the amount, the respective rate of interest, and the date of expiration.

	Amount	Interest Rate	Expiration Date
Term loan LIBOR tranche:	$227,000,000	7.78%	11/16/07
Revolving credit facility LIBOR tranche:	$6,000,000	8.18%	02/29/08
Revolving credit facility LIBOR tranche:	$14,000,000	8.17%	02/29/08

Effective August 16, 2007, the Company entered into an interest swap agreement (the “Swap”) to reduce its exposure to interest rate fluctuations on a portion of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows.  The Swap has a notional amount of $175.0 million with a fixed rate of 5.14%, thereby effectively converting a portion of the floating rate term debt to a fixed rate obligation of 7.39% (5.14% plus applicable margin).  A portion of the Swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009.  The difference between the three-month LIBOR rate and Swap rate will be settled in cash on the interest payment dates.  In accordance with SFAS 133, the Swap does not qualify for “Cash Flow Hedge Accounting” treatment.  The change in the fair value of the Swap totaling $427,677 is reflected as an increase in interest expense in second quarter fiscal 2008.  As of September 1, 2007, the Company has recorded a liability totaling $427,677 to recognize the Swap at its fair value.

Repayment of borrowings under the $150.0 million term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company made all such scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As previously discussed in Note 2 “Acquisitions”, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to its term loan by $24.0 million in order to finance the Acquisition of Clovervale.  In addition, also discussed in Note 2 “Acquisitions”, in conjunction with the Acquisition of Zartic, the Company increased borrowings with respect to its term loan by $100.0 million in order to finance the Acquisition of Zartic.  As a result of Amendment No. 3, scheduled quarterly repayments were $250,000 per quarter.  During first quarter fiscal 2008, the Company made prepayments of $2.0 million, and as such, is not required to resume scheduled quarterly payments until February 28, 2009.  The remaining outstanding balance as of September 1, 2007 of $225.8 million (excluding scheduled quarterly payments) is due on June 30, 2010.

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

As of September 1, 2007, the Company was in default under the consolidated leverage ratio covenant in its Credit Agreement.  Effective October 10, 2007, the Company obtained a waiver of such default from the required lenders and entered into Amendment No. 4 to the Credit Agreement, which amended, among other things, the financial covenants in the Credit Agreement and increased the applicable interest rates for term loans and the revolving credit facility.  The applicable interest rate for term loan borrowings was increased as follows (i) for base rate borrowings, the interest rate was increased to the base rate (which is the greater of the applicable prime rate and ½ of 1% above the Federal Funds Rate) plus 2.75% if the Company has a corporate family rating and a corporate rating greater than or equal to B2 and B from Moody’s and S&P, respectively, or if the Company does not have such ratings, to the base rate plus 3.00%, and (ii) for LIBOR borrowings, the interest rate was increased to the LIBOR rate plus 3.75% if the Company has a corporate group family rating and a corporate group rating greater than or equal to B2 and B from Moody’s and S&P, respectively, or if the Company does not have such ratings, to the LIBOR rate plus 4.00%.  For revolving credit borrowings, the applicable interest rate is based upon the Company’s consolidated leverage ratio and was increased as follows:  (i) for base rate borrowings, to a range of the base rate plus 2.50% to such base rate plus 3.00%, and (ii) for LIBOR borrowings, to a range of the LIBOR rate plus 3.50% to such LIBOR rate plus 4.00%.  In conjunction with the closing of Amendment No. 4, the Company paid fees of approximately $1.2 million, which included an arrangement fee, in addition to payment to each consenting lender.  The corresponding long-term debt was not reclassified as a current liability due to the Company’s default, as the Company believes it will meet its amended debt covenants for the next 12 months.

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

As of September 1, 2007, the Company had cash and cash equivalents on hand of $8.0 million, outstanding borrowings under its revolving credit facility of $24.9 million, outstanding letters of credit of approximately $6.3 million, and borrowing availability of approximately $8.8 million.  Also as of September 1, 2007, the Company had borrowings under its term loan of $227.0 million and $125.0 million of New Notes outstanding.  As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, outstanding letters of credit of approximately $3.5 million, and borrowing availability of approximately $35.7 million.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of New Notes outstanding.  The Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As discussed above, as of September 1, 2007, the Company was not in compliance with all financial covenants; however, a waiver of such default was obtained and the financial covenants have been amended pursuant to Amendment No. 4.

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

In conjunction with each of the Acquisition of Clovervale and the Acquisition of Zartic, management of the Company, with the assistance of an independent valuation firm, performed valuations on the Clovervale and Zartic other intangible assets for financial reporting purposes.  Assets identified through these valuations included customer relationships, non-compete agreements, and certain tradenames and trademarks.

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

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of September 1, 2007 are as follows:

	As of September 1, 2007
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	5-15	$93,690,000	$38,793,239	$54,896,761
Tradename and trademarks	2-20	22,780,000	7,206,793	15,573,207
Customer relationships	10-14	46,000,000	17,766,863	28,233,137
Licensing agreements	10	12,100,000	5,037,509	7,062,491
Non-compete agreement	2-3	350,000	97,116	252,884
Total amortizable intangible assets		174,920,000	68,901,520	106,018,480

Indefinite-lived intangible assets:
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		195,120,000	68,901,520	126,218,480

Goodwill	N/A	217,146,471	—	217,146,471
Total intangible assets		$412,266,471	$68,901,520	$343,364,951

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of March 3, 2007 are as follows:

	As of March 3, 2007
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	5-15	$100,599,000	$37,603,680	$62,995,320
Tradename and trademarks	2-20	22,780,000	5,656,800	17,123,200
Customer relationships	10-14	46,000,000	14,900,116	31,099,884
Licensing agreements	10	12,100,000	4,283,032	7,816,968
Non-compete agreement	2-3	350,000	34,616	315,384
Total amortizable intangible assets		181,829,000	62,478,244	119,350,756

Indefinite-lived intangible assets:
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		202,029,000	62,478,244	139,550,756

Goodwill	N/A	218,221,866	—	218,221,866
Total intangible assets		$420,250,866	$62,478,244	$357,772,622

The following table represents activity related to goodwill and amortizable intangible assets during fiscal 2008:

Goodwill:

Balance as of March 3, 2007	$218,221,866
Acquisition of Clovervale	(591,377)
Acquisition of Zartic	(484,018)
Balance as of September 1, 2007	$217,146,471

Amortizable intangible assets:

Balance as of March 3, 2007	$119,350,756
Net carrying amount reclassified to other non-current assets (1)	(2,358,000)
Amortization	(10,974,276)
Balance as of September 1, 2007	$106,018,480

(1) Represents a reclassification of the net carrying amount of intangible assets associated with formulas developed for a National Accounts restaurant chain customer.

The future amortization of other intangible assets for the next five fiscal years is estimated to be as follows:

	(in thousands)
	2009	2010	2011	2012	2013
Formulas	$9,745	$8,523	$7,172	$5,946	$4,864
Tradename and trademarks	$2,771	$1,689	$1,539	$1,412	$1,294
Customer relationships	$5,083	$4,412	$3,703	$3,058	$2,480
Licensing agreements	$1,426	$1,361	$1,239	$1,097	$728
Non-compete agreement	$112	$78	$––	$––	$––

8.     Commitments and Contingencies

Letters of Credit.  The Company provided a letter of credit in the amount of $5.7 million and $2.8 million as of September 1, 2007 and March 3, 2007, respectively, to its insurance carrier for the underwriting of certain performance bonds. The current letter of credit expires during the Company’s fiscal year ending March 1, 2008.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims.  Letters of credit for these claims totaled $675,000 as of September 1, 2007 and March 3, 2007.

Legal Proceedings.  The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a material adverse effect on the Company’s financial position or future results of operations or cash flows.  See Item 3 — “Legal Proceedings” of the Company’s Form 10-K and Note 14 — “Legal Proceedings,” herein for further discussion.

Liability to Selling Shareholders.  In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  The agreement provides that any net operating loss carryforwards attributable to expenses relating to the sale of the Company (“Deal Related NOLs”) and certain other deal related expenses will be for the benefit of the selling shareholders.  As of the date of the Acquisition of Pierre, these Deal Related NOLs and other deal related expenses totaled approximately $24.2 million and $6.6 million, respectively.  Accordingly, the Company was required to pay and has paid to the selling shareholders the amount of any tax benefits attributable to such Deal Related NOLs and other deal related expenses, except that the first $4.0 million of such tax benefits was paid into an escrow account that secures the selling shareholders indemnification obligations under the tax sharing and indemnification agreement. The Company is required to make payments to the selling shareholders or the escrow account for tax benefits derived from such utilization 20 days after the filing of the tax return that utilizes such Deal Related NOLs or other deal related expenses.

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During the prior fiscal year period, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of September 1, 2007, the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of September 1, 2007, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.4 million).  As of September 1, 2007, the Company has a remaining liability to the selling shareholders totaling $2.2 million (which reflects the aforementioned $1.3 million adjustment during the prior fiscal year).

No payments were made to the selling shareholders during fiscal 2008; however, the Company expects to make additional payments in conjunction with the filing of its prior fiscal year state returns on or about December 5, 2007.  An estimate of the expected payment is classified by the Company as a current liability (approximately $0.3 million).  The remaining portion of the liability (approximately $1.9 million) is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  The Company expects to fully utilize the Deal Related NOLs and other deal related expenses; however, the timing of the future payments of the long-term portion is unknown.

9.     Comprehensive Income

Total comprehensive income (loss) is comprised solely of net income (loss) in second quarter fiscal 2008, second quarter fiscal 2007, fiscal 2008 and fiscal 2007.

10.  Supplemental Cash Flow Disclosures –Cash Paid During the Period and Non-Cash Transactions

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	September 1, 2007	September 2, 2006
Cash paid during the period for:
Interest	$18,673,930	$10,255,075
Income taxes, net	$132,260	$5,679,971

Acquisition of Zartic adjustment:
Adjustment of inventory to fair value	$1,359,133	$—
Adjustment of other accrued liabilities	$880,027	$—

Other adjustment:
Reclassification of property, plant , and equipment to other assets as a result of plant fire (1)	$814,785	$—

(1)  See discussion below in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

12.  Transactions with Related Parties

At September 1, 2007, there were no significant changes in related party transactions from those described at March 3, 2007 in the Company’s Form 10-K.

13.  Interest Rate Swap

The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and maturities that management considers appropriate.  To further mitigate its risk associated with variable-rate debt, the Company utilizes derivative instruments to hedge its exposure to changing rates.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133).  SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value.  Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship.  For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving an offsetting change in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method).  For derivatives that do not qualify as hedges for accounting purposes, the change in fair value is recorded as interest expense.  As of September 1, 2007, the Company’s derivative financial instruments did not qualify for hedge accounting.

Effective August 16, 2007, the Company entered into an interest swap agreement (the “Swap”) to reduce its exposure to interest rate fluctuations on a portion of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows.  The Swap has a notional amount of $175.0 million with a fixed rate of 5.14%, thereby effectively converting a portion of the floating rate term debt to a fixed rate obligation of 7.39% (5.14% plus applicable margin).  A portion of the Swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009.  The difference between the three-month LIBOR rate and Swap rate will be settled in cash on the interest payment dates.  In accordance with SFAS 133, the Swap does not qualify for “Cash Flow Hedge Accounting” treatment.  The change in the fair value of the Swap totaling $427,677 is reflected as an increase in interest expense in second quarter fiscal 2008.  As of September 1, 2007, the Company has recorded a liability totaling $427,677 to recognize the Swap at its fair value.

14.    Legal Proceedings

Environmental.   On March 20, 2006, the Hamilton County Department of Environmental Services (“HCDOES”) sent a Notice of Violation (“NOV”) to the Company’s West Chester, Ohio facility alleging that the Company violated its permit limits for particulate matter (“PM”) from certain cooking operations and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another NOV to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.

The Company is cooperating with the authorities in all aspects of these matters.  The Company applied for modified permits to install on August 14, 2007 for the emission sources at the plant and also submitted a permit to install application on September 20, 2007 for process water heaters at the plant to come into compliance with regulatory requirements.  These permits are currently being reviewed and processed by HCDOES.  On May 21, 2007, the Director of the Ohio EPA invited the Company to enter into consent finding and orders with the Ohio EPA, in lieu of referral to the Ohio Attorney General’s Office and the filing of an enforcement action in court.  On August 31, 2007, the Company finalized a $125,000 settlement with the Ohio EPA to resolve the alleged non-compliance with air pollution laws without any admission of liability.  In response to the NOV’s, the Company also has installed and spent approximately $1.8 million for emissions control equipment to comply with relevant laws.

The Company has conducted additional stack testing of certain of its cook lines, which use the new control equipment installed for four of its largest cook lines.  The preliminary results indicate that the new equipment is not as effective as originally expected.  Nevertheless, the controlled emissions are expected to meet applicable regulatory requirements.

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

The following supplemental condensed statements of operations for the thirteen and twenty-six week periods ended September 1, 2007, condensed balance sheets as of September 1, 2007 and March 3, 2007, and the supplemental cash flows for the twenty-six week period ended September 1, 2007, depict in separate columns, the issuer (Pierre Foods, Inc.), the subsidiaries, all of which are guarantors, elimination adjustments, and the consolidated total.  The financial information follows the legal structure of the Company and therefore, may not necessarily be indicative of the results of operations or financial position of the Company, including the subsidiaries, had they been operated as independent entities.

Pierre Foods, Inc.

Condensed Statements of Operations

For the Thirteen Weeks Ended September 1, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

REVENUES, NET:
Customers	$148,684,602	$2,813,086	$—	$151,497,688
Intercompany	—	36,269,095	(36,269,095)	—
Total revenues, net	148,684,602	39,082,181	(36,269,095)	151,497,688

COSTS AND EXPENSES:
Cost of goods sold	116,713,558	35,265,812	(35,265,812)	116,713,558
Selling, general, and administrative expenses	26,615,015	3,452,019	(695,877)	29,371,157
Depreciation and amortization	6,641,314	2,882,344	(307,406)	9,216,252
Loss on disposition of property, plant, and equipment, net	238	—	—	238

Total costs and expenses	149,970,125	41,600,175	(36,269,095)	155,301,205

OPERATING LOSS	(1,285,523)	(2,517,994)	—	(3,803,517)

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(8,959,585)	(63,906)	—	(9,023,491)
Other income	80,422	—	—	80,422
Interest expense and other income, net	(8,879,163)	(63,906)	—	(8,943,069)

LOSS BEFORE INCOME TAX BENEFIT	(10,164,686)	(2,581,900)	—	(12,746,586)

INCOME TAX BENEFIT	3,829,915	761,500	—	4,591,415

EQUITY IN NET LOSS OF SUBSIDIARIES	(1,820,400)	—	1,820,400	—

NET LOSS	$(8,155,171)	$(1,820,400)	$1,820,400	$(8,155,171)

Pierre Foods, Inc.

Condensed Statements of Operations

For the Twenty-Six Weeks Ended September 1, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

REVENUES, NET:
Customers	$304,017,757	$4,981,245	$	$308,999,002
Intercompany	—	94,456,951	(94,456,951)	—
Total revenues, net	304,017,757	99,438,196	(94,456,951)	308,999,002

COSTS AND EXPENSES:
Cost of goods sold	234,678,080	91,196,823	(91,196,823)	234,678,080
Selling, general, and administrative expenses	53,361,507	6,919,241	(2,362,149)	57,918,599
Depreciation and amortization	15,080,978	4,305,304	(897,979)	18,488,303
Loss on disposition of property, plant, and equipment, net	38	—	—	38

Total costs and expenses	303,120,603	102,421,368	(94,456,951)	311,085,020

OPERATING INCOME (LOSS)	897,154	(2,983,172)	—	(2,086,018)

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(16,887,016)	(325,947)	—	(17,212,963)
Other income	102,589	—	—	102,589

Interest expense and other income, net	(16,784,427)	(325,947)	—	(17,110,374)

LOSS BEFORE INCOME TAX BENEFIT	(15,887,273)	(3,309,119)	—	(19,196,392)

INCOME TAX BENEFIT	5,769,414	952,035	—	6,721,449

EQUITY IN NET LOSS OF SUBSIDIARIES	(2,357,084)	—	2,357,084	—

NET LOSS	$(12,474,943)	$(2,357,084)	$2,357,084	$(12,474,943)

Pierre Foods, Inc.

Condensed Balance Sheets

September 1, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,938,975	$22,561	$—	$7,961,536
Accounts receivable, net	46,560,311	1,678,142	—	48,238,453
Inventories	67,636,605	10,706,379	—	78,342,984
Refundable income taxes	3,117,998	3,418,742	—	6,536,740
Deferred income taxes	4,399,379	613,032	—	5,012,411
Prepaid expenses and other current assets	3,371,869	2,471,816	—	5,843,685

Total current assets	133,025,137	18,910,672	—	151,935,809

PROPERTY, PLANT, AND EQUIPMENT, NET	55,034,118	40,471,971	—	95,506,089

OTHER ASSETS:
Other intangibles, net	99,569,158	26,649,322	—	126,218,480
Goodwill	187,864,138	29,282,333	—	217,146,471
Deferred loan origination fees	7,178,027	—	—	7,178,027
Investment in subsidiaries	108,754,685	—	(108,754,685)	—
Intercompany accounts	—	14,092,790	(14,092,790)	—
Other	6,769,121	293,819	—	7,062,940

Total other assets	410,135,129	70,318,264	(122,847,475)	357,605,918

Total Assets	$598,194,384	$129,700,907	$(122,847,475)	$605,047,816

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$169,144	$1,388,253	$—	$1,557,397
Trade accounts payable	10,626,460	11,201,401	—	21,827,861
Accrued interest	2,452,401	—	—	2,452,401
Accrued payroll and payroll taxes	5,107,608	1,729,780	—	6,837,388
Accrued promotions	4,427,525	—	—	4,427,525
Accrued taxes (other than income and payroll)	995,910	417,739	—	1,413,649
Other accrued liabilities	2,573,368	2,494,317	—	5,067,685

Total current liabilities	26,352,416	17,231,490	—	43,583,906

LONG-TERM DEBT, less current installments	377,216,364	1,354,627	—	378,570,991

DEFERRED INCOME TAXES	39,016,791	1,625,820	—	40,642,611

INTERCOMPANY ACCOUNTS	14,092,790	—	(14,092,790)	—

OTHER LONG-TERM LIABILITIES	4,239,788	734,285	—	4,974,073

Total Liabilities	460,918,149	20,946,222	(14,092,790)	467,771,582

SHAREHOLDER’S EQUITY:
Common stock – Class A, 100,000 shares authorized, issued, and outstanding at September 1, 2007	150,176,136	112,894,552	(112,894,552)	150,176,136
Retained deficit	(12,899,901)	(4,139,867)	4,139,867	(12,899,901)

Total shareholder’s equity	137,276,235	108,754,685	(108,754,685)	137,276,235

Total Liabilities and Shareholder’s Equity	$598,194,385	$129,700,907	$(122,847,475)	$605,047,817

Pierre Foods, Inc.

Condensed Balance Sheets

March 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,357	$39,274	$—	$88,631
Accounts receivable, net	35,545,947	10,592,702	—	46,138,649
Inventories	51,000,807	17,495,459	—	68,496,266
Refundable income taxes	4,612,613	—	—	4,612,613
Deferred income taxes	4,376,950	782,409	—	5,159,359
Prepaid expenses and other current assets	3,563,052	1,990,211	—	5,553,263

Total current assets	99,148,726	30,900,055	—	130,048,781

PROPERTY, PLANT, AND EQUIPMENT, NET	56,954,832	41,605,029	—	98,559,861

OTHER ASSETS:	—
Other intangibles, net	110,382,124	29,168,632	—	139,550,756
Goodwill	187,864,137	30,357,729	—	218,221,866
Deferred loan origination fees	8,266,710	—	—	8,266,710
Investment in subsidiaries	111,665,219	—	(111,665,219)	—
Intercompany accounts	2,895,982	670,075	(3,566,057)	—
Other	4,839,678	341,823	—	5,181,501

Total other assets	425,913,850	60,538,259	(115,231,276)	371,220,833

Total Assets	$582,017,408	$133,043,343	$(115,231,276)	$599,829,475

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$190,293	$1,367,301	$—	$1,557,594
Trade accounts payable	12,697,660	7,869,665	—	20,567,325
Accrued interest	5,568,643	—	—	5,568,643
Accrued payroll and payroll taxes	4,711,518	2,404,527	—	7,116,045
Accrued promotions	2,479,254	799,176	—	3,278,430
Accrued taxes (other than income and payroll)	833,774	261,737	—	1,095,511
Other accrued liabilities	2,435,853	674,753	—	3,110,606

Total current liabilities	28,916,995	13,377,159	—	42,294,154

LONG-TERM DEBT, less current installments	355,249,190	2,037,272	—	357,286,462

DEFERRED INCOME TAXES	43,541,698	2,120,319	—	45,662,017

INTERCOMPANY ACCOUNTS	670,075	2,895,982	(3,566,057)	—

OTHER LONG-TERM LIABILITIES	3,819,340	947,392	—	4,766,732

Total Liabilities	432,197,298	21,378,124	(3,566,057)	450,009,365

SHAREHOLDER’S EQUITY:
Common stock – Class A, 100,000 shares authorized, issued, and outstanding at March 3, 2007	150,187,941	113,448,002	(113,448,002)	150,187,941
Retained deficit	(367,831)	(1,782,783)	1,782,783	(367,831)

Total shareholder’s equity	149,820,110	111,665,219	(111,665,219)	149,820,110

Total Liabilities and Shareholder’s Equity	$582,017,408	$133,043,343	$(115,231,276)	$599,829,475

Pierre Foods, Inc.

Condensed Statements of Cash Flows

For the Twenty-Six Weeks Ended September 1, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(29,071,542)	$20,037,995	$—	$(9,033,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in the Acquisition of Zartic	(155,753)	—	—	(155,753)
Net cash provided by the Acquisition of Clovervale	711,002	—	—	711,002
Intercompany accounts	16,318,697	—	(16,318,697)	—
Capital expenditures	(1,847,006)	(3,074,318)	—	(4,921,324)
Net cash used in investing activities	$15,026,940	$(3,074,318)	(16,318,697)	$(4,366,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of revolving credit agreement	24,050,000	—	—	24,050,000
Principal payments on long-term debt	(2,103,975)	(661,496)	—	(2,765,668)
Intercompany accounts	—	(16,318,697)	16,318,697	—
Return of capital to parent	(11,805)	—	—	(11,805)
Net cash provided by (used in) financing activities	$21,934,220	$(16,980,390)	16,318,697	$21,272,527

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,889,618	(16,713)	—	7,872,905

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,357	39,274	—	88,631

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,938,975	$22,561	$—	$7,961,536

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations for second quarter fiscal 2008 compared to second quarter fiscal 2007 and for fiscal 2008 compared to fiscal 2007.  The thirteen week periods ended September 1, 2007 and September 2, 2006 are referred to as “second quarter fiscal 2008” and “second quarter fiscal 2007”, respectively.  The twenty-six week periods ended September 1, 2007 and September 2, 2006 are referred to as “fiscal 2008” and “fiscal 2007”, respectively.  This section should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and considered with “Risk Factors”  and “Quantitative and Qualitative Disclosures About Market Risk” discussed in Item 1A and Item 7, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed with the SEC on June 15, 2007 (“Form 10-K”) and Item 3 of Part I and “Cautionary Statements Regarding Forward Looking Information,” which precedes Item 3 of Part I of this Report.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.  The fiscal year ended March 3, 2007 and the fiscal year ending March 1, 2008 both contain 52 weeks.

Results of Operations

Second Quarter Fiscal 2008 Compared to Second Quarter Fiscal 2007

Revenues, net.   Net revenues increased by $52.6 million in second quarter fiscal 2008 compared to second quarter fiscal 2007, or 53.2%.  This increase was primarily due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $39.4 million); (2) an increase in sales volume due to the Acquisition of Clovervale (approximately $8.8 million); (3) increased sales volume, driven by increases in the Company’s Military, Warehouse Club, and National Accounts end-market segments (approximately $1.7 million); and (4) net price increases to customers (approximately $3.0 million); partially offset by other items.

Cost of goods sold.   Cost of goods sold increased by $48.1 million in second quarter fiscal 2008 compared to second quarter fiscal 2007, or 70.0%.  This increase was primarily due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $27.5 million); (2) an increase in sales volume due to the Acquisition of Clovervale (approximately $7.0 million);
(3) an increase in expense as a result of increased net revenues due to volume growth and a change in mix (approximately $3.3 million); (4) an increase in raw material costs (approximately $9.4 million); (5) an increase due to excessive equipment downtime on three of the larger fry lines in the Company’s Rome, Georgia facility (approximately $1.0 million); and (6) an increase in labor costs (approximately $0.2 million); partially offset by other items.

As a percentage of revenues, cost of goods sold increased from 69.4% to 77.0%, an increase of 7.6%.  This increase was primarily due to (1) the net impact of increases in prices paid for raw material proteins and favorable formulation mix (approximately 9.5%); (2) increased volume growth and a change in sales mix (approximately 2.2%); (3) an increase due to the excessive equipment downtime on three of the larger fry lines in the Company’s Rome, Georgia facility (approximately 1.0%); (4) sales of higher-cost products due to the Acquisition of Clovervale (approximately 0.2%); and (5) higher costs as a result of increased costs associated with labor (approximately 0.2%); partially offset by (6) sales of net lower-cost products as a result of the Acquisition of Zartic (approximately 2.7%); (7) the impact of net price increases to customers (approximately 2.4%) and (8) decreases in overhead costs (approximately 0.4%).

The primary materials used in the Company’s food processing operations include boneless beef, chicken, pork, flour, yeast, seasonings, cheese, breading, soy proteins, peanut butter, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has market-related pricing contracts that require the Company to immediately pass along commodity price variances.  During second quarter fiscal 2008, net prices paid for raw material proteins increased approximately $9.4 million; of which approximately $5.0 million was attributable to the Acquisition of Zartic.

Approximately 29.0% of total sales for second quarter fiscal 2008 were protected from commodity exposure, of which 24.2% were attributable to market-related pricing contracts, while the other 4.8% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For second quarter fiscal 2007, approximately 33.3% of total sales were protected from commodity exposure, of which 28.9% were attributable to market-related pricing contracts, while the other 4.4% were related to the USDA Commodity Reprocessing Program.

The following table represents the increases (decreases) in the weighted average prices the Company paid for beef, chicken, pork, and cheese during second quarter fiscal 2008 compared to second quarter fiscal 2007 excluding formulation mix and market-related pricing contracts.  The second quarter fiscal 2008 reflects the weighted average prices paid for raw materials as a result of the Acquisition of Zartic and the Acquisition of Clovervale.

% (Increase)/Decrease in Prices
Paid for Raw Materials
Second Quarter Fiscal 2008
Compared to
Second Quarter Fiscal 2007
Beef	(2.7)%
Chicken	(40.0)%
Pork	4.0%
Cheese	(41.4)%
Aggregate	(10.2)%

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

Selling, general, and administrative. Selling, general, and administrative expenses increased by $11.8 million in second quarter fiscal 2008 compared to second quarter fiscal 2007, or 67.2%.  This increase was primarily due to (1) increased volume as a result of the Acquisition of Zartic (approximately $8.1 million); (2) increased volume as a result of the Acquisition of Clovervale (approximately $2.5 million); (3) increased storage expense (approximately $0.5 million) due to increased replenishment costs and build of inventories associated with the Acquisition of Zartic; (4) increased integration expenses, primarily as a result of the Acquisition of Zartic (approximately $0.5 million); and (5) increased administrative expenses, primarily due to bad debt associated with the bankruptcy of a customer (approximately $0.3 million) and increased management consulting fees (approximately $0.2 million); partially offset by other items. As a percentage of revenues, selling, general, and administrative expenses increased from 17.8% to 19.4%.

Depreciation and amortization. Depreciation and amortization expense increased by $2.3 million primarily due to increased amortization ($0.7 million) and increased depreciation expense ($1.6 million).  The increase in amortization expense was primarily due to additional amortization expense as a result of additional amortizable intangible assets recorded in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale; offset by the decrease as a result of the accelerated methods of amortization used for the amortizable intangible assets recorded in conjunction with the Acquisition of Pierre.  The increased depreciation expense was primarily due to the allocation of the purchase prices in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale and the valuations of property, plant, and equipment as a result of purchase accounting for such acquisitions.

Interest expense and other income, net.   Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt.  Interest expense and other income, net increased by $3.4 million, or 60.3%.  This increase is primarily due to increased average outstanding borrowings under the term loan as a result of Amendment No. 2 to the Company’s credit facility in order to finance the Acquisition of Clovervale and Amendment No. 3 to the Company’s credit facility in order to finance the Acquisition of Zartic and increased average borrowings under the Company’s revolving credit facility.  The Company’s average outstanding long-term debt during second quarter fiscal 2008 was $369.3 million versus $249.5 million during second quarter fiscal 2007.  The weighted average interest rates for second quarter fiscal 2008 and second quarter fiscal 2007 were 8.4% and 8.5%, respectively.

Income taxes.   The effective tax rate for second quarter fiscal 2008 was 36.0% compared to 45.5% for second quarter fiscal 2007.  The change in the effective tax rate is primarily due to a change in the expected Section 199 deduction (the “Domestic Manufacturing Deduction”) due to current year profitability, the elimination of the Extra-Territorial Income deduction (“ETI”) in the current year, changes in the Company’s expected pre-tax income relative to the impact of permanent differences, and a reduction in the Company’s estimated state effective tax rate due to the Acquisition of Clovervale and the Acquisition of Zartic.

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

The Company’s policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the thirteen week period ended September 1, 2007 was not material.

Fiscal 2008 Compared to Fiscal 2007

Revenues, net.   Net revenues increased by $104.3 million in fiscal 2008 compared to fiscal 2007, or 51.0%.  This increase was primarily due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $80.7 million); (2) an increase in sales volume due to the Acquisition of Clovervale (approximately $18.3 million); (3) an increase in volume, due to an increase in the Company’s Military, Warehouse Club, National Accounts and Convenience Store end-markets and changes in sales mix (approximately $2.9 million); and (4) net price increases to customers (approximately $2.4 million).

Cost of goods sold.   Cost of goods sold increased by $91.9 million in fiscal 2008 compared to fiscal 2007, or 64.4%.  This increase was primarily due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $61.9 million); (2) an increase in sales volume due to the Acquisition of Clovervale (approximately $14.1 million); (3) an increase in expense as a result of increased net revenues due to volume and mix growth (approximately $6.4 million); (4) an increase raw material costs (approximately $13.6 million), primarily due to increased prices paid for chicken (approximately $8.1 million); (5) an increase due to excessive equipment downtime on three of the larger fry lines in the Company’s Rome, Georgia facility (approximately $1.0 million); and (6) an increase in labor costs (approximately $0.5 million); partially offset by (7) a decrease in sales volume to two National Accounts restaurant chains (approximately $2.7 million); (8) a decrease in overhead costs (approximately $1.6 million); and (9) favorable formulation mix and manufacturing yields (approximately $1.3  million).

As a percentage of revenues, cost of goods sold increased from 69.7% to 75.9%, an increase of 6.2%.  This increase was primarily due to (1) the net impact of increases in prices paid for raw material proteins and favorable formulation mix (approximately 6.0%); (2) increased volume growth and a change in sales mix (approximately 0.8%); (3) an increase due to the excessive equipment downtime on three of the larger fry lines in the Company’s Rome, Georgia facility (approximately 0.5%); (4) sales of higher-cost products as a result of the Acquisition of Zartic (approximately 0.3%); (5) higher costs as a result of increased costs associated with labor (approximately 0.2%); and (6) sales of higher-cost products due to the Acquisition of Clovervale (approximately 0.1%); partially offset by  (7) the impact of net price increases to customers (approximately 0.9%) and (8) decreases in overhead costs (approximately 0.8%).

As previously noted, the Company has market-related pricing contracts that require the Company to immediately pass along commodity price variances.  During fiscal 2008, net prices paid for raw material proteins increased approximately $13.6 million; of which approximately $9.1 million was attributable to the Acquisition of Zartic.

Approximately 29.9% of total sales for fiscal 2008 were protected from commodity exposure, of which 24.6% were attributable to market-related pricing contracts, while the other 5.3% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For fiscal 2007, approximately 34.9% of total sales were protected from commodity exposure, of which 30.4% were attributable to market-related pricing contracts, while the other 4.5% were related to the USDA Commodity Reprocessing Program.

The following table represents the increases in the weighted average prices the Company paid for beef, chicken, pork, and cheese during fiscal 2008 compared to fiscal 2007 excluding formulation mix and market-related pricing contracts.  Fiscal 2008 reflects the weighted average prices paid for raw materials as a result of the Acquisition of Zartic and the Acquisition of Clovervale.

% (Increase) in Prices
Paid for Raw Materials
Fiscal 2008
Compared to
Fiscal 2007
Beef	(3.8)%
Chicken	(55.2)%
Pork	(5.6)%
Cheese	(25.5)%
Aggregate	(14.5)%

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

Selling, general, and administrative. Selling, general, and administrative expenses increased by $22.0 million in fiscal 2008 compared to fiscal 2007, or 61.2%.  This increase was primarily due to (1) increased volume as a result of the Acquisition of Zartic (approximately $13.1 million); (2) increased volume as a result of the Acquisition of Clovervale (approximately $4.5 million); (3) increased selling expense primarily due to increased promotional activity (approximately $1.4 million); (4) increased expenses related to increased sales volume and mix shift across most of the Company’s end-markets (approximately $1.0 million); (5) increased storage expense (approximately $0.8 million) due to increased replenishment costs and build of inventories associated with the Acquisition of Zartic; (6) increased integration expenses, primarily as a result of the Acquisition of Zartic (approximately $0.7 million); (7) increased administrative expenses, primarily due to bad debt associated with the bankruptcy of a customer (approximately $0.3 million) and increased management consulting fees (approximately $0.3 million); and (8) increased freight costs (approximately $0.2 million).  These were partially offset by a decrease in compensation expense (approximately $1.0 million). As a percentage of revenues, selling, general, and administrative expenses increased from 17.6% to 18.7%.

Depreciation and amortization.  Depreciation and amortization expense increased by $4.8 million primarily due to increased amortization (approximately $1.3 million) and increased depreciation expense (approximately $3.5 million).  The increase in amortization expense was primarily due to additional amortization expense as a result of additional amortizable intangible assets recorded in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale; offset by the decrease as a result of the accelerated methods of amortization used for the amortizable intangible assets recorded in conjunction with the Acquisition of Pierre.  The increased depreciation expense was primarily due to the allocation of the purchase prices in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale and the valuations of property, plant, and equipment as a result of purchase accounting for such acquisitions.

Interest expense and other income, net.  Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt.  Interest expense and other income, net increased by $6.0 million, or 54.6%.  This increase is primarily due to increased average outstanding borrowings under the term loan as a result of Amendment No. 2 to the Company’s credit facility in order to finance the Acquisition of Clovervale and Amendment No. 3 to the Company’s credit facility in order to finance the Acquisition of Zartic, increased floating interest rates related to the Company’s variable-rate interest, and increased average borrowings under the Company’s revolving credit facility.  The Company’s average outstanding long-term debt during fiscal 2008 was $364.7 million versus $255.5 million during fiscal 2007.  The weighted average interest rates for fiscal 2008 and fiscal 2007 were 8.3% and 8.0%, respectively.

Income taxes. The effective tax rate for fiscal 2008 was 35.0% compared to 35.8% for fiscal 2007.  The change in the effective tax rate is primarily due to a change in the expected Section 199 deduction (the “Domestic Manufacturing Deduction”) due to current year profitability, the elimination of the Extra-Territorial Income deduction (“ETI”) in the current year, changes in the Company’s expected pre-tax income relative to the impact of permanent differences, and a reduction in the Company’s estimated state effective tax rate due to the Acquisition of Clovervale and the Acquisition of Zartic.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” on March 4, 2007.  As a result, the Company recorded a liability of $809,267 for unrecognized tax benefits, including accrued interest.  Of this amount, $57,127 represented accrued interest and was accounted for as a reduction to the beginning balance of retained earnings.  The remaining $752,140 was recorded as a reduction to a non-current deferred tax liability account. The $57,127 represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

As previously noted, the Company’s policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the twenty-six week period ended September 1, 2007 was not material.

Liquidity and Capital Resources

The following table summarizes the Company’s net cash provided by (used in) operating, investing, and financing activities for the twenty-six weeks ended September 1, 2007 and September 2, 2006, respectively.

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	September 1, 2007	September 2, 2006
Net cash provided by (used in):
Operating activities	$(9,033,547)	$3,100,406
Investing activities	$(4,366,075)	$(25,808,972)
Financing activities	$21,272,527	$20,403,394

Net cash used in operating activities during fiscal 2008 was $9.0 million compared to net cash provided by operating activities of $3.1 million during fiscal 2007.  The decrease in net cash provided by operating activities was primarily due to (1) a net loss of $12.5 million during fiscal 2008 compared to net income of $0.8 million in fiscal 2007; (2) a change in deferred taxes in fiscal 2008 (approximately $4.9 million) compared to a change in fiscal 2007 (approximately $6.9 million); (3) an increase in accounts receivable (approximately $2.2 million) during fiscal 2008 compared to less of an increase in the prior year comparable period (approximately $0.4 million); (4) an increase in refundable income taxes, prepaid expense, and other current assets (approximately $1.4 million) in fiscal 2008 compared with a decrease in fiscal 2007 (approximately $1.9 million); and (5) an increase in accounts payable and other accrued liabilities (approximately $0.5 million) during fiscal 2008 compared to a greater increase (approximately $1.6 million) in the prior year comparable period; offset by (6) depreciation and amortization expense (approximately $18.5 million) in fiscal 2008 compared with fiscal 2007 (approximately $13.7 million); (7) an increase in inventories (approximately $8.5 million) in fiscal 2008 compared with a greater increase in the prior year comparable period (approximately $8.8 million); and (8) amortization of deferred loan fees in fiscal 2008 (approximately $1.1 million) compared to less amortization in fiscal 2007 (approximately $0.8 million).

The primary components of net cash used in operating activities for fiscal 2008 were (1) a net loss of $12.5 million during fiscal 2008; (2) an increase in inventories (approximately $8.5 million) due to a pipeline fill in conjunction with the Acquisition of Zartic, an increase in raw material costs used in the production of inventory, production of newly developed products to meet customer needs, an inventory build in conjunction with the seasonality of the Company’s school business and to meet contractual obligations with one of the Company’s largest customers, and a focused effort to increase safety stock due to anticipated transitions to new suppliers; (3) an increase in refundable income taxes, prepaid expenses, and other current assets (approximately $1.4 million); (4) a change in deferred income taxes (approximately $4.9 million); and (5) an increase in receivables (approximately

$2.2 million); offset by (6) depreciation and amortization of intangible assets (approximately $18.5 million), of which $7.0 million relates to depreciation of fixed assets and $11.5 million relates to amortization of intangible assets recorded in conjunction with the Acquisition of Pierre, the Acquisition of Clovervale, and the Acquisition of Zartic; (7) amortization of deferred loan fees (approximately $1.1 million); (8) an increase in trade accounts payable and other accrued liabilities (approximately $0.5 million); and (9) an increase in other long-term liabilities (approximately $0.4 million).

Net cash used in investing activities for fiscal 2008 was $4.4 million compared to $25.8 million for fiscal 2007.  Net cash used in investing activities during fiscal 2008 consists of capital expenditures (approximately $4.9 million), which consisted of various plant improvements, including the expenditures on the control equipment (See further discussion in Note 14, “Legal Proceedings” to the Company’s Condensed Consolidated Financial Statements), and routine capital expenditures, in addition to net cash used in conjunction with the Acquisition of Zartic (approximately $0.2 million).  Net cash used in investing activities during fiscal 2007 consists primarily of net cash used in conjunction with the Acquisition of Clovervale (approximately $21.1 million), in addition to capital expenditures for various plant improvements and routine capital expenditures.

Net cash provided by financing activities for fiscal 2008 was $21.3 million compared to net cash provided by financing activities for fiscal 2007 of $20.4 million.  Net cash provided by financing activities for fiscal 2008 was due primarily to (1) increased borrowings under the Company’s revolving credit facility (approximately $24.1 million); offset by principal payments on long-term debt (approximately $2.8 million), which includes $2.0 million of prepayments on Company’s term loan and $0.8 million of principal payments for capital leases.

Effective June 30, 2004, the Company obtained a $190 million credit facility, which included a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  All of the Company’s indebtedness under the credit facility is secured by a first-priority security interest in substantially all of the Company’s assets.  At September 1, 2007, base rate borrowings under the term loan portion of the facility bear interest at prime rate plus 1.25% and base rate borrowings under the revolving credit portion of the facility bear interest at prime rate plus based on prime plus pricing levels ranging from 1.0% to 1.75% determined by the consolidated leverage ratio of the Company.  At September 1, 2007, the interest rates for base rate borrowings under the revolving credit facility and the term loans were 10.00% (prime of 8.25% plus 1.75%) and 9.50% (prime of 8.25% plus 1.25%), respectively.  However, the Company lowered such rates through the use of LIBOR tranches.  The following table summarizes the Company’s outstanding LIBOR tranches as of September 1, 2007, including the amount, the respective rate of interest, and the date of expiration.

	Amount	Interest Rate	Expiration Date
Term loan LIBOR tranche:	$227,000,000	7.78%	11/16/07
Revolving credit facility LIBOR tranche:	$6,000,000	8.18%	02/29/08
Revolving credit facility LIBOR tranche:	$14,000,000	8.17%	02/29/08

Effective August 16, 2007, the Company entered into an interest swap agreement (the “Swap”) to reduce its exposure to interest rate fluctuations on a portion of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. The Swap has a notional amount of $175.0 million with a fixed rate of 5.14%, thereby effectively converting a portion of the floating rate term debt to a fixed rate obligation of 7.39% (5.14% plus applicable margin). A portion of the Swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009. The difference between the three-month LIBOR rate and Swap rate will be settled in cash on the interest payment dates. In accordance with SFAS 133, the Swap does not qualify for “Cash Flow Hedge Accounting” treatment. The change in the fair value of the Swap totaling $427,677 is reflected as an increase in interest expense in second quarter fiscal 2008. As of September 1, 2007, the Company has recorded a liability totaling $427,677 to recognize the Swap at its fair value.

Repayment of borrowings under the $150.0 million term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company made all such scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As previously discussed in Note 2 “Acquisitions”, in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to its term loan by $24.0 million in order to finance the Acquisition of Clovervale.  In addition, also discussed in Note 2 “Acquisitions”, in conjunction with the Acquisition of Zartic, the Company increased borrowings with respect to its term loan by $100.0 million in order to finance the Acquisition of Zartic. As a result of Amendment No. 3, scheduled quarterly repayments were $250,000 per quarter. During first quarter fiscal 2008, the Company made prepayments of $2.0 million, and as such, will not resume scheduled quarterly payments until February 28, 2009.  The remaining outstanding balance of $225.8 million (excluding scheduled quarterly payments) as of September 1, 2007 is due on June 30, 2010.

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

Subsequent to the Acquisition of Zartic, as previously disclosed in the Company’s Report on Form 10-Q for the quarter ended June 2, 2007, on July 14, 2007, one of the acquired meat processing plants, which is located in Hamilton, Alabama, was destroyed by a fire. The Hamilton plant was primarily used for processing sausage products and employed approximately 45 people prior to the fire. An investigation was conducted in order to determine the cause of the fire and to determine the extent of the damages. The Company is working with its insurance carrier to determine coverage, but believes that the damages, including business interruption, will be covered by insurance without any material financial loss to the Company. The Company is executing a Disaster Recovery Plan designed to continue the supply of affected products to the Company’s customers.

On August 2, 2007, the Company retained an outside consultant to manage and assist the Company’s management with the preparation of the property and business interruption claims. During second quarter fiscal 2008, the Company determined that $133,140 of inventory and property, plant and equipment with a net book value of $814,785 at the location were irreparably damaged. The Company believes that its insurance carrier will indemnify the Company for the entire amount of the loss. The Company recorded insurance receivables of approximately $1.0 million during second quarter fiscal 2008 for insurance reimbursements related to the damaged assets.

Subsequent Event - Credit Agreement.  As of September 1, 2007, the Company was in default under the consolidated leverage ratio covenant in its Credit Agreement. Effective October 10, 2007, the Company obtained a waiver of such default from the required lenders and entered into Amendment No. 4 to the Credit Agreement, which amended, among other things, the financial covenants in the Credit Agreement and increased the applicable interest rates for term loans and the revolving credit facility. The applicable interest rate for term loan borrowings was increased as follows (i) for base rate borrowings, the interest rate was increased to the base rate (which is the greater of the applicable prime rate and ½ of 1% above the Federal Funds Rate) plus 2.75% if the Company has a corporate family rating and a corporate rating greater than or equal to B2 and B from Moody’s and S&P, respectively, or if the Company does not have such ratings, to the base rate plus 3.00%, and (ii) for LIBOR borrowings, the interest rate was increased to the LIBOR rate plus 3.75% if the Company has a corporate group family rating and a corporate group rating greater than or equal to B2 and B from Moody’s and S&P, respectively, or if the Company does not have such ratings, to the LIBOR rate plus 4.00%. For revolving credit borrowings, the applicable interest rate is based upon the Company’s consolidated leverage ratio and was increased as follows:  (i) for base rate borrowings, to a range of the base rate plus 2.50% to such base rate plus 3.00%, and (ii) for LIBOR borrowings, to a range of the LIBOR rate plus 3.50% to such LIBOR rate plus 4.00%. In conjunction with the closing of Amendment No. 4, the Company paid fees of approximately $1.2 million, which included an arrangement fee, in addition to payment to each consenting lender . The corresponding long-term debt was not reclassified as a current liability due to the Company’s default, as the Company believes it will meet its amended debt covenants for the next 12 months.

Cash and Cash Equivalents; Borrowing Availability.   As of September 1, 2007, the Company had net cash and cash equivalents on hand of $8.0 million (See Critical Accounting Policies below for further discussion on the Company’s treatment of cash and cash equivalents) outstanding borrowings under its revolving credit facility of $24.9 million and borrowing availability of approximately $8.8 million.  Also as of September 1, 2007, the Company had borrowings under its term loan of $227.0 million and $125.0 million of the 9.875% senior notes outstanding that were issued in conjunction with the Acquisition of Pierre (“New Notes”).  As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, and borrowing availability of approximately $35.7 million.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of the New Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  The Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures. As stated above, as of September 1, 2007, the Company was not in compliance with all of its financial covenants; however, a waiver of such default was obtained and the financial covenants have been amended pursuant to Amendment No. 4.

Income Taxes. The Company adopted the provisions of FIN 48 on March 4, 2007.  As a result, the Company recorded a liability of $809,267 for unrecognized tax benefits, including accrued interest.  Of this amount, $57,127 was accounted for as a reduction to the beginning balance of retained earnings.  The remaining $752,140 was recorded as a reduction to a non-current deferred tax liability account.  The $57,127 represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the thirteen and twenty-six week periods ended September 1, 2007 was not material.

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

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During the Company’s fiscal year ended March 2, 2007, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of September 1, 2007, the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of September 1, 2007, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.4 million).  As of September 1, 2007, the Company has a remaining liability to the selling shareholders totaling $2.2 million (which reflects the aforementioned $1.3 million adjustment during fiscal 2007).  No payments were made to the selling shareholders during fiscal 2008, however, the Company expects to make an additional payment on or about December 5, 2007 in conjunction with the filing of its fiscal 2007 state returns.  An estimate of such payments is classified by the Company as a current liability (approximately $0.3 million).  The remaining portion of the liability (approximately $1.9 million) is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  The Company expects to fully utilize the Deal Related NOLs and other deal related expenses, however the timing of the future payments of the long-term portion is unknown.

Capital Expenditures.  The Company has budgeted approximately $5.5 million for capital expenditures for the remainder of its fiscal year ending March 1, 2008. These expenditures include a provision for capacity expansion, system upgrades, and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its $40 million revolving credit facility, as well as the Company’s ability to enter into capital leases, will be adequate to finance these capital expenditures.

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

General. Significant assumptions underlie the belief that the Company anticipates that its cash requirements for working capital and debt service for the remainder of the fiscal year ending March 1, 2008 will be met through a combination of funds provided by operations and borrowings under its $40 million revolving credit facility, including, among other things, that there will be no material adverse developments in the business, liquidity or significant unbudgeted capital requirements of the Company.  In addition, if Pierre is unable to implement appropriate pricing to its customers (required due to rising raw material costs), or if the Company is unable to successfully integrate the recently acquired companies, which includes consolidating the financial functions and obtaining planned synergies, integrating key personnel, and the maintenance and growth of the existing businesses, the Company may be unable to continue to generate sufficient cash flow.  Such inability to generate sufficient cash flow may require the Company to refinance all or a portion of its debt, including the New Notes and its credit facility, obtain additional financing, which as a result, might not be available for its operations or other purposes, sell some of its assets or operations, reduce or delay capital expenditures, or revise or delay its operations or strategic plans.  If the Company is required to take any of these actions, it could have a material adverse effect on its business and financial condition.  In addition, the Company cannot guarantee it would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements, or that these actions would be permitted under the terms of its New Notes or credit facility.

Commercial Commitments, Contingencies, and Contractual Obligations

The Company provided a letter of credit in the amount of $5.7 million and $2.8 million as of September 1, 2007 and March 3, 2007, respectively, to its insurance carrier for the underwriting of certain performance bonds.  The current letter of credit outstanding expires during the Company’s fiscal year ending March 1, 2008.  The Company also provides secured letters of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims.  The letters of credit for these claims totaled $675,000 as of September 1, 2007 and March 3, 2007.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a material adverse effect on the Company’s financial position or future results of operations and cash flows.  See Note 14 — “Legal Proceedings,” to the Company’s Condensed Consolidated Financial Statements for further discussion of proceedings as of September 1, 2007.

The following tables summarize our commitments and contractual obligations by fiscal year as of September 1, 2007.

	Commitments by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Letters of credit	$6,369,500	$6,369,500	$—	$—	$—
Purchase commitments for capital projects	848,750	848,750	—	—	—
Purchase commitments for raw materials	616,888	616,888	—	—	—
Purchase commitments for natural gas	791,440	791,440	—	—	—
Purchase commitments for miscellaneous	8,061	8,061	—	—	—
Total	$8,634,639	8,634,639	$—	$—	$—

	Contractual Obligations by Fiscal Year
	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years

Long-term debt	$376,850,000	$—	$251,850,000	$125,000,000	$—
Capital lease obligations*	3,570,273	1,740,722	1,764,069	65,482	—
Operating lease obligations	3,658,121	2,770,212	830,722	57,187
Interest on fixed-rate debt**	61,964,399	12,589,399	24,687,500	24,687,500	—
Interest on variable-rate debt**	37,214,147	19,678,649	17,535,498	—	—
Total	$483,256,940	$36,778,982	$296,667,789	$149,810,169	$—

*Capital lease obligations include interest component related to leases.

**Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of September 1, 2007 assuming that the outstanding balances remain unchanged until maturity.

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

Cash and cash equivalents.   For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable.  As of September 1, 2007, the Company had actual cash of $17.2 million (of which $17.1 million was held in accounts with the Company’s bank that is primarily responsible for its cash management), which was offset by outstanding checks of $10.1 million, resulting in a net reclassification of $9.2 million to accounts payable and a remaining net cash on hand balance of $8.0 million.  The remaining cash balance represents cash on hand in excess of outstanding checks. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of September 1, 2007, the Company had no cash equivalents.

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

Goodwill and Other Intangible Assets.   In conjunction with the Acquisition of Pierre, the Acquisition of Clovervale, and the Acquisition of Zartic, the management of the Company, with the assistance of an independent valuation firm, performed valuations of the Company’s other intangible assets for financial reporting purposes.  Assets identified through these valuations included formulas, customer relationships, licensing agreements, non-compete agreements, and certain tradenames and trademarks.

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

Promotions.  Promotional expenses associated with customer rebates, marketing promotions, and special pricing arrangements are recorded as a reduction of revenues or as selling expense at the time the sale is recorded.  Certain of these expenses are estimated based on historical trends, expected future payments to be made under these programs, and expected future customer deductions to be taken under these programs.  The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s liability under these programs.

Stock-Based Compensation.   The Company treats the options to purchase shares of common stock of Holding issued to employees of the Company (“Options”) as stock-based compensation for employees of the Company.  Prior to the Company’s fiscal year ended March 3, 2007, as permitted under GAAP, the Company accounted for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense was recognized for the stock option plan in the Company’s Condensed Consolidated Statements of Operations.

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

New Accounting Pronouncements.   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurement.  SFAS 157 is effective for interim and annual reporting periods beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, the Company is exposed to market risk stemming from changes in interest rates, commodity prices, and foreign exchange rates.   Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or nonderivative financial instruments held for trading purposes at September 1, 2007 or March 3, 2007.  Certain of the Company’s outstanding nonderivative financial instruments at September 1, 2007 and March 3, 2007 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

Interest Rate Risk.  The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and with maturities that management considers appropriate.  The risks associated with long-term debt at September 1, 2007 have not changed materially since March 3, 2007.  Of the long-term debt outstanding at September 1, 2007, the $125.0 million of New Notes accrue interest at a fixed interest rate, while the $227.0 million outstanding borrowings under the term loan facility and the $24.9 million of outstanding borrowings under the revolving credit facility accrue interest at variable interest rates.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during second quarter fiscal 2008 and fiscal 2008 would have decreased net income for these periods by approximately $0.1 million and $0.2 million, respectively.

Effective August 16, 2007, the Company entered into an interest swap agreement (the “Swap”) to reduce its exposure to interest rate fluctuations on a portion of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. The Swap has a notional amount of $175.0 million with a fixed rate of 5.14%, thereby effectively converting a portion of the floating rate term debt to a fixed rate obligation of 7.39% (5.14% plus applicable margin). A portion of the Swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009. The difference between the three-month LIBOR rate and Swap rate will be settled in cash on the interest payment dates. In accordance with SFAS 133, the Swap does not qualify for “Cash Flow Hedge Accounting” treatment. The change in the fair market of the Swap totaling $427,677 is reflected as an increase in interest expense in second quarter fiscal 2008. As of September 1, 2007, the Company has recorded a liability totaling $427,677 to recognize the Swap at its fair value.

Commodity Price Risk.  Certain raw materials used in food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs.  The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, peanut butter, and packaging supplies.  During second quarter fiscal 2008, the weighted average prices the Company paid for beef, chicken, pork, and cheese increased by approximately 7.4%, 13.8%, 33.9%, and 28.6%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of fiscal 2007.  During fiscal 2008, the weighted average prices the Company paid for beef, chicken, pork, and cheese increased by approximately 9.0%, 15.8%, 17.0%, and 14.2%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of fiscal 2007.   The Company attempts to manage such fluctuations through purchase orders, market-related pricing contracts and by passing on such cost increases to customers.

Foreign Exchange Rate Risk.  The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada.  The Company does not believe the foreign exchange rate risk on Canadian sales is material.  However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency.  At September 1, 2007 and March 3, 2007, all trade receivables were denominated in US dollars.

Fair Value of Financial Instruments.  The Company’s non-derivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt.   The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques.  Considerable judgment is required, however, to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of September 1, 2007, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) has been (1) recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and (2) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure..

Changes in Internal Controls.   There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental.   On March 20, 2006, the Hamilton County Department of Environmental Services (“HCDOES”) sent an Notice of Violation (“NOV”) to the Company’s West Chester, Ohio facility alleging that the Company violated its permit limits for particulate matter (“PM”) from certain cooking operations and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another NOV to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.

The Company is cooperating with the authorities in all aspects of these matters. The Company applied for modified permits to install on August 14, 2007 for the emission sources at the plant and also submitted a permit to install application on September 20, 2007 for process water heaters at the plant to come into compliance with regulatory requirements. These permits are currently being reviewed and processed by HCDOES.  On May 21, 2007, the Director of the Ohio EPA invited the Company to enter into consent finding and orders with the Ohio EPA, in lieu of referral to the Ohio Attorney General’s Office and the filing of an enforcement action in court. On August 31, 2007, the Company finalized a $125,000 settlement with the Ohio EPA to resolve the alleged non-compliance with air pollution laws without any admission of liability. In response to the NOV’s, the Company also has installed and spent approximately $1.8 million for emissions control equipment to comply with relevant laws.

The Company has conducted additional stack testing of certain of its cook lines, which use the new control equipment installed for four of its largest cook lines.  The preliminary results indicate that the new equipment is not as effective as originally expected.  Nevertheless, the controlled emissions are expected to meet applicable regulatory requirements.

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

ITEM 1A.  RISK FACTORS

At September 1, 2007, there were no material changes in risk factors from those described at March 3, 2007 in the Company’s Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

/S/ NORBERT E. WOODHAMS
By: Norbert E. Woodhams
President and Chief Executive Officer
Dated: October 16, 2007

/S/ JOSEPH W. MEYERS
By: Joseph W. Meyers
Chief Financial Officer
Dated: October 16, 2007

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