Form 10-Q
period 2007-12-01
PIERRE FOODS INC
filed 2008-01-15
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2008
Class A Common Stock	100,000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIERRE FOODS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 1, 2007	March 3, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$119,078	$88,631
Accounts receivable, net	49,151,768	46,138,649
Inventories	80,994,071	68,496,266
Refundable income taxes	11,832,471	4,612,613
Deferred income taxes	3,540,645	5,159,359
Prepaid expenses and other current assets	5,255,889	5,553,263

Total current assets	150,893,922	130,048,781

PROPERTY, PLANT, AND EQUIPMENT, NET	93,538,789	98,559,861

OTHER ASSETS:
Other intangibles, net	120,825,956	139,550,756
Goodwill	216,718,289	218,221,866
Deferred loan origination fees	7,758,223	8,266,710
Other	6,695,008	5,181,501

Total other assets	351,997,476	371,220,833

Total Assets	$596,430,187	$599,829,475

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$1,558,549	$1,557,594
Trade accounts payable	25,808,328	20,567,325
Accrued interest	5,668,577	5,568,643
Accrued payroll and payroll taxes	7,374,734	7,116,045
Accrued promotions	4,832,588	3,278,430
Accrued taxes (other than income and payroll)	867,161	1,095,511
Other accrued liabilities	5,681,541	3,110,606

Total current liabilities	51,791,478	42,294,154

LONG-TERM DEBT, less current installments	367,335,479	357,286,462

DEFERRED INCOME TAXES	40,041,287	45,662,017

OTHER LONG-TERM LIABILITIES	7,482,044	4,766,732

Total Liabilities	466,650,288	450,009,365

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at December 1, 2007 and March 3, 2007	150,194,270	150,187,941
Retained deficit	(20,414,371)	(367,831)

Total shareholder’s equity	129,779,899	149,820,110

Total Liabilities and Shareholder’s Equity	$596,430,187	$599,829,475

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	December 1, 2007	December 2, 2006

REVENUES, NET	$177,123,916	$127,137,507

COSTS AND EXPENSES:
Cost of goods sold	132,494,273	87,874,486
Selling, general, and administrative expenses	35,612,442	21,820,429
Depreciation and amortization	9,165,839	7,281,289
Loss on disposition of property, plant, and equipment, net	118,258	—

Total costs and expenses	177,390,812	116,976,204

OPERATING INCOME (LOSS)	(266,896)	10,161,303

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(11,768,154)	(6,189,779)
Other income	114,120	1,186

Interest expense and other income, net	(11,654,034)	(6,188,593)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	(11,920,930)	3,972,710

INCOME TAX BENEFIT (PROVISION)	4,406,460	(1,211,167)

NET INCOME (LOSS)	$(7,514,470)	$2,761,543

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(75.14)	$27.62

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	December 1, 2007	December 2, 2006

REVENUES, NET	$486,122,918	$331,805,601

COSTS AND EXPENSES:
Cost of goods sold	367,172,353	230,612,991
Selling, general, and administrative expenses	93,531,041	57,739,823
Depreciation and amortization	27,654,142	20,955,152
Loss on disposition of property, plant, and equipment, net	118,296	5,301

Total costs and expenses	488,475,832	309,313,267

OPERATING INCOME (LOSS)	(2,352,914)	22,492,334

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(28,981,117)	(17,294,347)
Other income	216,709	37,144

Interest expense and other income, net	(28,764,408)	(17,257,203)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	(31,117,322)	5,235,131

INCOME TAX BENEFIT (PROVISION)	11,127,909	(1,663,540)

NET INCOME (LOSS)	$(19,989,413)	$3,571,591

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(199.89)	$35.72

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	100,000	100,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Shareholder’s Equity

For the Thirty-Nine Weeks Ended December 1, 2007

(Unaudited)

	Common		Total
	Stock	Retained	Shareholder’s
	Class A	Deficit	Equity

BALANCE AT MARCH 3, 2007	$150,187,941	$(367,831)	$149,820,110

Net loss	—	(19,989,413)	(19,989,413)

Cumulative effect — FIN 48 adoption	—	(57,127)	(57,127)

Capital contributed (net of expenses paid on behalf of parent)	6,329	—	6,329

BALANCE AT DECEMBER 1, 2007	$150,194,270	$(20,414,371)	$129,779,899

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	December 1, 2007	December 2, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,989,413)	$3,571,591

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,654,142	20,955,152
Amortization of deferred loan origination fees	1,703,698	1,158,973
Change in deferred taxes	(4,059,143)	(5,681,742)
Change in fair value of interest rate swaps	3,077,080	—
Loss on disposition of plant, property, and equipment	118,296	5,301
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(3,085,280)	(2,266,529)
Inventories	(10,699,260)	(9,728,630)
Refundable income taxes, prepaid expenses, and other current assets	(7,126,489)	1,179,229
Trade accounts payable and other accrued liabilities	8,330,249	8,477,091
Other long-term liabilities	196,500	(3,955,495)
Other assets	13,039	(650,995)
Total adjustments	16,122,832	9,492,355
Net cash provided by (used in) operating activities	(3,866,581)	13,063,946

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) the Acquisition of Clovervale	711,002	(21,815,835)
Net cash used in the Acquisition of Zartic	(171,837)	—
Capital expenditures	(6,537,927)	(6,221,810)
Casualty insurance proceeds	1,000,000	—
Proceeds from sale of plant, property and equipment	34,700	—
Net cash used in investing activities	(4,964,062)	(28,037,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit agreement	13,200,000	3,169,000
Additional borrowings term loan	—	24,000,000
Repayment of debt acquired in the Acquisition of Clovervale	—	(1,612,378)
Principal payments on long-term debt	(3,150,028)	(12,299,911)
Loan origination fees	(1,195,211)	(708,601)
Capital contributions (return of capital to parent), net	6,329	(29,890)

Net cash provided by financing activities	8,861,090	12,518,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,447	(2,455,479)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,631	2,540,722

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,078	$85,243

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

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed with the SEC on June 15, 2007 (“Form 10-K”).

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

Included in this report are interim unaudited Condensed Consolidated Financial Statements that contain all adjustments necessary to present fairly the financial position as of December 1, 2007, the results of operations for the thirteen and thirty-nine week periods ended December 1, 2007 and December 2, 2006, the cash flows of the Company for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, and the statement of shareholder’s equity for the thirty-nine week period ended December 1, 2007.  The thirteen week periods ended December 1, 2007 and December 2, 2006 are referred to as “third quarter fiscal 2008” and “third quarter fiscal 2007”, respectively. The thirty-nine week periods ended December 1, 2007 and December 2, 2006 are referred to as “fiscal 2008” and “fiscal 2007”, respectively.

The Company reports the results of its operations using a 52-53 week basis. In line with this, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. The fiscal year ended March 3, 2007 and the fiscal year ending March 1, 2008 both contain 52 weeks.

2.        Acquisitions

Acquisition of Clovervale.   On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”).  The acquisition of Clovervale is referred to herein as the “Acquisition of Clovervale”.  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $21.8 million and was subject to a post-closing working capital adjustment.  Subsequent to finalizing such adjustment, the net purchase price was $21.1 million. Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).  See Note 6, “Long-Term Debt” herein for further discussion. Pierre’s investment in Clovervale was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Prior to the Acquisition of Clovervale, Clovervale was a privately held company with operations in Amherst, Ohio and Easley, South Carolina. Clovervale manufactured and sold a variety of food items including individually proportioned entrees, vegetables, fruit, cobblers, peanut butter and jelly bars, sandwiches and cups, sherberts, apple sauce and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.  Since the Acquisition of Clovervale, the Company has been working to integrate the operations of Clovervale with those of Pierre.  Clovervale currently employs approximately 127 people and continues to have manufacturing facilities in Amherst, Ohio and Easley, South Carolina.  Clovervale primarily manufactures products for sale and distribution by Pierre.

In conjunction with the Acquisition of Clovervale, management of the Company performed valuations on the Clovervale other intangible assets for financial reporting purposes.  Assets identified through these valuations included customer relationships, non-compete agreements, and certain tradenames and trademarks.  Other fair value adjustments were made in conjunction with the Acquisition of Clovervale, which primarily include adjustments to property, plant, and equipment, inventory, and the related deferred taxes.

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

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change.  During the quarter ended September 1, 2007 the Company finalized its allocation of the purchase price.

Acquisition of Zartic.   On December 11, 2006, the Company acquired substantially all of the assets of Zartic, Inc. and its affiliated distribution company, Zar Tran, Inc., and certain real property and other assets used in the businesses (collectively,  “Zartic”).  The acquisition of Zartic is referred to herein as the “Acquisition of Zartic”.  The preliminary aggregate purchase price was $94.0 million, plus the assumption of certain liabilities, which was paid in cash at the closing and is subject to certain post-closing adjustments.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $91.8 million and is subject to additional post-closing adjustments.  Pierre funded the Acquisition of Zartic through an amendment to its Credit Agreement (“Amendment No. 3”) — see Note 6, “Long-Term Debt” herein for further discussion. Pierre’s investment in Zartic was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Prior to the Acquisition of Zartic, Zartic was a privately held company that manufactured, sold, delivered and distributed a variety of food items including packaged beef, chicken/poultry, pork and veal products through its operations in Rome, Georgia, Cedartown, Georgia, and Hamilton, Alabama.  Subsequent to the Acquisition of Zartic, the Company has been working to integrate the operations of Zartic with those of Pierre.  Zartic currently employs approximately 854 people and has manufacturing facilities in Rome, Georgia and Cedartown, Georgia.  The Hamilton, Alabama facility was destroyed in a fire on July 14, 2007.  Zartic primarily manufactures products for sale and distribution by Pierre.

In conjunction with the Acquisition of Zartic, management of the Company performed valuations on the Zartic other intangible assets for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  Other fair value adjustments were made in conjunction with the Acquisition of Zartic, which primarily include adjustments to property, plant, and equipment, and inventory.

The Acquisition of Zartic was recorded under the purchase method of accounting.  The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Zartic.  The preliminary allocation of the net purchase price is as follows:

Current assets	$26,843,826
Property, plant, and equipment	29,809,308
Non-current assets	319,691
Goodwill	22,822,260
Other intangibles	27,700,000
Debt and other liabilities assumed	(15,720,674)
Net assets acquired	$91,774,411

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

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and is therefore subject to change.  Net assets acquired totaling $91.8 million were previously reported in the Company’s Form 10-Q for the quarter ended September 1, 2007.  The changes in the allocation of net assets acquired is due to miscellaneous adjustments.  The Company expects to further adjust and finalize the appraisals of acquired assets and liabilities, including the assessment of the salability of acquired inventory, in the fourth quarter of its current fiscal year that ends March 1, 2008.

Unaudited Pro Forma Results.   The following tables present unaudited pro forma information for fiscal 2007 and third quarter fiscal 2007, as if the Acquisition of Clovervale and the Acquisition of Zartic had been completed at the beginning of the periods.

	Fiscal 2007		Third Quarter Fiscal 2007
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$331,805,601	$467,428,834	$127,137,507	$174,776,948

Net income (loss)	$3,571,591	$(2,457,516)	$2,761,543	$1,032,692

These unaudited pro forma results are estimates based on assumptions deemed appropriate by the Company’s management, and have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the Company had acquired Clovervale and Zartic at the beginning of the respective periods. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, cost of goods sold, and income taxes.

In addition to the purchase-related adjustments, included in these pro forma results are certain reclassifications of Clovervale’s and Zartic’s expenses, to be consistent with the classifications of Pierre.  These reclassifications include the presentation of various sales discounts previously reported by Clovervale as selling expenses, but more appropriately classified as a reduction of revenues.

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

The recognition and measurement guidelines of FIN 48 were applied to all of the Company’s material tax positions as of March 4, 2007, resulting in an increase in non-current tax liabilities of $809,267, including accrued interest.  Of this amount, $57,127 was treated as an increase to beginning retained deficit for the cumulative effect of change in accounting principle.  The total amount of unrecognized income tax benefits as of March 4, 2007 was $809,267, of which $57,127 would affect the Company’s effective income tax rate if recognized.  The difference between the total amount of unrecognized tax benefits and the amount that impacts the effective income tax rate relates primarily to deferred tax benefits for temporary differences between book and tax return items.

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

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the thirteen and thirty-nine week periods ended December 1, 2007 was not material.

There was no material change in the net amount of unrecognized tax benefits in third quarter fiscal 2008 or fiscal 2008.  Management has concluded that there will not be a material reduction in the unrecognized tax benefit during the next 12 months based on anticipated tax positions taken in the next 12 months, expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits.

The effective tax rate for third quarter fiscal 2008 was 37.0% compared to 30.5% for third quarter fiscal 2007.  The effective tax rate for fiscal 2008 was 35.8% compared to 31.8% for fiscal 2007.  The change in the effective tax rate for both periods is primarily due to a change in the expected Section 199 deduction (the “Domestic Manufacturing Deduction”) based on current year profitability, the elimination of the Extra-Territorial Income deduction (“ETI”) in the current year; changes in the Company’s expected pre-tax income relative to the impact of permanent differences, and a reduction in the Company’s estimated state effective tax rate due to the Acquisition of Clovervale and the Acquisition of Zartic.

4.        Stock-Based Compensation

On June 30, 2004, Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”), adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees, and consultants of Holding and its subsidiaries, including the Company.  At December 1, 2007 and March 3, 2007, outstanding options to purchase  common stock of Holding issued to members of management of the Company (the “Options”) were 125,668 and 126,219, respectively, and 38,110 and 37,559, respectively, shares were reserved for future issuance.  All outstanding Options were granted with an exercise price of $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.  At December 1, 2007 and March 3, 2007, options to purchase 34,496 shares and 26,115 shares, respectively, were vested and exercisable.

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

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123(R)), the Company adopted SFAS 123(R) using the prospective adoption method.  SFAS 123(R) requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123(R), because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled award after the date of initial adoption.  No Options have been issued, modified or settled subsequent to adoption of SFAS 123(R). Upon the adoption of SFAS 123(R), the pro forma effect of fair value accounting for prior periods presented is no longer presented as the Company used the minimum value method.

5.        Inventories

A summary of inventories, by major classifications, follows:

	December 1, 2007	March 3, 2007
Raw materials	$17,644,557	$14,122,205
Finished goods	63,113,925	54,090,234
Work in process	235,589	283,827
Total	$80,994,071	$68,496,266

6.        Long-Term Debt

Long-term debt is comprised of the following:

	December 1, 2007	March 3, 2007
9.875% senior notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012	$125,000,000	$125,000,000
Term loan, with floating interest rates, maturing June 30, 2010	227,000,000	229,000,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing June 30, 2009	14,000,000	800,000
4.6% to 10.7% capitalized lease obligations maturing through 2011	2,894,028	4,044,056
Total long-term debt	368,894,028	358,844,056
Less current installments	(1,558,549)	(1,557,594)
Long-term debt less current installments	$367,335,479	$357,286,462

Effective June 30, 2004, the Company obtained a $190 million credit facility, which included a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  All of the Company’s indebtedness under the credit facility is secured by a first-priority security interest in substantially all of the Company’s assets.  At December 1, 2007, base rate borrowings under the term loan portion of the facility bear interest at prime rate plus 2.75% to 3.0% determined by the Company’s corporate credit rating and base rate borrowings under the revolving credit portion of the facility bear interest at prime rate plus pricing levels ranging from 2.5% to 3.0% determined by the consolidated leverage ratio of the Company.  At December 1, 2007, the interest rates for base rate borrowings under both the revolving credit facility and the term loans were 10.50% (prime of 7.5% plus 3.0%).  However, the Company lowered such rates through the use of LIBOR tranches and interest rate swaps.  The following table summarizes the Company’s outstanding borrowings as of December 1, 2007, including the amount, the respective rate of interest, and the date of expiration. The interest rates listed below include the impact of interest rate swap agreements in place as of December 1, 2007.

	Amount	Interest Rate	Swap/LIBOR Maturity Date
Term loan LIBOR tranche:	$27,000,000	8.88%	02/19/08
Term loan Swap tranche:	$25,000,000	9.14%	08/16/08
Term loan Swap tranche:	$150,000,000	9.14%	08/16/09
Term loan Swap tranche:	$25,000,000	8.52%	05/18/09
Revolving credit facility LIBOR tranche:	$14,000,000	8.84%	04/30/08

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

As of September 1, 2007, the Company was in default under the consolidated leverage ratio covenant in its Credit Agreement. Effective October 10, 2007, the Company obtained a waiver of such default from the required lenders and entered into Amendment No. 4 to the Credit Agreement, which amended, among other things, the financial covenants in the Credit Agreement and increased the applicable interest rates for term loans and the revolving credit facility. The applicable interest rate for term loan borrowings was increased for base rate borrowings to the prime rate plus 2.75% to 3.0% and for LIBOR borrowings to the applicable LIBOR rate plus 3.75% to 4.0%, each determined based on the Company’s corporate credit rating. The applicable interest rate for revolving credit borrowings was increased for base rate borrowings to the prime rate plus 2.5% to 3.0% and for LIBOR borrowings to the applicable LIBOR rate plus 3.5% to 4.0%, each determined based upon the Company’s consolidated leverage ratio.

Repayment of borrowings under the $150.0 million term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company made all such scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As a result of Amendment No. 3, scheduled quarterly repayments were $250,000 per quarter. During first quarter of fiscal 2008, the Company made prepayments of $2.0 million, and as such, is not required to resume scheduled quarterly payments until February 28, 2009.  The remaining outstanding balance of $225.8 million (after considering scheduled quarterly payments of $1.2 million) is due on June 30, 2010.

Effective October 29, 2007 and August 16, 2007, the Company entered into interest rate swap agreements (the “Swaps”) to reduce its exposure to interest rate fluctuations on portions of its term loan. See Note 13, “Interest Rate Swaps,” herein for futher discussion.

Significant assumptions underlie the belief that the Company will meet its amended debt covenants for the next 12 months, including, among other things, that there will be no material adverse developments in the business, liquidity or significant unbudgeted capital requirements of the Company, and that there will not be any material goodwill impairment charges. In addition, if Pierre is unable to successfully integrate the recently acquired companies, which includes consolidating the financial functions and obtaining planned synergies, integrating key personnel, and the maintenance and growth of the existing business, the Company may be unable to continue to generate sufficient cash flow. Such inability to generate sufficient cash flow may result in covenant violations.  Any covenant violations could require the Company to refinance all or a portion of its debt, including the its senior notes and its credit facility, obtain additional financing, which as a result, might not be available for its operations or other purposes, sell some of its assets or operations, reduce or delay capital expenditures, or revise or delay its operation or strategic plans. If the Company is required to take any of these actions, it could have a material adverse effect on its business and financial condition. In addition, the Company cannot guarantee it would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements, or that these actions would be permitted under the terms of its senior notes or credit facility.

On June 30, 2004, the shareholders of PF Management, Inc., the sole shareholder of the Company (“PFMI”), sold their shares of stock in PFMI (the “Acquisition of Pierre”) to Holding.  In conjunction with the Acquisition of Pierre, the Company issued new notes, which are 9.875% senior notes (the “Senior Notes”), with interest payable on January 15 and July 15 of each year.  The proceeds of the Senior Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

As of December 1, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $14.0 million, outstanding letters of credit of approximately $6.4 million, and borrowing availability of approximately $19.6 million.  Also as of December 1, 2007, the Company had borrowings under its term loan of $227.0 million and $125.0 million of Senior Notes outstanding.  As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, outstanding letters of credit of approximately $3.5 million, and borrowing availability of approximately $35.7 million.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of Senior Notes outstanding.  The Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As of December 1, 2007, the Company was in compliance with its financial covenants.

7.        Goodwill and Other Intangible Assets

In conjunction with the Acquisition of Pierre, management of the Company performed valuations for financial reporting purposes of the Company’s other intangible assets.  Assets identified through these valuations included formulas, customer relationships, licensing agreements, and certain tradenames and trademarks.

In conjunction with each of the Acquisition of Clovervale and the Acquisition of Zartic, management of the Company performed valuations on the Clovervale and Zartic other intangible assets for financial reporting purposes.  Assets identified through these valuations included customer relationships, non-compete agreements, and certain tradenames and trademarks.

In accordance with SFAS No. 142 (“SFAS 142”) — “Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of March 3, 2007, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review.  There were no impairment charges as a result of this review.

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

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of December 1, 2007 are as follows:

	As of December 1, 2007
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	5-15	$93,690,000	$41,563,758	$52,126,242
Tradename and trademarks	2-20	22,780,000	7,985,379	14,794,621
Customer relationships	10-14	46,000,000	19,205,384	26,794,616
Licensing agreements	10	12,100,000	5,411,157	6,688,843
Non-compete agreement	2-3	350,000	128,366	221,634
Total amortizable intangible assets		174,920,000	74,294,044	100,625,956

Indefinite-lived intangible assets:
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		195,120,000	74,294,044	120,825,956

Goodwill	N/A	216,718,289	—	216,718,289
Total intangible assets		$411,838,289	$74,294,044	$337,544,245

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of March 3, 2007 are as follows:

	As of March 3, 2007
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
Amortizable intangible assets:
Formulas	5-15	$100,599,000	$37,603,680	$62,995,320
Tradename and trademarks	2-20	22,780,000	5,656,800	17,123,200
Customer relationships	10-14	46,000,000	14,900,116	31,099,884
Licensing agreements	10	12,100,000	4,283,032	7,816,968
Non-compete agreement	2-3	350,000	34,616	315,384
Total amortizable intangible assets		181,829,000	62,478,244	119,350,756

Indefinite-lived intangible assets:
Tradename	Indefinite	20,200,000	—	20,200,000
Total other intangible assets		202,029,000	62,478,244	139,550,756

Goodwill	N/A	218,221,866	—	218,221,866
Total intangible assets		$420,250,866	$62,478,244	$357,772,622

The following table represents activity related to goodwill and amortizable intangible assets during fiscal 2008:

Goodwill:

Balance as of March 3, 2007	$218,221,866
Acquisition of Clovervale	(591,377)
Acquisition of Zartic	(912,200)
Balance as of December 1, 2007	$216,718,289

Amortizable intangible assets:

Balance as of March 3, 2007	$119,350,756
Net carrying amount reclassified to other non-current assets (1)	(2,358,000)
Amortization	(16,366,800)
Balance as of December 1, 2007	$100,625,956

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

8.     Commitments and Contingencies

Letters of Credit.  The Company provided a letter of credit in the amount of $5.7 million and $2.8 million as of December 1, 2007 and March 3, 2007, respectively, to its insurance carrier for the underwriting of certain performance bonds. The current letter of credit expires during the Company’s fiscal year ending March 1, 2008.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims.  Letters of credit for these claims totaled $675,000 as of December 1, 2007 and March 3, 2007.

Legal Proceedings.  The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a material adverse effect on the Company’s financial position or future results of operations or cash flows.  See Note 14 — “Legal Proceedings,” herein for further discussion.

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

As of December 1, 2007, the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of December 1, 2007, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.4 million).  As of December 1, 2007, the Company has a remaining liability to the selling shareholders totaling $2.2 million (which reflects the aforementioned $1.3 million adjustment during the prior fiscal year).  No payments were made to the selling shareholders during fiscal 2008.  Subsequent to December 1, 2007 the Company made a $0.3 million payment to the selling shareholders.  The remaining portion of the liability (approximately $1.9 million) is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  The Company expects to fully utilize the Deal Related NOLs and other deal related expenses; however, the timing of the future payments of the long-term portion is unknown.

9.     Comprehensive Income

Total comprehensive income (loss) is comprised solely of net income (loss) in third quarter fiscal 2008, third quarter fiscal 2007, fiscal 2008 and fiscal 2007.

10.  Supplemental Cash Flow Disclosures  — Cash Paid During the Period and Non-Cash Transactions

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	December 1, 2007	December 2, 2006
Cash paid during the period for:
Interest	$23,613,870	$12,945,789
Income taxes, net	$151,088	$5,694,471

Non-cash transactions:
Liability to selling shareholders	$—	$1,329,088

Acquisition of Zartic adjustment:
Adjustment of accounts receivable to fair value	$(72,161)	$—
Adjustment of inventory to fair value	$1,798,545	$—
Adjustment of other current assets to fair value	$155,920	$—
Adjustment of other accrued liabilities to fair value	$1,166,120	$—
Adjustment of other long-term liabilities to fair value	$(558,268)	$—

Other adjustment:
Reclassification of property, plant , and equipment to other assets as a result of plant fire (1)	$814,785	$—

(1)  See discussion below in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

11.  Recently Issued Accounting Guidance

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurement.  SFAS 157 is effective fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for the first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial statements.

Effective March 4, 2007, the Company adopted FIN 48, which requires that the financial statement effects of a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The details of the adoption of FIN 48 are described in Note 3, “Income Taxes” above.

12.  Transactions with Related Parties

At December 1, 2007, there were no significant changes in related party transactions from those described at March 3, 2007 in the Company’s Form 10-K.

13.  Interest Rate Swaps

One of the Company’s major market risk exposures is potential loss arising from changing interest rates on its long-term debt and its impact on cash flows.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and maturities that management considers appropriate.  To further mitigate its risk associated with variable-rate debt, the Company utilizes derivative instruments to hedge its exposure to changing rates.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133).  SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value.  Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship.  For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving an offsetting change in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method).  As of December 1, 2007, the Company’s derivative financial instruments did not qualify for hedge accounting and the change in fair value is recorded as interest expense.

Effective October 29, 2007 and August 16, 2007, the Company entered into interest rate swap agreements (the “Swaps”) to reduce its exposure to interest rate fluctuations on portions of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows.  The Swaps have notional amounts of $25.0 million and $175.0 million with fixed rates of 4.52% and 5.14%, respectively, thereby effectively converting portions of the floating rate term debt to fixed rate obligations of 8.52% and 9.14%, respectively, as of December 1, 2007 (4.52% and 5.14% plus applicable margin).  The October 29, 2007 swap will expire on May 18, 2009.  A portion of the August 16, 2007 swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009.  The difference between the three-month LIBOR rate and respective swap rates will be settled in cash on the interest payment dates.  In accordance with SFAS 133, the Swaps do not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment.  The change in the fair value of the Swaps totaling $2,649,403 is reflected as an increase in interest expense in third quarter fiscal 2008.  The change in fair value of the Swaps reflected in interest expense totaled $3,077,080 for fiscal 2008.  As of December 1, 2007, the Company has recorded a liability totaling $3,077,080 to recognize the Swaps at fair value.

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

The Company is cooperating with authorities in all aspects of these matters.  The Company applied for modified permits to install on August 14, 2007 for the emission sources at the plant and also submitted a permit to install application on September 20, 2007  for process water heaters at the plant to comply with regulatory requirements.  These permit applications are currently being reviewed and processed by HCDOES.  In connection with the PTI applications review, HCDOES requested on October 5, 2007 that the Company assess fugitive emissions from its cooking operations and provide that assessment to HCDOES.  Depending on the results of this assessment, the Company may have to submit modified permit to install applications.  On May 21, 2007 the Director of the Ohio EPA invited the Company to enter into consent finding and orders with Ohio EPA in lieu of referral to the Ohio Attorney General’s Office and the filing of the enforcement action in court.  On August 31, 2007, the Company finalized a $125,000 settlement with Ohio EPA to resolve the alleged non-compliance with air pollution laws without any admission of liability.  In response to the NOV’s, the Company also has installed and spent approximately $1.8 million for emissions control equipment to comply with relevant laws.

The Company has conducted additional stack testing of certain of its cook lines, which use the new control equipment installed for four of its largest cook lines.  The preliminary results indicate that the new equipment is not as effective as originally expected.  Nevertheless, the controlled emissions are expected to meet applicable regulatory requirements.

On July 24, 2007, the Company received a letter from the City of Amherst Building and Utilities Department concerning problems with the grease interceptor at the Clovervale facility in Amherst, Ohio, which was acquired as part of the Purchase of Clovervale.  The grease interceptor is part of the wastewater discharge system for the Amherst facility.  The City of Amherst’s letter requested that the Company meet with the City and comply with wastewater discharge requirements.  The Company’s environmental consultant is assessing compliance with the City of Amherst wastewater discharge requirements and although the extent of noncompliance and possible costs to comply are unknown at this point, the Company has made a claim for indemnity with the selling shareholder under the Share and Asset Purchase Agreement pursuant to which the Company purchased Clovervale.

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

15.  Subsidiary Guarantors

Each of the subsidiaries of Pierre Foods, Inc. fully and unconditionally guarantees the Senior Notes on a joint and several basis.  The subsidiaries resulting from the Acquisition of Clovervale and the Acquisition of Zartic became guarantors from the date of their respective acquisitions in fiscal 2007.  Fresh Foods Properties, LLC, which was the only subsidiary of Pierre Foods, Inc. prior to fiscal 2007, is inactive and holds two trademarks that are not currently in use by the Company.  The following presents financial information about Pierre Foods, Inc., as the issuer of the Senior Notes, and each of the guarantor subsidiaries.  Pierre has no non-guarantor subsidiaries.  Intercompany transactions are eliminated.

The following supplemental condensed statements of operations for the thirteen and thirty-nine week periods ended December 1, 2007, condensed balance sheets as of December 1, 2007 and March 3, 2007, and the supplemental cash flows for the thirty-nine week period ended December 1, 2007, depict in separate columns, the issuer (Pierre Foods, Inc.), the subsidiaries, all of which are guarantors, elimination adjustments, and the consolidated total.  The financial information follows the legal structure of the Company and therefore, may not necessarily be indicative of the results of operations or financial position of the Company, including the subsidiaries, had they been operated as independent entities.

Pierre Foods, Inc.

Condensed Statements of Operations

For the Thirteen Weeks Ended December 1, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

REVENUES, NET:
Customers	$174,353,231	$2,770,685	$—	$177,123,916
Intercompany	—	46,627,805	(46,627,805)	—
Total revenues, net	174,353,231	49,398,490	(46,627,805)	177,123,916

COSTS AND EXPENSES:
Cost of goods sold	132,494,273	44,071,970	(44,071,970)	132,494,273
Selling, general, and administrative expenses	32,334,576	4,695,503	(1,417,637)	35,612,442
Depreciation and amortization	7,467,421	2,836,616	(1,138,198)	9,165,839
Loss on disposition of property, plant, and equipment, net	79,699	38,559	—	118,258

Total costs and expenses	172,375,969	51,642,648	(46,627,805)	177,390,812

OPERATING INCOME (LOSS)	1,977,262	(2,244,158)	—	(266,896)

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(11,729,237)	(38,917)	—	(11,768,154)
Other income	114,120	—	—	114,120
Interest expense and other income, net	(11,615,117)	(38,917)	—	(11,654,034)

LOSS BEFORE INCOME TAX BENEFIT	(9,637,855)	(2,283,075)	—	(11,920,930)

INCOME TAX BENEFIT	3,385,913	1,020,547	—	4,406,460

EQUITY IN NET LOSS OF SUBSIDIARIES	(1,262,528)	—	1,262,528	—

NET LOSS	$(7,514,470)	$(1,262,528)	$1,262,528	$(7,514,470)

Pierre Foods, Inc.

Condensed Statements of Operations

For the Thirty-Nine Weeks Ended December 1, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

REVENUES, NET:
Customers	$478,370,988	$7,751,930	$—	$486,122,918
Intercompany	—	141,091,760	(141,091,760)	—
Total revenues, net	478,370,988	148,843,690	(141,091,760)	486,122,918

COSTS AND EXPENSES:
Cost of goods sold	367,172,353	133,736,072	(133,736,072)	367,172,353
Selling, general, and administrative expenses	85,696,084	11,614,743	(3,779,786)	93,531,041
Depreciation and amortization	22,546,137	8,683,907	(3,575,902)	27,654,142
Loss on disposition of property, plant, and equipment, net	79,737	38,559	—	118,296

Total costs and expenses	475,494,311	154,073,281	(141,091,760)	488,475,832

OPERATING INCOME (LOSS)	2,876,677	(5,229,591)	—	(2,352,914)

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(28,616,253)	(364,864)	—	(28,981,117)
Other income	216,709	—	—	216,709

Interest expense and other income, net	(28,399,544)	(364,864)	—	(28,764,408)

LOSS BEFORE INCOME TAX BENEFIT	(25,522,867)	(5,594,455)	—	(31,117,322)

INCOME TAX BENEFIT	9,153,066	1,974,843	—	11,127,909

EQUITY IN NET LOSS OF SUBSIDIARIES	(3,619,612)	—	3,619,612	—

NET LOSS	$(19,989,413)	$(3,619,612)	$3,619,612	$(19,989,413)

Pierre Foods, Inc.

Condensed Balance Sheets

December 1, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$106,845	$12,233	$—	$119,078
Accounts receivable, net	47,410,822	1,740,946	—	49,151,768
Inventories	68,186,447	12,807,624	—	80,994,071
Refundable income taxes	4,315,506	7,516,965	—	11,832,471
Deferred income taxes	2,695,719	844,926	—	3,540,645
Prepaid expenses and other current assets	4,176,137	1,079,752	—	5,255,889

Total current assets	126,891,476	24,002,446	—	150,893,922

PROPERTY, PLANT, AND EQUIPMENT, NET	53,862,178	39,676,611	—	93,538,789

OTHER ASSETS:
Other intangibles, net	95,435,158	25,390,798	—	120,825,956
Goodwill	187,864,137	28,854,152	—	216,718,289
Deferred loan origination fees	7,758,223	—	—	7,758,223
Investment in subsidiaries	107,506,442	—	(107,506,442)	—
Intercompany accounts	—	9,331,878	(9,331,878)	—
Other	6,336,270	358,738	—	6,695,008

Total other assets	404,900,230	63,935,566	(116,838,320)	351,997,476

Total Assets	$585,653,884	$127,614,623	$(116,838,320)	$596,430,187

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$165,662	$1,392,887	$—	$1,558,549
Trade accounts payable	15,171,218	10,637,110	—	25,808,328
Accrued interest	5,668,577	—	—	5,668,577
Accrued payroll and payroll taxes	5,317,413	2,057,321	—	7,374,734
Accrued promotions	4,832,588	—	—	4,832,588
Accrued taxes (other than income and payroll)	704,689	162,472	—	867,161
Other accrued liabilities	2,522,153	3,159,388	—	5,681,541

Total current liabilities	34,382,300	17,409,178	—	51,791,478

LONG-TERM DEBT, less current installments	366,324,233	1,011,246	—	367,335,479

DEFERRED INCOME TAXES	38,696,079	1,345,208	—	40,041,287

INTERCOMPANY ACCOUNTS	9,331,878	—	(9,331,878)	—

OTHER LONG-TERM LIABILITIES	7,139,495	342,549	—	7,482,044

Total Liabilities	455,873,985	20,108,181	(9,331,878)	466,650,288

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at December 1, 2007	150,194,270	112,908,837	(112,908,837)	150,194,270
Retained deficit	(20,414,371)	(5,402,395)	5,402,395	(20,414,371)

Total shareholder’s equity	129,779,899	107,506,442	(107,506,442)	129,779,899

Total Liabilities and Shareholder’s Equity	$585,653,884	$127,614,623	$(116,838,320)	$596,430,187

Pierre Foods, Inc.

Condensed Balance Sheets

March 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,357	$39,274	$—	$88,631
Accounts receivable, net	35,545,947	10,592,702	—	46,138,649
Inventories	51,000,807	17,495,459	—	68,496,266
Refundable income taxes	4,612,613	—	—	4,612,613
Deferred income taxes	4,376,950	782,409	—	5,159,359
Prepaid expenses and other current assets	3,563,052	1,990,211	—	5,553,263

Total current assets	99,148,726	30,900,055	—	130,048,781

PROPERTY, PLANT, AND EQUIPMENT, NET	56,954,832	41,605,029	—	98,559,861

OTHER ASSETS:
Other intangibles, net	110,382,124	29,168,632	—	139,550,756
Goodwill	187,864,137	30,357,729	—	218,221,866
Deferred loan origination fees	8,266,710	—	—	8,266,710
Investment in subsidiaries	111,665,219	—	(111,665,219)	—
Intercompany accounts	2,895,982	670,075	(3,566,057)	—
Other	4,839,678	341,823	—	5,181,501

Total other assets	425,913,850	60,538,259	(115,231,276)	371,220,833

Total Assets	$582,017,408	$133,043,343	$(115,231,276)	$599,829,475

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$190,293	$1,367,301	$—	$1,557,594
Trade accounts payable	12,697,660	7,869,665	—	20,567,325
Accrued interest	5,568,643	—	—	5,568,643
Accrued payroll and payroll taxes	4,711,518	2,404,527	—	7,116,045
Accrued promotions	2,479,254	799,176	—	3,278,430
Accrued taxes (other than income and payroll)	833,774	261,737	—	1,095,511
Other accrued liabilities	2,435,853	674,753	—	3,110,606

Total current liabilities	28,916,995	13,377,159	—	42,294,154

LONG-TERM DEBT, less current installments	355,249,190	2,037,272	—	357,286,462

DEFERRED INCOME TAXES	43,541,698	2,120,319	—	45,662,017

INTERCOMPANY ACCOUNTS	670,075	2,895,982	(3,566,057)	—

OTHER LONG-TERM LIABILITIES	3,819,340	947,392	—	4,766,732

Total Liabilities	432,197,298	21,378,124	(3,566,057)	450,009,365

SHAREHOLDER’S EQUITY:
Common stock — Class A, 100,000 shares authorized, issued, and outstanding at March 3, 2007	150,187,941	113,448,002	(113,448,002)	150,187,941
Retained deficit	(367,831)	(1,782,783)	1,782,783	(367,831)

Total shareholder’s equity	149,820,110	111,665,219	(111,665,219)	149,820,110

Total Liabilities and Shareholder’s Equity	$582,017,408	$133,043,343	$(115,231,276)	$599,829,475

Pierre Foods, Inc.

Condensed Statements of Cash Flows

For the Thirty-Nine Weeks Ended December 1, 2007

(Unaudited)

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(19,509,581)	$15,643,000	$—	$(3,866,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by the Acquisition of Clovervale	711,002	—	—	711,002
Net cash used in the Acquisition of Zartic	(171,837)	—	—	(171,837)
Intercompany accounts	11,557,785	—	(11,557,785)	—
Capital expenditures	(2,426,111)	(4,111,816)	—	(6,537,927)
Casualty insurance proceeds	—	1,000,000	—	1,000,000
Proceeds from sale of plant, property and equipment	34,700	—	—	34,700
Net cash provided by (used in) investing activities	$9,705,539	$(3,111,816)	(11,557,785)	$(4,964,062)

CASH FLOWS ON FINANCING ACTIVITIES:
Net borrowings on revolving credit agreement	13,200,000	—	—	13,200,000
Principal payments on long-term debt	(2,149,588)	(1,000,440)	—	(3,150,028)
Intercompany accounts	—	(11,557,785)	11,557,785	—
Loan origination fees	(1,195,211)	—	—	(1,195,211)
Capital contributions (return of capital to parent), net	6,329	—	—	6,329
Net cash provided by (used in) financing activities	$9,861,530	$(12,558,225)	11,557,785	$8,861,090

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,488	(27,041)	—	30,447

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,357	39,274	—	88,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,845	$12,233	$—	$119,078

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations for third quarter fiscal 2008 compared to third quarter fiscal 2007 and for fiscal 2008 compared to fiscal 2007.  The thirteen week periods ended December 1, 2007 and December 2, 2006 are referred to as “third quarter fiscal 2008” and “third quarter fiscal 2007”, respectively.  The thirty-nine week periods ended December 1, 2007 and December 2, 2006 are referred to as “fiscal 2008” and “fiscal 2007”, respectively.  This section should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and considered with “Risk Factors”  and “Quantitative and Qualitative Disclosures About Market Risk” discussed in Item 1A and Item 7, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed with the SEC on June 15, 2007 (“Form 10-K”) and “Cautionary Statements Regarding Forward Looking Information,” which precedes Item 3 of Part I of this Report.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.  The fiscal year ended March 3, 2007 and the fiscal year ending March 1, 2008 both contain 52 weeks.

Results of Operations

Third Quarter Fiscal 2008 Compared to Third Quarter Fiscal 2007

Revenues, net.   Net revenues increased by $50.0 million in third quarter fiscal 2008 compared to third quarter fiscal 2007, or 39.3%.  This increase was primarily due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $45.3 million); (2) increased sales volume and mix in most of the Company’s end-market segments (approximately $7.5 million); and (3) net price increases to customers (approximately $0.5 million), offset by (4) a decrease in sales to two national accounts restaurant chains (approximately $3.3 million).

Cost of goods sold.   Cost of goods sold increased by $44.6 million in third quarter fiscal 2008 compared to third quarter fiscal 2007, or 50.8%.  This increase was primarily due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $35.3 million); (2) an increase in expense as a result of increased net revenues due to volume growth and a change in mix (approximately $6.2 million); (3) an increase in raw material costs (approximately $6.2 million) primarily due to increased prices paid for proteins ($3.7 million) and other ingredients including cheese, peanut butter, cooking oil, and flour-based products ($2.5 million); and (4) an increase in product costs related to product outsourcing as a result of the destruction of the Hamilton, Alabama facility ($1.0 million); offset by (5) a decline in cost of goods sold to two national accounts restaurant chains (approximately $2.8 million) and partially offset by other items ($1.3 million). In addition to the approximately $1.0 million in increased production costs incurred by the Company in third quarter fiscal 2008 attributable to outsourced manufacturing of products previously produced at the Company’s Hamilton, Alabama facility, the Company incurred approximately $3.0 million of costs compared with the prior fiscal quarter resulting from manufacturing inefficiencies previously capalized into inventory.

As a percentage of revenues, cost of goods sold increased from 69.1% to 74.7%, an increase of 5.6%.  This increase was primarily due to (1) the net impact of increases in prices paid for raw material proteins (approximately 4.9%); (2) sales of net lower-margin products as a result of the Acquisition of Zartic (approximately 1.1%); and (3) an increase in product costs related to product outsourcing as a result of the destruction of the Hamilton, Alabama facility (0.8%); offset in part by (4) the impact of net price increases to customers (approximately 0.3%); and (5) decreases in overhead costs (approximately 0.9%).

The primary materials used in the Company’s food processing operations include boneless beef, chicken, pork, flour, yeast, seasonings, cheese, breading, soy proteins, peanut butter, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has market-related pricing contracts that require the Company to immediately pass along commodity price variances.  Excluding these market-related pricing contracts, during third quarter fiscal 2008, net prices paid for raw material proteins increased approximately $1.4 million versus third quarter fiscal 2007; of which approximately $0.8 million was attributable to the Acquisition of Zartic.

Approximately 31.2% of total sales for third quarter fiscal 2008 were protected from commodity exposure, of which 20.5% were attributable to market-related pricing contracts, while the other 10.7% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For third quarter fiscal 2007, approximately 34.1% of total sales were protected from commodity exposure, of which 25.7% were attributable to market-related pricing contracts, while the other 8.4% were related to the USDA Commodity Reprocessing Program.

The following table represents the (increases) decreases in the weighted average prices the Company paid for beef, chicken, pork, and cheese during third quarter fiscal 2008 compared to third quarter fiscal 2007 excluding formulation mix and market-related pricing contracts.  The third quarter fiscal 2008 reflects the weighted average prices paid for raw materials as a result of the Acquisition of Zartic.

% (Increase)/Decrease in Prices Paid for Raw Materials Third Quarter Fiscal 2008 Compared to Third Quarter Fiscal 2007
Beef	5.4%
Chicken	(33.5%)
Pork	(6.1%)
Cheese	(43.7%)
Aggregate	(3.5%)

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

Selling, general, and administrative.  Selling, general, and administrative expenses increased by $13.8 million in third quarter fiscal 2008 compared to third quarter fiscal 2007, or 63.2%.  This increase was primarily due to (1) increased volume as a result of the Acquisition of Zartic (approximately $11.0 million); (2) increased volume and a change in mix across most of the Company’s end-market segments (approximately $2.4 million); (3) increased demonstration expenses in the Company’s Warehouse Club division (approximately $0.4 million); (4) increased severance expenses, primarily as a result of the Acquisition of Zartic (approximately $0.6 million); and (5) increased management consulting expenses (approximately $0.7 million); partially offset by other miscellaneous items.  As a percentage of revenues, selling, general, and administrative expenses increased from 17.2% to 20.1%. Approximately $1.8 million of the $13.8 million increase is considered by the Company to be one-time in nature, including management consulting expense (approximately $0.7 million), severance expense (approximately $0.6 million), excessive selling demonstration charges within the warehouse club selling channel (approximately $0.5 million).

Depreciation and amortization.  Depreciation and amortization expense increased by $1.9 million primarily due to increased amortization ($0.6 million) and increased depreciation expense ($1.3 million).  The increase in amortization expense was primarily due to additional amortization expense as a result of additional amortizable intangible assets recorded in conjunction with the Acquisition of Zartic; offset by the decrease as a result of the accelerated methods of amortization used for the amortizable intangible assets recorded in conjunction with the Acquisition of Pierre.  The increased depreciation expense was primarily due to the allocation of the purchase prices in conjunction with the Acquisition of Zartic and the valuation of property, plant, and equipment as a result of purchase accounting for the acquisition.

Interest expense and other income, net.   Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt.  Interest expense and other income, net increased by $5.5 million, or 88.3%.  This increase is primarily due to (1) change in fair value of interest rate swaps; (2) increased average outstanding borrowings under the term loan as a result of Amendment No. 2 to the Company’s credit facility in order to finance the Acquisition of Clovervale and Amendment No. 3 to the Company’s credit facility in order to finance the Acquisition of Zartic; (3)  increased applicable interest rates for term loan and revolving credit facility borrowings as a result of Amendment No. 4 to the Company’s credit facility in order to obtain a waiver of default under the consolidated leverage ratio covenant in its credit facility and amend such covenants; and (4) increased average borrowings under the Company’s revolving credit facility.  The Company’s average outstanding long-term debt during third quarter fiscal 2008 was $371.6 million versus $262.1 million during third quarter fiscal 2007.  The weighted average interest rates for third quarter fiscal 2008 and third quarter fiscal 2007 were 9.1% and 8.5%, respectively.

Fiscal 2008 Compared to Fiscal 2007

Revenues, net.   Net revenues increased by $154.3 million in fiscal 2008 compared to fiscal 2007, or 46.5%.  This increase was primarily due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $126.0 million); (2) an increase in sales volume due to the Acquisition of Clovervale (approximately $17.6 million); (3) an increase in volume, due to an increase in most of the Company’s end markets and changes in sales mix (approximately $14.1 million); and (4) net price increases to customers (approximately $2.4 million); offset, in part, by (5) a decrease in sales to two national accounts restaurant chains (approximately $5.8 million).

Cost of goods sold.   Cost of goods sold increased by $136.6 million in fiscal 2008 compared to fiscal 2007, or 59.2%.  This increase was primarily due to (1) an increase in sales volume due to the Acquisition of Zartic (approximately $99.8 million); (2) an increase in sales volume due to the Acquisition of Clovervale (approximately $13.5 million); (3) an increase in expense as a result of increased net revenues due to volume and mix growth (approximately $11.9 million); (4) an increase in raw material costs (approximately $18.0 million), primarily due to increased prices paid for chicken (approximately $9.8 million); (5) an increase due to excessive equipment downtime on three of the larger fry lines in the Company’s Rome, Georgia facility (approximately $1.0 million); (6) an increase in product costs related to product outsourcing as a result of the destruction of the Hamilton, Alabama facility ($1.0 million); and (7) an increase in labor costs (approximately $0.7 million); partially offset by (8) a decrease in sales volume to two national accounts restaurant chains (approximately $5.5 million); (9) a decrease in overhead costs (approximately $2.8 million); and (10) favorable formulation mix and manufacturing yields (approximately $1.2  million); and other miscellaneous items. In addition to the approximately $1.0 million in increased production costs incurred by the Company in third quarter fiscal 2008 attributable to outsourced manufacturing of products previously produced at its Hamilton, Alabama facility, the Company incurred approximately $3.0 million of costs resulting from manufacturing inefficiencies previously capitalized into inventory.

As a percentage of revenues, cost of goods sold increased from 69.5% to 75.5%, an increase of 6.0%.  This increase was primarily due to (1) the net impact of increases in prices paid for raw material proteins and favorable formulation mix (approximately 5.1%); (2) increased volume growth and a change in sales mix (approximately 0.2%); (3) an increase due to the excessive equipment downtime on three of the larger fry lines in the Company’s Rome, Georgia facility (approximately 0.3%); (4) an increase in product costs related to product outsourcing as a result of the destruction of the Hamilton, Alabama facility (0.3%); (5) sales of higher-cost products as a result of the Acquisition of Zartic (approximately 1.5%); (6) higher costs as a result of increased costs associated with labor (approximately 0.2%); and (7) sales of higher-cost products due to the Acquisition of Clovervale (approximately 0.2%); partially offset by  (8) the impact of net price increases to customers (approximately 0.5%); (9) decreases in overhead costs (approximately 0.9%); and (10) a decrease in sales volume to two national accounts restaurant chains (approximately 0.4%).

As previously noted, the Company has market-related pricing contracts that require the Company to immediately pass along commodity price variances.  Excluding these market-related pricing contracts, during fiscal 2008, net prices paid for raw material proteins increased approximately $12.2 million as compared to fiscal 2007 (of which approximately $7.3 million was attributable to the Acquisition of Zartic).

Approximately 30.3% of total sales for fiscal 2008 were protected from commodity exposure, of which 23.1% were attributable to market-related pricing contracts, while the other 7.2% were related to the USDA Commodity Reprocessing Program, which also insulates the Company from raw material price fluctuations.  For fiscal 2007, approximately 34.6% of total sales were protected from commodity exposure, of which 28.6% were attributable to market-related pricing contracts, while the other 6.0% were related to the USDA Commodity Reprocessing Program.

The following table represents the increases in the weighted average prices the Company paid for beef, chicken, pork, and cheese during fiscal 2008 compared to fiscal 2007 excluding formulation mix and market-related pricing contracts.  Fiscal 2008 reflects the weighted average prices paid for raw materials as a result of the Acquisition of Zartic and the Acquisition of Clovervale.

% (Increase) in Prices Paid for Raw Materials Fiscal 2008 Compared to Fiscal 2007
Beef	(0.0%)
Chicken	(54.4%)
Pork	(6.0%)
Cheese	(34.8%)
Aggregate	(11.0%)

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

Selling, general, and administrative.  Selling, general, and administrative expenses increased by $35.8 million in fiscal 2008 compared to fiscal 2007, or 62.0%.  This increase was primarily due to (1) increased volume as a result of the Acquisition of Zartic (approximately $24.8 million); (2) increased volume as a result of the Acquisition of Clovervale (approximately $4.1 million); (3) increased selling expense primarily due to increased promotional activity and demonstration expenses (approximately $1.4 million); (4) increased expenses related to increased sales volume and mix shift across most of the Company’s end-markets (approximately $3.4 million); (5) increased storage expense (approximately $1.1 million) due to increased replenishment costs and build of inventories associated with the Acquisition of Zartic; (6) increased integration expenses, primarily as a result of severance associated with  the Acquisition of Zartic (approximately $1.2 million); (7) increased administrative expenses, primarily due to bad debt associated with the bankruptcy of a customer, legal and accounting fees, insurance, wages, and management consulting (approximately $1.0 million); and (8) increased freight and storage costs (approximately $0.6 million).  These were partially offset by a decrease in compensation expense (approximately $1.0 million) and other miscellaneous items.  As a percentage of revenues, selling, general, and administrative expenses increased from 17.4% to 19.2%. Approximately $4.7 million of the $358 million increase is considered by the Company to be one-time in nature, including certain administrative and integration costs (approximately $1.1 million), a charge relating to the transfer of inventory to a new warehouse (aproximately $1.1 million), management consulting fees (approximately $1.1 million), excessive selling demonstration charges within the warehouse club selling channel (approximatley $0.8 million), and severance expense (approximately $0.6 million).

Depreciation and amortization.  Depreciation and amortization expense increased by $6.7 million, including increased amortization (approximately $1.9 million) and increased depreciation expense (approximately $4.8 million).  The increase in amortization expense was primarily due to additional amortization expense as a result of additional amortizable intangible assets recorded in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale; offset by the decrease as a result of the accelerated methods of amortization used for the amortizable intangible assets recorded in conjunction with the Acquisition of Pierre.  The increased depreciation expense was primarily due to the allocation of the purchase prices in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale and the valuations of property, plant, and equipment as a result of purchase accounting for such acquisitions.

Interest expense and other income, net.  Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt.  Interest expense and other income, net increased by $11.5 million, or 66.7%.  This increase is primarily due to (1) increased average outstanding borrowings under the term loan as a result of Amendment No. 2 to the Company’s credit facility in order to finance the Acquisition of Clovervale and Amendment No. 3 to the Company’s credit facility in order to finance the Acquisition of Zartic; (2) change in fair value of interest rate swaps; and (3) increased average borrowings under the Company’s revolving credit facility.  The Company’s average outstanding long-term debt during fiscal 2008 was $364.2 million versus $282.5 million during fiscal 2007.  The weighted average interest rates were 8.6% for both fiscal 2008 and fiscal 2007.

Liquidity and Capital Resources

                The following table summarizes the Company’s net cash provided by (used in) operating, investing, and financing activities for the thirty-nine weeks ended December 1, 2007 and December 2, 2006, respectively.

	Thirty-Nine Weeks Ended December 1, 2007	Thirty-Nine Weeks Ended December 2, 2006
Net cash provided by (used in):
Operating activities	$(3,866,581)	$13,063,946
Investing activities	$(4,964,062)	$(28,037,645)
Financing activities	$8,861,090	$12,518,220

Net cash used in operating activities during fiscal 2008 was $3.9 million compared to net cash provided by operating activities of $13.1 million during fiscal 2007.  The decrease in net cash provided by operating activities was primarily due to (1) a net loss of $20.0 million during fiscal 2008 compared to net income of $3.6 million in fiscal 2007; (2) an increase in refundable income taxes, prepaid expense, and other current assets (approximately $7.1 million) in fiscal 2008 compared with a decrease in fiscal 2007 (approximately $1.2 million); (3) an increase in inventories (approximately $10.7 million) in fiscal 2008 compared to less of an increase in the prior year comparable period (approximately $9.7 million); (4) an increase in accounts receivable (approximately $3.1 million) during fiscal 2008 compared to less of an increase in the prior year comparable period (approximately $2.3 million); and (5) an increase in accounts payable and other accrued liabilities (approximately $8.3 million) in fiscal 2008 compared to a greater increase in fiscal 2007; offset by (6) depreciation and amortization expense (approximately $27.7 million) in fiscal 2008 compared with fiscal 2007 (approximately $21.0 million); (7) an increase in other long-term liabilities (approximately $0.2 million) in fiscal 2008 compared to a decrease in the prior comparable period (approximately $4.0 million); (8) a change in the fair value of interest rate swaps entered into during fiscal 2008 (approximately $3.1 million) in fiscal 2008; (9) a decrease in net deferred tax liabilities in fiscal 2008 (approximately $4.1 million) compared to a greater decrease in fiscal 2007 (approximately $5.7 million); (10) no change in other assets in fiscal 2008 compared to an increase (approximately $0.7 million) in fiscal 2007; (11) amortization of deferred loan fees in fiscal 2008 (approximately $1.7 million) compared to less amortization in fiscal 2007 (approximately $1.2 million); and (12) loss on disposition of plant, property and equipment in fiscal 2008 (approximately $0.1 million).

The primary components of net cash used in operating activities for fiscal 2008 were (1) a net loss of $20.0 million during fiscal 2008; (2) an increase in inventories (approximately $10.7 million) due to a pipeline fill in conjunction with the Acquisition of Zartic, an increase in raw material costs used in the production of inventory, production of newly developed products to meet customer needs, an inventory build in conjunction with the seasonality of the Company’s school business and to meet contractual obligations with one of the Company’s largest customers, and a focused effort to increase safety stock due to anticipated transitions to new suppliers; (3) an increase in refundable income taxes, prepaid expenses, and other current assets (approximately $7.1 million) primarily due to income tax refunds receivable related to fiscal 2008 pre-tax losses and tax loss carryback potential; (4) a change in deferred income taxes (approximately $4.1 million); and (5) an increase in receivables (approximately $3.1 million); offset by (6) depreciation and amortization of intangible assets (approximately $27.7 million), of which $10.5 million relates to depreciation of fixed assets and $17.2 million relates to amortization of intangible assets recorded in conjunction with the Acquisition of Pierre, the Acquisition of Clovervale, and the Acquisition of Zartic; (7) an increase in trade accounts payable and other accrued liabilities (approximately $8.3 million); (8) change in fair value of interest rate swaps (approximately $3.1 million); and  (9) amortization of deferred loan fees (approximately $1.7 million).

Net cash used in investing activities for fiscal 2008 was $5.0 million compared to $28.0 million for fiscal 2007.  Net cash used in investing activities during fiscal 2008 consists of capital expenditures (approximately $6.5 million), which consisted of various plant improvements, including the expenditures on the control equipment (See further discussion in Note 14, “Legal Proceedings” to the Company’s Condensed Consolidated Financial Statements), and routine capital expenditures, in addition to net cash used in conjunction with the Acquisition of Zartic (approximately $0.2 million), offset by casualty insurance proceeds (approximately $1.0 million) and net cash provided by the Acquisition of Clovervale (approximately $0.7 million).  Net cash used in investing activities during fiscal 2007 consists primarily of net cash used in conjunction with the Acquisition of Clovervale (approximately $21.8 million), in addition to capital expenditures for various plant improvements and routine capital expenditures.

Net cash provided by financing activities for fiscal 2008 was $8.9 million compared to net cash provided by financing activities for fiscal 2007 of $12.5 million.  Net cash provided by financing activities for fiscal 2008 was due primarily to (1) increased borrowings under the Company’s revolving credit facility (approximately $13.2 million); offset by principal payments on long-term debt (approximately $3.2 million), which includes $2.0 million of prepayments on Company’s term loan and $1.2 million of principal payments for capital leases; and (3) loan origination fees of $1.2 million.

Effective June 30, 2004, the Company obtained a $190 million credit facility, which included a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  All of the Company’s indebtedness under the credit facility is secured by a first-priority security interest in substantially all of the Company’s assets.  At December 1, 2007, base rate borrowings under the term loan portion of the facility bear interest at prime rate plus 2.75% to 3.0% determined by the Company’s corporate credit rating and base rate borrowings under the revolving credit portion of the facility bear interest at prime rate plus pricing levels ranging from 2.5% to 3.0% determined by the consolidated leverage ratio of the Company.  At December 1, 2007, the interest rates for base rate borrowings under both the revolving credit facility and the term loans were 10.50% (prime of 7.5% plus 3.0%).  However, the Company lowered such rates through the use of LIBOR tranches and interest rate swaps.  The following table summarizes the Company’s outstanding borrowings under its credit facility as of December 1, 2007, including the amount, the respective rate of interest, and the date of expiration.  The interest rates listed below include the impact of interest rate swap agreements in place as of December 1, 2007.

	Amount	Interest Rate	Swap/LIBOR Maturity Date
Term loan LIBOR tranche:	$27,000,000	8.88%	02/19/08
Term loan Swap tranche:	$25,000,000	9.14%	08/16/08
Term loan Swap tranche:	$150,000,000	9.14%	08/16/09
Term loan Swap tranche:	$25,000,000	8.52%	05/18/09
Revolving credit facility LIBOR tranche:	$14,000,000	8.84%	04/30/08

Effective October 29, 2007 and August 16, 2007, the Company entered into interest rate swap agreements (the “Swaps”) to reduce its exposure to interest rate fluctuations on portions of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows.  The Swaps have notional amounts of $25.0 million and $175.0 million with fixed rates of 4.52% and 5.14%, respectively, thereby effectively converting portions of the floating rate term debt to fixed rate obligations of 8.52% and 9.14%, respectively, as of December 1, 2007 (4.52% and 5.14% plus applicable margin).  The October 29, 2007 swap will expire on May 18, 2009.  A portion of the August 16, 2007 swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009.  The difference between the three-month LIBOR rate and respective swap rates will be settled in cash on the interest payment dates.  In accordance with SFAS 133, the Swaps do not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment.  The changes in the fair value of the Swaps totaling $2,649,403 is reflected as an increase in interest expense in third quarter fiscal 2008.  As of December 1, 2007, the Company has recorded a liability totaling $3,077,080 to recognize the Swaps at fair value.

Repayment of borrowings under the $150.0 million term loan was initially $375,000 per quarter, which began on December 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company made all such scheduled quarterly payments totaling $8.6 million for the term of the loan and prepayments on the term loan totaling $34.4 million.  As discussed in Note 2 “Acquisitions”, to the Company’s Condensed Consolidated Financial Statements in conjunction with the Acquisition of Clovervale, the Company increased borrowings with respect to its term loan by $24.0 million in order to finance the Acquisition of Clovervale.  In addition, also discussed in Note 2 “Acquisitions”, in conjunction with the Acquisition of Zartic, the Company increased borrowings with respect to its term loan by $100.0 million in order to finance the Acquisition of Zartic.  As a result of Amendment No. 3, scheduled quarterly repayments were $250,000 per quarter.  During first quarter fiscal 2008, the Company made prepayments of $2.0 million, and as such, will not resume scheduled quarterly payments until February 28, 2009.  The remaining outstanding balance of $225.8 million (excluding scheduled quarterly payments) as of December 1, 2007 is due on June 30, 2010.

Subsequent to the Acquisition of Zartic, as previously disclosed in the Company’s Report on Form 10-Q for the quarter ended June 2, 2007, on July 14, 2007, one of the acquired meat processing plants, which is located in Hamilton, Alabama, was destroyed by a fire.  The Hamilton plant was primarily used for processing sausage products and employed approximately 45 people prior to the fire.  An investigation was conducted in order to determine the cause of the fire and to determine the extent of the damages.  The Company is working with its insurance carrier to determine coverage, but believes that the damages, including business interruption, will be covered by insurance without any material financial loss to the Company. The Company has executed a Disaster Recovery Plan designed to continue the supply of affected products to the Company’s customers.

On August 2, 2007, the Company retained an outside consultant to manage and assist the Company’s management with the preparation of the property and business interruption claims.  During third quarter fiscal 2008, the Company received insurance proceeds of approximately $1.0 million related to the inventory and property losses.  Management and the outside consultant are in the process of accumulating all necessary data to file additional claims for business interruption and expect to receive additional insurance proceeds in fiscal 2009.

Cash and Cash Equivalents; Borrowing Availability.   As of December 1, 2007, the Company had net cash and cash equivalents on hand of $0.1 million (See “Critical Accounting Policies and Estimates” below for further discussion on the Company’s treatment of cash and cash equivalents) outstanding borrowings under its revolving credit facility of $14.0 million and borrowing availability of approximately $19.6 million.  Also as of December 1, 2007, the Company had borrowings under its term loan of $227.0 million and $125.0 million of the 9.875% senior notes outstanding that were issued in conjunction with the Acquisition of Pierre (“Senior Notes”).  As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, and borrowing availability of approximately $35.7 million.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of the Senior Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.  The Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures. As of December 1, 2007, the Company was in compliance with all of its financial covenants.

Income Taxes.  The Company adopted the provisions of FIN 48 on March 4, 2007.  As a result, the Company recorded a liability of $809,267 for unrecognized tax benefits, including accrued interest.  Of this amount, $57,127 was accounted for as a reduction to the beginning balance of retained deficit.  The remaining $752,140 was recorded as a reduction to a non-current deferred tax liability account.  The $57,127 represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the thirteen and thirty-nine week periods ended December 1, 2007 was not material.

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

As of December 1, 2007, the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of December 1, 2007, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.4 million).  As of December 1, 2007, the Company has a remaining liability to the selling shareholders totaling $2.2 million (which reflects the aforementioned $1.3 million adjustment during the prior fiscal year).  No payments were made to the selling shareholders during fiscal 2008.  Subsequent to December 1, 2007 the Company made a $0.3 million payment.  The remaining portion of the liability (approximately $1.9 million) is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  The Company expects to fully utilize the Deal Related NOLs and other deal related expenses; however, the timing of the future payments of the long-term portion is unknown.

Capital Expenditures.  The Company has budgeted approximately $2.8 million for capital expenditures for the remainder of its fiscal year ending March 1, 2008.  These expenditures include a provision for capacity expansion, system upgrades, and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  The Company believes that funds from operations and funds from its $40 million revolving credit facility, as well as the Company’s ability to enter into capital leases, will be adequate to finance these capital expenditures.

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

General.  Significant assumptions underlie the belief that the Company will meet its amended debt covenants for the next 12 months, including, among other things, that there will be no material adverse developments in the business, liquidity or significant unbudgeted capital requirements of the Company and that there will not be any material goodwill impairment charges.  In addition, if Pierre is unable to implement appropriate pricing to its customers to offset to rising raw material costs, or if the Company is unable to successfully integrate its recently acquired companies, which includes among other things, consolidating the financial functions and obtaining planned synergies, integrating key personnel, and the maintenance and growth of the existing businesses, the Company may be unable to continue to generate sufficient cash flow, which could result in a covenant violation. Any covenant violations could require the Company to refinance all or a portion of its debt, including the Senior Notes and its credit facility, obtain additional financing, which as a result, might not be available for its operations or other purposes, sell some of its assets or operations, reduce or delay capital expenditures, or revise or delay its operations or strategic plans.  If the Company is required to take any of these actions, it could have a material adverse effect on its business and financial condition.  In addition, the Company cannot guarantee it would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements, or that these actions would be permitted under the terms of its Senior Notes or credit facility.

Commercial Commitments, Contingencies, and Contractual Obligations

The Company provided a letter of credit in the amount of $5.7 million and $2.8 million as of December 1, 2007 and March 3, 2007, respectively, to its insurance carrier for the underwriting of certain performance bonds.  The current letter of credit outstanding expires during the Company’s fiscal year ending March 1, 2008.  The Company also provides secured letters of credit to its insurance carrier for outstanding and potential workers’ compensation and general liability claims.  The letters of credit for these claims totaled $675,000 as of December 1, 2007 and March 3, 2007.

The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a material adverse effect on the Company’s financial position or future results of operations and cash flows.  See Note 14 — “Legal Proceedings,” to the Company’s Condensed Consolidated Financial Statements for further discussion of proceedings as of December 1, 2007.

The following tables summarize our commitments and contractual obligations by fiscal year as of December 1, 2007.

	Commitments by Fiscal Year

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$6,369,500	$6,369,500	$—	$—	$—
Purchase commitments for capital projects	1,644,958	1,644,958	—	—	—
Purchase commitments for raw materials	5,587,521	4,667,271	920,250	—	—
Purchase commitments for natural gas	706,423	706,423	—	—	—
Purchase commitments for miscellaneous	4,788	4,652	136	—	—
Total	$14,313,190	13,392,804	$920,386	$—	$—

	Contractual Obligations by Fiscal Year

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$366,000,000	$—	$241,000,000	$125,000,000	$—
Capital lease obligations*	3,115,216	1,717,500	1,397,716	—	—
Operating lease obligations	2,185,224	1,461,682	655,529	68,013	—
Interest on fixed-rate debt**	62,082,193	12,608,610	24,786,083	24,687,500	—
Interest on variable-rate debt**	38,396,995	21,958,654	16,438,341	—	—
Total	$471,779,628	$37,746,446	$284,277,669	$149,755,513	$—

*Capital lease obligations include interest component related to leases.

**Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of December 1, 2007 assuming that the outstanding balances remain unchanged until maturity.

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

Cash and cash equivalents.   For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable.  As of December 1, 2007, the Company had actual cash of $4.6 million (of which $4.5 million was held in accounts with the Company’s bank that is primarily responsible for its cash management), which was offset by outstanding checks of $4.5 million, resulting in no net reclassification and a remaining net cash on hand balance of $0.1 million.  The remaining cash balance represents cash on hand in excess of outstanding checks.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of December 1, 2007, the Company had no cash equivalents.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) —“Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives.  In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Included in the review for impairment are certain assumptions and estimates which include financial forecasts of income and cash flow that are attributable to the Company’s reporting units and indefinite-lived intangible assets (which are discounted to present value at rates reflective of the Company’s cost of capital).  As of March 3, 2007, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  The Company engaged an independent party to perform valuations to assist in the impairment review. There were no impairment charges as a result of this review.

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

New Accounting Pronouncements.   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurement.  SFAS 157 is effective for annual fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for the first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial statements.

Effective March 4, 2007, the Company adopted FIN 48 which requires that the financial statement effects of a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The cumulative effect of applying FIN 48 was $809,267 for unrecognized tax benefits, including accrued interest.  Of such amount, $57,127 was recorded as an adjustment to the March 4, 2007 balance of retained deficit and the remaining balance was recorded as a reduction in non-current deferred taxes.

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

•                  potential impact of hurricanes and other natural disasters on sales, raw material costs, fuel costs, insurance costs, and bad debt expense resulting from uncollectible accounts receivable; and

•                  increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk stemming from changes in interest rates, commodity prices, and foreign exchange rates.   Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or non-derivative financial instruments held for trading purposes at December 1, 2007 or March 3, 2007.  Certain of the Company’s outstanding non-derivative financial instruments at December 1, 2007 and March 3, 2007 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

Interest Rate Risk.  The Company’s major market risk exposure is potential loss arising from changing interest rates and its impact on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and with maturities that management considers appropriate.  The risks associated with long-term debt at December 1, 2007 have not changed materially since March 3, 2007.  Of the long-term debt outstanding at December 1, 2007, the $125.0 million of Senior Notes accrue interest at a fixed interest rate, while the $227.0 million outstanding borrowings under the term loan facility and the $24.9 million of outstanding borrowings under the revolving credit facility accrue interest at variable interest rates.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during third quarter fiscal 2008 and fiscal 2008 would have decreased net income for these periods by approximately $0.1 million and $0.2 million, respectively.

Effective October 29, 2007 and August 16, 2007, the Company entered into interest rate swap agreements (the “Swaps”) to reduce its exposure to interest rate fluctuations on portions of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows.  The Swaps have notional amounts of $25.0 million and $175.0 million with fixed rates of 4.52% and 5.14%, respectively, thereby effectively converting portions of the floating rate term debt to fixed rate obligations of 8.52% and 9.14%, respectively, as of December 1, 2007 (4.52% and 5.14% plus applicable margin).  The October 29, 2007 swap will expire on May 18, 2009.  A portion of the August 16, 2007 swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009.  The difference between the three-month LIBOR rate and respective swap rates will be settled in cash on the interest payment dates.  In accordance with SFAS 133, the Swaps do not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment.  The change in the fair value of the Swaps totaling $2,649,403 is reflected as an increase in interest expense in third quarter fiscal 2008.  The change in fair value of the Swaps reflected in interest expense for fiscal 2008 totaled $3,077,080.  As of December 1, 2007, the Company has recorded a liability totaling $3,077,080 to recognize the Swaps at fair value.

Commodity Price Risk.  Certain raw materials used in food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs.  The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, peanut butter, and packaging supplies.  During third quarter fiscal 2008, the weighted average prices the Company paid for beef, pork, and cheese increased by approximately 1.1%, 24.8%, and 38.1%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of fiscal 2007.  During the third quarter of fiscal 2008, the weighted average price the Company paid for chicken decreased by 9.1% as compared to the prices paid during the fourth quarter of fiscal 2007.  During fiscal 2008, the weighted average prices the Company paid for beef, chicken, pork, and cheese increased by approximately 6.3%, 7.1%, 19.3%, and 22.7%, respectively, over the weighted average prices the Company paid for these raw materials during the fourth quarter of fiscal 2007.   The Company attempts to manage such fluctuations through purchase orders, market-related pricing contracts and by passing on such cost increases to customers.

Foreign Exchange Rate Risk.  The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada.  The Company does not believe the foreign exchange rate risk on Canadian sales is material.  However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency.  At December 1, 2007 and March 3, 2007, all trade receivables were denominated in US dollars.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of December 1, 2007, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) has been (1) recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and (2) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

Changes in Internal Controls.   There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of Sarbanes-Oxley Act of 2002.   On December 15, 2006, the SEC issued a rule (Release No. 33-8760; 34-54942) to grant relief to non-accelerated filers by further extending the date of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).  Pursuant to the rule, the Company is required to comply with the Act in two phases.  The first phase is effective for the Company’s fiscal year ending March 1, 2008 and requires the Company to issue a management report on internal control over financial reporting.  The third phase requires the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending February 28, 2009.

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

PART II OTHER INFORMATION

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

The Company is cooperating with the authorities in all aspects of these matters.  The Company applied for modified permits to install on August 14, 2007 for the emission sources at the plant and also submitted a permit to install application on September 20, 2007 for process water heaters at the plant to come into compliance with regulatory requirements.  These permits are currently being reviewed and processed by HCDOES.  In connection with the PTI applications review, HCDOES requested on October 5, 2007 that the Company assess fugitive emissions from its cooking operations and provide that assessment to the HCDOES. Depending on the results of this assessment, the Company may have to submit modified permit to install applications. On May 21, 2007, the Director of the Ohio EPA invited the Company to enter into consent finding and orders with the Ohio EPA, in lieu of referral to the Ohio Attorney General’s Office and the filing of an enforcement action in court.  On August 31, 2007, the Company finalized a $125,000 settlement with the Ohio EPA to resolve the alleged non-compliance with air pollution laws without any admission of liability.  In response to the NOV’s, the Company also has installed and spent approximately $1.8 million for emissions control equipment to comply with relevant laws.

The Company has conducted additional stack testing of certain of its cook lines, which use the new control equipment installed for four of its largest cook lines.  The preliminary results indicate that the new equipment is not as effective as originally expected.  Nevertheless, the controlled emissions are expected to meet applicable regulatory requirements.

On July 24, 2007, the Company received a letter from the City of Amherst Building and Utilities Department concerning problems with the grease interceptor at the Clovervale facility in Amherst, Ohio, which was acquired as part of the Purchase of Clovervale.  The grease interceptor is part of the wastewater discharge system for the Amherst facility.  The City of Amherst’s letter requested that the Company meet with the City and comply with wastewater discharge requirements.  The Company’s environmental consultant is assessing compliance with the City of Amherst wastewater discharge requirements and although the extent of noncompliance and possible costs to comply are unknown at this point, the Company has made a claim for indemnity with the selling shareholder under the Share and Asset Purchase Agreement pursuant to which the Company purchased Clovervale.

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

ITEM 1A.  RISK FACTORS

At December 1, 2007, there were no material changes in risk factors from those described at March 3, 2007 in the Company’s Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERRE FOODS, INC.

/S/ NORBERT E. WOODHAMS
By: Norbert E. Woodhams
President and Chief Executive Officer
Dated: January 15, 2008

/S/ JOSEPH W. MEYERS
By: Joseph W. Meyers
Chief Financial Officer
Dated: January 15, 2008

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