Form 10-K
period 2008-03-01
PIERRE FOODS INC
filed 2008-06-16
CIK 67494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 1, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (September 1, 2007) was $0.00.

As of June 16, 2008, there were 100,000 Class A Common Shares of the registrant outstanding.

Documents Incorporated by Reference:  None.

PIERRE FOODS, INC. AND SUBSIDIARIES

i

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the business, operations, financial results, and future prospects of the Company.  Forward-looking statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.  These statements may involve risks and uncertainties related to, among other things:

•	adverse changes in food costs and availability of supplies or costs of distribution, and the ability to pass on such costs through increased prices to customers;
•	the Company’s ability to continue as a going concern;
•	the Company’s level of indebtedness;
•	the Company’s ability to generate sufficient cash flows in order to satisfy cash requirements for working capital and debt service;
•	restrictions imposed by the Company’s debt instruments;
•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses, including the integration of the Clovervale and Zartic businesses;
•	dependence on co-packers, some of whom may be competitors or sole-source suppliers;
•	increased competitive activity;
•	government regulatory actions, including those relating to federal and state environmental and labor laws;
•	dependence on significant customers;
•	changes in consumer preferences and diets, and the Company’s ability to develop and introduce new products;
•	consolidation of the Company’s customers;
•

general risks of the food industry, including risk of contamination, mislabeling of food products, a decline in meat consumption, and outbreak of disease among cattle, chicken or pigs, or any change in consumer perception of certain protein products;

•	adverse change to, or efficient utilization or successful rationalization of, the Company’s facilities;
•	dependence on key personnel;
•	changes in the availability and relative costs of labor and potential labor disruptions or union organization activities;
•	changes in federal government procurement laws or the USDA Commodity Program, or failure to retain contracts in re-bidding processes;
•	changes in economic and business conditions in the world such as inflation, recession, or interest rate fluctuations;
•	potential impact of hurricanes and other natural disasters on sales, raw material costs, fuel costs, insurance costs, and bad debt expense resulting from uncollectible accounts receivable; and
•	increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

The Company is not under any duty to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.  All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

ii

PART I

Item 1.    Description of Business

Pierre Foods, Inc. and its subsidiaries (the “Company” or “Pierre”) manufacture, market, and distribute high-quality, differentiated processed food solutions, focusing on formed, pre-cooked and ready-to-cook protein products, compartmentalized meals, and hand-held convenience sandwiches.  The Company’s products include, but are not limited to, beef, pork, poultry, bakery items, vegetables, fruits, cobblers, and peanut butter and jelly bars, sandwiches and cups.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked and ready-to-cook proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products.  Pierre markets its pre-cooked and ready-to-cook protein products to a broad array of customers that include restaurant chains, schools, military, and other foodservice providers.

In this document, unless the context otherwise requires, the term “Company” or “Pierre” refers to Pierre Foods, Inc. and its current and former subsidiaries.  The Company’s fiscal years ended March 1, 2008, March 3, 2007, and March 4, 2006 are referred to as “fiscal 2008”,  “fiscal 2007”, and “fiscal 2006”, respectively.

General Development of Business

Acquisition of Pierre.  On June 30, 2004, the shareholders of PF Management, Inc. (“PFMI”), the sole shareholder of Pierre, sold their shares of stock in PFMI (the “Acquisition of Pierre”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).  As part of the same transaction, the Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.  The fair value adjustments related to the Acquisition of Pierre, were pushed down to the Company from Holding, which primarily included adjustments in property, plant, and equipment, inventories, goodwill, other intangible assets and related deferred taxes.  The Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due July 15, 2012 (the “Notes”) and entered into a $190.0 million credit facility ($150.0 million term loan and $40.0 million revolving credit facility) (“Credit Agreement”).  The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s senior credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

Acquisition of Clovervale.  On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”).  The acquisition of Clovervale is referred to herein as the “Acquisition of Clovervale”.  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $21.8 million and was subject to a post-closing working capital adjustment.  Subsequent to finalizing such adjustment, the net purchase price was $21.1 million.  Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).  See Note 8, “Financing Arrangements,” to the Company’s Consolidated Financial Statements for further discussion.  Pierre’s investment in Clovervale was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Prior to the Acquisition of Clovervale, Clovervale was a privately held company with operations in Amherst, Ohio and Easley, South Carolina. Clovervale manufactured and sold a variety of food items including individually proportioned entrees, vegetables, fruit, cobblers, peanut butter and jelly bars, sandwiches and cups, sherbets, apple sauce and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.  Subsequent to the Acquisition of Clovervale, the Company has been working to integrate the operations of Clovervale with those of Pierre.  Clovervale currently employs approximately 122 people and continues to have manufacturing facilities in Amherst, Ohio and Easley, South Carolina.  Clovervale primarily manufactures products for sale and distribution by Pierre.

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

The Acquisition of Clovervale was recorded under the purchase method of accounting.  The net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Clovervale.  The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change.  During the quarter ended September 1, 2007, the Company finalized its allocation of the purchase price.  The allocation of the net purchase price is as follows:

(in thousands)
Current assets	$5,131
Property, plant, and equipment	12,877
Non-current assets	17
Goodwill	6,032
Other intangibles	2,730
Debt and other liabilities assumed	(4,409)
Deferred tax liabilities	(1,244)
Net assets acquired	$21,134

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

Acquisition of Zartic.  On December 11, 2006, the Company acquired substantially all of the assets of Zartic, Inc. and its affiliated distribution company, Zar Tran, Inc., and certain real property and other assets used in the businesses (“Zartic”).  The acquisition of Zartic is referred to herein as the “Acquisition of Zartic”.  The preliminary aggregate purchase price was $94.0 million, plus the assumption of certain liabilities, which was paid in cash at the closing and is subject to certain post-closing adjustments.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $91.8 million and was subject to additional post-closing adjustments.  The Company finalized such adjustments during its fourth quarter fiscal 2008, the net purchase price was $91.7 million.  Pierre funded the Acquisition of Zartic through an amendment to its Credit Agreement (“Amendment No. 3”).  See Note 8, “Financing Arrangements,” to the Company’s Consolidated Financial Statements for additional information.  Pierre’s investment in Zartic was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Prior to the Acquisition of Zartic, Zartic was a privately held company that manufactured, sold, delivered, and distributed a variety of food items including packaged beef, poultry, pork, and veal products through its operations in Rome, Georgia, Cedartown, Georgia, and Hamilton, Alabama.  Subsequent to the Acquisition of Zartic, the Company has been working to integrate the operations of Zartic with those of Pierre.  As of March 1, 2008, Zartic employed approximately 788 people and has its main manufacturing facility in Rome, Georgia.  The Cedartown, Georgia manufacturing facility was closed February 8, 2008, however, the other facilities in Cedartown are currently used by Zar Tran, in addition to being used for storage of equipment.  The Hamilton, Alabama facility was destroyed in a fire on July 14, 2007.  Zartic primarily manufactures products for sale and distribution by Pierre.

In conjunction with the Acquisition of Zartic, the Company’s management performed valuations on the Zartic other intangible assets for financial reporting purposes.  Assets identified through this valuation process included customer relationships, non-compete agreements, and certain tradenames and trademarks.  Other fair value adjustments were made in conjunction with the Acquisition of Zartic, which primarily include adjustments to property, plant, and equipment, and inventory.

The Acquisition of Zartic was recorded under the purchase method of accounting.  The preliminary net purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Zartic.  The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change.  During the quarter ended March 1, 2008, the Company finalized its allocation of the net purchase price as follows:

(in thousands)
Current assets	$27,256
Property, plant, and equipment	29,809
Non-current assets	320
Goodwill	22,139
Other intangibles	27,700
Debt and other liabilities assumed	(15,558)
Net assets acquired	$91,666

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

Unaudited Pro Forma Results.  The following tables present unaudited pro forma information for fiscal 2007, as if the Acquisition of Clovervale and the Acquisition of Zartic had been completed at the beginning of fiscal 2007.

	Fiscal 2007	Fiscal 2007
	Actual	Pro Forma
	(in thousands)
Revenues	$487,843	$623,621

Net income (loss)	$1,800	$(13,207)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only, and are not necessarily indicative of the amounts that would have resulted if the Company had acquired Clovervale and Zartic at the beginning of such period.  Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, cost of goods sold, and income taxes.

Narrative Description of Business.  The Company’s product line consists of over 2,330 stock keeping units (“SKUs”).  Pierre manufactures its products in its five manufacturing facilities located throughout the mid-western and southeastern United States.  Pierre forms, portions, seasons, cooks, and freezes beef, poultry, and pork in its facilities located in Cincinnati, Ohio, and Rome, Georgia.  These frozen products are either shipped to customers or sent to one of the Company’s sandwich assembly and entree assembly facilities.  Pierre’s Claremont, North Carolina plant houses high-speed baking and sandwich assembly lines.  Pierre’s Amherst, Ohio and Easley, South Carolina plants also portion, assemble, and package a variety of sandwiches and meal components.  As a result of the Acquisition of Zartic, the Company operated manufacturing facilities in Hamilton, Alabama and Cedartown, Georgia.  However, during fiscal 2008, the Hamilton, Alabama facility was destroyed by a fire.  In addition, during fiscal 2008, the Company closed its manufacturing facility in Cedartown, Georgia.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this report for further discussion of the Hamilton, Alabama plant fire and the Cedartown, Georgia plant closing.

The Company’s Independent registered public accounting firm has included an explanatory paragraph in its opinion that accompanies the Company’s audited consolidated financial statements as of and for the year ended March 1, 2008, indicating that the Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. As of March 1, 2008, the Company is in default under its senior credit facility as a result of its failure, among other things, to satisfy the financial convenants of its Credit Agreement as of such date. These defaults entitle the lenders under the senior credit facility, among other things, to declare all amounts outstanding thereunder, together with accrued and unpaid interest, to be immediately due and payable. An acceleration under the senior credit facility would constitute an event of default under the indenture governing the Notes, entitling the indenture trustee or the holders of at least 25% of the Notes outstanding to declare all amounts owing under the Notes to also be immediately due and payable. In addition, the defaults under the Company’s senior credit facility creates a default under the Company’s interest rate swap agreement. On June 16, 2008, the Company voluntarily terminated its swap agreement.  As a result of the termination, approximately $4.0 million in net settlement payments will be due and payable on demand. The Company does not currently have cash available to satisfy these obligations if they were to be accelerated or terminated. The Company is currently exploring various strategic and restructuring alternatives, including a restructuring of its outstanding indebtedness. If the Company is unable to successfully restructure its indebtedness, it may be unable to continue as a going concern, which will be dependent, among other things, upon the Company’s ability to return to profitable operations in the future and to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.

The following table sets forth the Company’s net revenue and percent of revenue contributed during the past three fiscal years by its various product channels and classes.

	Net Revenues by Source (in millions)
	Fiscal 2008		Fiscal 2007		Fiscal 2006
		%		%		%
Food processing:
Fully-cooked protein products	$359.5	55.9	$263.2	54.0	$254.8	59.0
Ready-to-cook protein products	32.6	5.1	6.7	1.4	—	—
Sandwiches	204.9	31.8	195.5	40.1	168.4	39.0
Bakery products and other	46.3	7.2	22.4	4.5	8.4	2.0

Total food processing:	$643.3	100.0	$487.8	100.0	$431.6	100.0

Significant Customer.   Sales to CKE Restaurants, Inc. (“CKE”) accounted for approximately 11%, 14%, and 21% of the Company’s net sales in fiscal 2008, fiscal 2007, and fiscal 2006, respectively.  No other customer accounted for 10% or more of net sales during fiscal 2008, fiscal 2007, or fiscal 2006.

Sales, Marketing and New Product Development.   The Company’s team of sales and marketing professionals has significant experience in the Company’s markets for formed, pre-cooked and ready-to-cook protein products, hand-held convenience sandwiches, compartmentalized meals, fruit and vegetable cups, and bakery products.  The sales department is organized predominantly by sales channel.  In addition to its direct sales force, the Company utilizes a nationwide network of over 130 independent food brokers, all of whom are compensated primarily by payment of sales commissions.  The Company’s new product development department is organized by functional expertise areas with linkages to the sales channels.

The Company’s marketing strategy focuses on key growth in each of its sales channels, and includes distributor and consumer promotions, trade promotions, advertising, market research, product development, and participation in trade shows and exhibitions.  The Company participates in numerous conferences and is a member of more than 15 industry organizations.  Certain members of the Company’s management serve on the boards of a number of industry organizations, including the American Meat Institute, the School Nutrition Association, the American School Food Service Association, the American Commodity Distribution Association, and the National Association of Convenience Stores.

The Company is actively involved in all aspects of developing food solution systems to meet customers’ needs.  The Company’s marketing department works directly with each of the its sales divisions, brokers, and customers to define product and menu needs, assess market opportunities, and create and implement packaging, merchandising, and marketing strategies.  The Company’s ability to develop and implement innovative food solutions is an important aspect of the Company’s success.

The Company employs 14 food scientists and culinary experts in the product and process development department.  These employees primarily work in four of the Company’s five manufacturing facilities.  Ongoing food production research and development activities include development of new products, improvement of existing products, and refinement of food production processes.  These activities resulted in the launch of approximately 628 new SKUs in fiscal 2008.  Approximately 32% of the Company’s fiscal 2008 net revenues were derived from product SKUs developed during the last two fiscal years.  In both fiscal 2008 and fiscal 2007, the Company spent approximately $1.8 million on product development programs.  In fiscal 2006, the Company spent approximately $1.9 million on product development programs.

Raw Materials.   The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, peanut butter, and packaging supplies.   Meat proteins are generally purchased under seven day payment terms, with the exception of a few that require payment at the time the product is shipped.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  The Company attempts to manage raw material fluctuations through purchase orders, market-related pricing contracts, fixed-price contracts, and by passing on such cost increases to customers.

The Company purchases all of its raw materials from outside sources.  The Company does not depend on a single source for any significant item except for, as requested by a customer, the utilization of a single source raw material supplier for production specific to that customer.  The single source supplier allows for consistent supply and competitive pricing for the Company.  The Company believes that its sources of supply for raw materials are adequate for its present needs.  However, as a result of the Company’s financial situation, vendors and suppliers may terminate their relationship with the Company or tighten credit.

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

Seasonality.   The Company experiences seasonal fluctuations in sales and operating results as a result of sales to school districts.  Sales to school districts decline significantly during summer, late November, and December.  During fiscal 2008, fiscal 2007, and fiscal 2006, schools represented approximately 25%, 24%, and 20%, respectively, of the Company’s net revenues.

Competition.   The food manufacturing business is highly competitive and is often affected by changes in tastes and eating habits of the public, economic conditions affecting the public’s spending habits, and other demographic factors.  The Company competes with manufacturers and distributors of value-added meat products, compartmentalized meal, and packaged sandwich suppliers.  The Company faces competition from a variety of meat processing companies in sales of its protein products, including Advance Food Company, Tyson, JTM Food Group, King’s Command Foods, Inc., Don Lee Farms, and from smaller local and regional operations.  The sandwich industry is extremely fragmented and has few large direct competitors, however, indirect competition in the form of numerous other products exists.  Pierre’s competitors in the sandwich industry include Sara Lee/Jimmy Dean Foods, Bridgford Foods Corp., Deli Express, and Landshire.  In sales of biscuit and yeast roll products, the Company competes with a number of large bakeries in various parts of the country. The Company’s current financial situation and its resulting uncertainty could adversely affect its ability to compete effectively in the marketplace.

Government Regulation.  The food production industry is subject to extensive federal, state, and local regulations.  The Company’s food processing facilities and food products are subject to frequent inspection by the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), and various state and local health and agricultural agencies.  Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food, its serving size and allergen labeling, as well as rules that protect against contamination of products by food-borne pathogens and sanitation requirements.  Many jurisdictions also require that food manufacturers adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes.  The changing political climates along with outside pressures from a variety of special interest groups appear to have lawmakers questioning the current governmental agency’s effectiveness and structure with respect to food and food processing regulation.  In addition, the animal handling, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation.  The Company believes that it is in substantial compliance with such applicable laws and regulations and the Company is not aware of any pending changes in such laws and regulations that are likely to have a material impact on the Company’s operations.

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

As described in Note 19 – “Legal Proceedings,” to the Company’s Consolidated Financial Statements, the Hamilton County Department of Environmental Services (“HCDOES”) determined that in order for the Company to be compliant with emissions requirements in its Cincinnati, Ohio facility, the Company must install additional control equipment.  On August 31, 2007, the Company finalized a $125,000 settlement with the Ohio EPA to resolve the alleged non-compliance with air pollution laws without any admission of liability.  In addition, as of March 1, 2008, the Company has installed and spent approximately $1.8 million for emissions control equipment to comply with relevant laws.  Furthermore, the Company has and is cooperating with authorities in all aspects of these matters.

The Company applied for modified permits to install (“PTIs”) on August 14, 2007 for the emission sources at the plant and also submitted a PTI application on September 20, 2007, for process water heaters at the plant to come into compliance with applicable regulatory requirements.  These PTI applications are currently being reviewed and processed by HCDOES.  In connection with the PTI applications review, HCDOES requested on October 5, 2007 that the Company assess fugitive emissions from its cooking operations and provide that assessment to the agency.  The Company’s environmental consultant conducted a fugitive emissions assessment and has re-submitted its PTI applications to HCDOES, which is currently processing those applications.

On August 16, 2006, the Company purchased Clovervale pursuant to a Share and Asset Purchase Agreement (the “Clovervale Agreement”). The Clovervale Agreement included certain indemnities granted by the selling shareholder to the Company, including an indemnity for environmental non-compliance that was not disclosed by the selling shareholder in the Clovervale Agreement. On July 24, 2007, the Company received notification from the City of Amherst Building and Utilities Department that the Company’s Clovervale facility, which was acquired as part of the Acquisition of Clovervale, was in violation of the city’s ordinance for high strength oil and grease discharges.  The City of Amherst requested that the Company meet with the City and comply with wastewater discharge requirements.  The Company’s environmental consultant is assessing compliance with the City of Amherst wastewater discharge requirements and although the extent of noncompliance and possible costs to comply are unknown at this point, the Company has made a claim for indemnity with the selling shareholder under the Clovervale Agreement.

The Company’s operations are subject to licensing and regulation by a number of governmental authorities, which include, among others, health, safety, sanitation, building, and fire agencies.  The Company is subject to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements.  Operating costs are affected by increases in costs of providing health care benefits, the minimum hourly wage, unemployment tax rates, sales taxes, and other similar matters over which the Company may have no control.

Employees.  As of March 1, 2008, the Company employed approximately 2,629 persons.  The Company’s employees are non-unionized.  The Company has experienced no work stoppage attributable to labor disputes, and considers employee relations to be good.

Financial Information About Geographic Areas.  Substantially all revenues and long-lived assets of the Company are derived from and reside in the United States.  Less than 2% of the Company’s sales revenues are derived from outside the United States and are primarily from sales to Canada.

Item 1A.    Risk Factors

The Company is currently in default under its senior credit agreement and therefore may not have access to financing necessary to support its business and to satisfy its obligations as they come due.  The Company is currently in default under its senior credit facility as a result of its failure, among other things, to satisfy the financial covenants of its Credit Agreement as of March 1, 2008.  These defaults entitle the lenders under the senior credit facility, among other things, to receive default interest and to declare all amounts outstanding thereunder, together with accrued and unpaid interest, to be immediately due and payable.  In addition, as a result of these defaults, the Company is currently prohibited from borrowing under its revolving credit facility.  As of March 1, 2008, the Company had $11.6 million of cash and cash equivalents on hand.  On July 15, 2008, the Company is required to make an interest payment on the Notes of $6.2 million, and unless the Company can restructure its existing senior indebtedness or secure additional financing prior to that time, the Company may not have sufficient liquidity to make that payment and thereafter continue to satisfy its liquidity and working capital requirements.  In light of current market conditions for debt financing, the Company’s current financial condition and the Company’s lack of significant unencumbered assets, it is possible that the Company will be unable to secure additional financing and/or restructure its current indebtedness.  If the Company is unable to secure additional financing or restructure its current indebtedness, it may be required to file for bankruptcy protection.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company is currently in default under its senior credit agreement, and if the Company is unable to amend the terms of or to restructure or refinance its current outstanding indebtedness, the Company may not be able to continue as a going concern.  The Company’s independent registered public accounting firm has included an explanatory paragraph in its opinion that accompanies the Company’s audited consolidated financial statements as of and for the year ended March 1, 2008, indicating that the Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in default under its senior credit facility as a result of its failure, among other things, to satisfy the financial covenants of its Credit Agreement as of March 1, 2008.  These defaults entitle the lenders under the senior credit facility, among other things, to declare all amounts outstanding thereunder, together with accrued and unpaid interest, to be immediately due and payable.  An acceleration under the senior credit facility would constitute an event of default under the indenture governing the Notes, entitling the indenture trustee or the holders of at least 25% of the Notes outstanding to declare all amounts owing under the Notes to also be immediately due and payable.  In addition, the defaults under the Company’s senior credit facility creates a default under the Company’s interest rate swap agreement. On June 16, 2008, the Company voluntarily terminated the swap agreement. As a result of early termination, approximately $4.0 million in net settlement payments are due and payable upon demand.  The Company does not currently have cash available to satisfy these obligations if they were to be accelerated or terminated.  The Company is currently exploring various strategic and restructuring alternatives, including a restructuring of its outstanding indebtedness.  If the Company is unable to successfully restructure its indebtedness, it may be unable to continue as a going concern, which will be dependent, among other things, upon the Company’s ability to return to profitable operations in the future and to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Failure to continue as a going concern may cause the Company to be unable to realize its assets and discharge its liabilities in the normal course of business and could cause investors to suffer the loss of all or a substantial portion of their investment in the Company.

The Company’s current financial condition has adversely affected its business operations and its business prospects.  The Company’s current financial condition and its resulting uncertainty have been disruptive to the business.  Management of the Company has devoted substantial time and attention to addressing the situation, thereby reducing its focus on operating the business.  In addition, the Company’s current financial condition and its resulting uncertainty may also cause employee attrition, vendors and suppliers to terminate their relationship with the Company or to tighten credit; and could result in the loss of existing customers or the Company’s inability to attract new customers.  Any of these developments could have a material adverse effect on the Company’s business, operating results, financial condition and liquidity.

The Company’s ability to service its debt and meet its cash requirements depends on many factors, some of which are beyond its control. These factors could have a material adverse affect on the Company’s business, financial condition and results of operations.  The Company’s ability to satisfy its obligations in the future will depend on future operating performance and financial results, which will be subject, in part, to factors beyond the Company’s control, including interest rates and general economic, financial, and business conditions.  If the Company is unable to generate sufficient cash flow, it may be required to refinance its current debt, enter into an amendment to its Credit Agreement, or redirect a substantial portion of its cash flow to debt service, which as a result, might not be available for its operations or other purposes, sell some of its assets or operations, reduce or delay capital expenditures, revise or delay its operations or strategic plans.  If the Company is required to take any of these actions, it could have a material adverse effect on its business, financial condition and results of operations.  In addition, the Company cannot guarantee it would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements, or that these actions would be permitted under the terms of its Notes or Credit Agreement.

Any material changes to, cutbacks in, or termination of the USDA’s Commodity Program could have a material adverse effect on the Company’s sales to schools and the Company’s financial condition.    A substantial portion of the products that the Company sells to schools use commodities provided to the schools through the USDA’s Commodity Program.  These programs provide food and nutrition assistance to certain eligible institutions.  The programs are designed to assist farmers in order to maintain stable commodity prices and to provide nutritious foods to children.  The Company produces many of its pre-cooked and ready-to-cook proteins using commodities provided by customers through this program, which it converts to finished products and sells to its customers.  If this program were terminated or significantly curtailed due to budgetary constraints, or if the program were changed in a way that neutralizes what the Company believes is its competitive advantage in complying with program guidelines, the Company may be unable to continue to sell these products to schools at current volumes.  In addition, the Company provided a letter of credit in the amount of $5.7 million in fiscal 2008 to its insurance carrier for the underwriting of certain performance bonds.  If the Company is unable to renew or obtain a new letter of credit provided to its insurance carrier for the underwriting of the performance bonds required by this program, the Company may be ineligible to participate in this program.  A material change to, cutback in, or termination of the USDA’s Commodity Program, or the Company’s failure to meet the program requirements, could have an adverse effect on the Company’s financial condition and operating results.

In addition, in order to participate in the USDA’s Commodity Reprocessing Program, the Company must provide, on or prior to July 1, 2008, a letter of credit to secure a performance bond required by the USDA.  Due to the Company’s current financial condition, the Company may be required to fund all or a substantial portion of the required letter of credit.  If the Company does not have the ability to fund or cannot otherwise provide the required letter of credit, the Company will be unable to participate in the USDA’s Commodity Reprocessing Program, which will have a material adverse effect on the Company’s financial condition and operating results

Restrictive covenants in the Company’s debt instruments restrict or prohibit the Company’s ability to engage in or enter into a variety of transactions, which could adversely affect the Company.    The indenture governing the Company’s Notes and the Company’s Credit Agreement contain various restrictive covenants that limit the Company’s discretion in operating its business.  In particular, those agreements limit the Company’s ability to, among other things:

•                  incur additional indebtedness;

•                  make certain investments or acquisitions;

•                  create liens on its assets to secure additional debt;

•                  enter into commodity hedging or similar agreements;

•                  engage in certain transactions with affiliates;

•                  merge, consolidate or transfer substantially all of its assets; and

•                  transfer and sell assets.

These covenants could have a material adverse effect on the Company’s business by limiting its ability to take advantage of financing, merger and acquisition or other corporate opportunities to fund its operations.  Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the Notes and the Company’s credit facility.

The Company is subject to ongoing financial covenants under its Credit Agreement, and the Company is not in compliance with those covenants as of March 1, 2008.  As a result, the lenders under such facility may accelerate the Company’s borrowings.  If the Company is unable to enter into an amendment or waiver of such financial covenants, it will be unable to borrow additional amounts and may be forced to declare bankruptcy.  Effective June 30, 2004, the Company obtained a $190 million credit facility, which subsequently increased in order to finance two acquisitions made by the Company.   In addition, funds available under this facility are available for working capital requirements, permitted investments and general corporate purposes.  All of the Company’s indebtedness under the Credit Agreement is secured by a first-priority security interest in substantially all of the Company’s assets.  As of March 1, 2008, the Company’s borrowings under this credit facility totaled $241.0 million.

As of September 1, 2007, the Company was in default under the consolidated leverage ratio covenant in its Credit Agreement.  Effective October 10, 2007, the Company obtained a waiver of such default from the required lenders and entered into an amendment to the Credit Agreement, which amended, among other things, the financial covenants in the Credit Agreement and increased the applicable interest rates for term loans and the revolving credit facility.  As of March 1, 2008, the Company was in default under the financial covenants in its Credit Agreement.  Failure to meet these covenants allows the lenders under Credit Agreement to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.  An acceleration under the Company’s credit facility would trigger a cross-default in the indenture governing its Notes, thereby allowing its bondholders to accelerate the repayment of all amounts outstanding on the Notes.  On June 2, 2008, the Company received notice from its senior lenders that the default rate of interest under the senior credit facility will be charged as of February 29, 2008.  In addition, the default prohibits the Company from renewing or obtaining new letters of credit, which are required to operate the business, including to secure a performance bond required by the USDA under its Commodity Program.  The default also causes a cross-default under the Company’s interest rate swap agreements.  The Company is actively evaluating various strategic and restructuring alternatives.  The default of the Company under its Credit Agreement could have a material adverse effect to the Company’s results of operations and financial position.

Changes in the Company’s credit ratings may have a negative impact on the Company’s financing cost, the availability of capital, and the interest rate the Company pays on borrowings on its credit facility.  Some of the Company’s debt is rated by Standard & Poor’s and Moody’s, and there are a number of factors beyond the control of the Company with respect to such ratings.  A downgrade in such ratings could increase the Company’s cost of capital should the Company refinance all or a portion of its debt, or attempt to obtain additional financing in the future.  In addition, a downgrade could increase the interest rate the Company pays on borrowings under its credit facility.  The recent downgrade of the Company’s rating has resulted in a termination of the Company’s credit card program for employees of the Company.  An increase in the Company’s cost of capital could adversely affect the Company’s results of operations and financial position.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect the Company’s reported results of operations or financial position.  Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to the Company’s business, such as revenue recognition, asset impairment, inventories, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change the Company’s reported or expected financial performance or financial position.

If the Company’s management determines that its goodwill or other intangible assets are impaired, the Company may be required to write off part or all of such assets, which would adversely affect its financial position and results of operations.    The Company has goodwill and other intangible assets of approximately $112.1 million and $357.8 million as of March 1, 2008 and March 3, 2007, respectively, which constituted approximately 32% and 60%, respectively, of its total assets.  The amount of goodwill and other intangible assets as of March 1, 2008 reflects impairment charges taken by the Company in the current year as a result of its periodic evaluation of goodwill and other intangible assets.  Such impairment charges included a total of $172.1 million and $47.3 million for goodwill and other intangible assets, respectively.  In addition, the Company also took impairment charges of approximately $3.0 million related to formulas developed for a customer that the Company classifies as other non-current assets.  The Company will continue to periodically evaluate goodwill and other intangible assets for impairment.  Any future determination requiring the write off of a significant portion of the Company’s goodwill or other intangible assets could adversely affect the Company’s results of operations and financial position.

Increases in the price of raw materials, particularly beef, chicken, pork, and cheese, or increases in the cost of manufacturing, distribution, and other costs, could reduce the Company’s operating margins if the Company is unable to offset such increasing costs by increasing prices to its customers.  The Company’s food processing operations require the use of raw materials, labor, energy, fuel, and other inputs related to the production and distribution of its food products.  The primary raw materials used in the Company’s food processing operations are boneless beef, chicken, and pork, flour, yeast, seasonings, cheese, breading, soy proteins, peanut butter, and packaging supplies.   Meat proteins are generally purchased under seven day payment terms, with the exception of a few that require payment at the time the product is shipped.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  During fiscal 2008, the weighted average prices the Company paid for beef, chicken, pork, and cheese increased by approximately 1.5%, 24.6%, 7.4%, and 37.1%, respectively, over the weighted average prices the Company paid for these raw materials during fiscal 2007.  While historically the Company has attempted to manage such fluctuations through purchase orders, market-related pricing contracts, fixed-price contracts, and by passing on such cost increases to customers, the Company has not always been successful and may be unable to protect itself from future increases in the prices of raw materials on a timely basis, or at all.  In addition, some of the Company’s customers purchase products based on bid contracts with set prices, which would prevent the Company from recovering any raw materials price increases from these customers during the life of those contracts.  If prices for beef, chicken, pork, and cheese were to increase significantly without a commensurate increase in the price for processed food products, the Company’s financial condition and operating results could be adversely affected.

If the Company’s products become contaminated or are mislabeled, the Company may be subject to product liability claims, product recalls, and increased scrutiny by regulators, any of which could adversely affect the Company and its business.    Beef, chicken, and pork products are vulnerable to contamination by organisms producing food-borne illnesses.  These organisms are generally found in the environment, and, as a result, there is a risk that as a result of food processing, they could be found in the Company’s products.  For example, E. coli is one of many food-borne pathogens commonly associated with beef products.  In addition, certain of the Company’s products contain wheat gluten, which has potential contamination risks.  If contaminated products are shipped for distribution, illness and death could result if the pathogens are not eliminated by processing at the foodservice or consumer level.  The risk can be controlled, but not eliminated, by use of good manufacturing practices and finished product testing.  Also, products purchased from others for re-packing or distribution may contain contaminants that the Company is unable to identify.  The Company may also encounter the same risks if a third party tampers with its products or if its products are inadvertently mislabeled.  Shipment of adulterated products, even if inadvertent, is a violation of law and may lead to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies, any of which could have a material adverse effect on the Company’s reputation, business, prospects, results of operations, and financial condition.

The Company’s insurance and indemnification agreements may be inadequate to cover all the liabilities the Company may incur and could have an adverse effect on the Company and its business.  The Company faces the risk of exposure to product liability claims and adverse public relations in the event that the consumption of its products causes injury or illness.  If a product liability claim is successful, the Company’s insurance may not be adequate to cover all liabilities it may incur, including harm to its reputation, and the Company may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all.  The Company generally seeks contractual indemnification and insurance coverage from its suppliers, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party and its insurance carriers, if any, as well as the insured limits of any insurance provided by those suppliers.  If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on its reputation, business, prospects, financial condition, and operating results.

A decline in meat consumption, or in the consumption of processed food products or the Company’s failure to identify or react to changing demand for its products, would have a material adverse effect on the Company’s business, financial condition, and operating results.  Adverse publicity relating to health concerns and the nutritional value of meat and meat products or individual states implementing nutrition guidelines limiting the degree to which the Company can sell its products could adversely affect demand for the Company’s products.  In addition, as substantially all of the Company’s operations consist of the production and distribution of processed food products, a change in consumer preferences relating to processed food products or in consumer perceptions regarding the nutritional value of processed food products could significantly reduce the Company’s sales volume.  A reduction in demand for the Company’s products caused by these factors would have a material adverse effect on the Company’s business, financial condition, and operating results.

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

Outbreaks of disease among cattle, chicken or pigs could significantly reduce demand for the Company’s products and restrict its ability to produce meat and sandwich products, adversely affecting its sales volume and financial condition.    An outbreak of disease affecting livestock, such as bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or BSE), foot-and-mouth disease, Asian bird flu, or most recently, the contamination of wheat gluten, could result in reductions in demand and restrictions on sales of products to the Company’s customers or purchases of meat and poultry products from its suppliers.  Health concerns about BSE in particular have had an adverse impact on the livestock industry and on sales of beef products in Europe, South America and Japan in past years, which, in turn, could have an adverse impact on the Company’s financial condition and results of operations.

The categories of the food industry in which the Company operates are highly competitive, and the Company’s inability to compete successfully could adversely affect its business, results of operations, and financial condition.  Competition in each of the categories of the food industry in which the Company operates is intense.  The Company’s formed, pre-cooked and ready-to-cook protein products compete with the products of several meat processors, which include Advance Food Company, Tyson, JTM Food Group, King’s Command Foods, Inc., and Don Lee Farms, in addition to competing with smaller local and regional producers.  The market for hand-held convenience sandwiches has low barriers to entry and is extremely fragmented, with several direct competitors, including Sara Lee/Jimmy Dean Foods, Bridgford Foods Corp., Deli Express, and Landshire, and indirect competition from a variety of substitute products.  Many of the Company’s competitors in each of these categories have substantially greater financial resources, name recognition, research and development, marketing, and human resources.  In addition, if any of the Company’s competitors develop new or enhanced products that are superior to the Company’s products, or market and sell their products more successfully than the Company, the Company may be unable to compete successfully with any or all of these companies.  Increased competition for any of the Company’s products could result in price reductions, reduced margins or loss of market share, any of which could negatively affect the Company’s business, results of operations, and financial condition.

The Company’s top ten customers have historically accounted for a significant portion of its net revenues and its largest customer accounted for approximately 11% of net revenues for fiscal 2008.  The Company’s top ten customers accounted for approximately 46% and 51% of its net revenues in fiscal 2008 and fiscal 2007, respectively.  In particular, the Company’s largest customer accounted for approximately 11% and 14% of net revenues in fiscal 2008 and fiscal 2007, respectively.  If, for any reason, one of the Company’s key customers were to purchase significantly less of the Company’s products in the future or were to terminate purchases from the Company, or if for any reason the Company was unable to renew an existing contract with a key customer on favorable terms, or at all, and the Company was not able to sell its products to new customers at comparable or greater levels, its business, financial condition, and operating results would suffer.

The consolidation of and market strength among the Company’s retail and foodservice customers may put pressure on its operating margins.  In recent years, the trend among the Company’s retail and foodservice customers, such as warehouse clubs and foodservice distributors, has been toward consolidation.  In addition, the Company’s customers include one of the five largest quick-service hamburger restaurant chains in the United States.  These factors have resulted in increased negotiating strength among many of the Company’s customers, which has and may continue to allow them to exert pressure on the Company with respect to pricing terms, product quality, and the introduction of new products.  To the extent the Company’s customer base continues to consolidate, competition for the business of fewer customers may intensify.  If the Company cannot continue to negotiate favorable contracts, whether upon renewal or otherwise, with these customers, implement appropriate pricing and introduce new product offerings acceptable to its customers, or if the Company loses its existing large customers, its profitability could decrease.

Significant increases in the cost of distribution would have an adverse effect on the Company’s financial condition and operating results.  The Company’s distribution costs include fuel for transportation and electricity for cold storage.  Significant increases in these distribution costs would adversely affect the Company’s financial condition and operating results.  In addition to Zar Tran, the Company uses a core group of contract carriers that have established rates based on mileage to regions or destination states.  A fuel surcharge addendum is a component of all rates to offset the fluctuating price of diesel fuel, primarily to limit the contract carrier’s exposure.  These fuel surcharges have risen in past years and remain at a historic high.  If these surcharges continue to rise, or if the Company is unable to pass increased distribution costs on to its customers in the form of higher prices for our products, its financial condition and operating results would suffer.

The Company uses commercial cold storage vendors to store finished goods.  A major component of cold storage operations expense is electricity cost.  Although the Company tries to minimize storage costs, any significant increase in electricity rates for the vendor are passed along in the form of higher storage rates.  If the Company’s storage rates increase significantly, it may be unable to pass thesecosts on to its customers, which would have an adverse effect on its financial condition and operating results.

The Company may not properly execute, or realize anticipated cost savings or benefits from, its SKU rationalization initiative, its inventory reduction initiative, its production cost containment initiatives, or any other ongoing initiatives.  If the Company fails to implement such initiatives, anticipated cost savings and benefits would not be realized, which could adversely affect the Company’s financial condition and operating results.  The Company’s success is partly dependent upon properly executing, and realizing cost savings or other benefits from, its stock keeping unit (“SKU”) rationalization initiative, its inventory reduction initiative, its production cost containment initiative, and other ongoing initiatives.  These initiatives are primarily designed to make the Company more efficient in the manufacturing and distribution of its products, which is necessary in the Company’s highly competitive industry.  If the Company fails to implement its initiatives, anticipated cost savings and benefits from such initiatives would be significantly reduced and it could adversely affect the Company’s financial condition and operating results.

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

The Company is subject to extensive governmental regulations, which require significant compliance expenditures and the Company’s failure to comply with such regulations could adversely affect the Company’s financial condition and results of operations.    The Company is subject to extensive federal, state and local regulations.   Its food processing facilities and food products are subject to frequent inspection by the USDA, FDA, and various state, and local health and agricultural agencies.  Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens.  Many jurisdictions also require that food processors adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes.  Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation.  In addition, the Company’s production and distribution facilities are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health.  Failure to comply with all applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Furthermore, compliance with current or future laws or regulations could require the Company to make material expenditures or otherwise adversely affect the way the Company operates its business, financial condition and operating results.

Compliance with environmental regulations may result in significant costs and the Company’s failure to comply with environmental regulations may result in civil as well as criminal penalties and liability for damages.    The Company’s operations are subject to extensive and increasingly stringent regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes.  Failure to comply with these regulations can have serious consequences for the Company, including criminal as well as civil and administrative penalties and negative publicity.  The Company has incurred, and could incur in the future, significant capital and operating expenditures to avoid violations of these laws and regulations.  Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require the Company to incur significant additional costs.

Labor disruptions or increased labor costs could adversely affect the Company’s business.  As of March 1, 2008, the Company had approximately 2,629 employees.  The Company considers its relations with its employees to be good.  However, the Company could experience a material labor disruption or significantly increased labor costs at one or more of its facilities in the future, which would have a material adverse effect on its business, financial condition and operating results.

The Company sells a large percentage of its products to schools, which subjects its sales volumes and, thus, its operating results, to seasonal variations.    The Company’s quarterly operating results are affected by the seasonal fluctuations of its sales and operating profits.  The Company derived approximately 25% and 24% of its net revenues in fiscal 2008 and fiscal 2007, respectively, from sales to schools.  Since schools comprise a significant portion of the Company’s customer base, sales of its products tend to be lower during the summer months, late November, and December.  These lower sales volumes negatively impact its operating profits and increase working capital requirements during the corresponding quarters of each fiscal year.

The Company produces its ready-to-cook and pre-cooked protein products, compartmentalized meals, hand-held convenience sandwiches, and specialty bread products in its five manufacturing and processing facilities.   A material disruption at one of these plants or an increase in demand causing inability to meet customer demands could seriously harm the Company’s financial condition and operating results.    A material disruption at any of the Company’s manufacturing and processing facilities could be caused by a number of different events, including:

•                  maintenance outages;

•                  prolonged power failures;

•                  equipment failure;

•                  chemical spill or release;

•                  fires, floods, earthquakes or other natural disasters; or

•                  other operational problems.

Any material malfunction or prolonged disruption in the operations at any of its facilities could prevent the Company from fulfilling orders to existing customers, and would limit its ability to sell products to new customers.  Any material malfunction or prolonged disruption at one of the Company’s manufacturing facilities, or a significant increase in customer demands, could result in the Company’s inability to meet manufacturing requirements.  Any of these events could adversely affect the Company’s business, financial condition and operating results.

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

Acquisitions by the Company and the integration of such businesses acquired by the Company could impair the Company’s business, financial condition, and operating results.  The Company made two significant acquisitions during fiscal 2007.  Although the Company has procedures in place to conduct due diligence reviews of potential acquisition candidates, there is no assurance that such procedures will detect all potential problems.  Acquisitions involve inherent uncertainties including the ability to identify suitable acquisition candidates and negotiate acceptable terms for the acquisition, the ability to integrate the acquired businesses into a larger organization, and the availability of management resources to oversee the operations of the businesses.  Successful integration requires the consolidation of financial functions and synergies, the integration of key personnel, and the maintenance and growth of the existing business.  The Company has experienced difficulty in fiscal 2008 and fiscal 2007 integrating such acquisitions, and if the Company is unable to successfully complete such integrations, it could adversely affect the Company’s business, financial condition and operating results.

The Company is exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002, and the Company’s evaluation of its internal controls only provides reasonable assurances.  The Company’s management has evaluated and tested the Company’s internal controls in order to allow management to report on such internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  The Company has incurred, and expects to continue to incur, significant expenses and a diversion of management’s time to meet the requirements of Section 404.  If the Company is not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, it would be required to disclose material weaknesses, if any, if they develop or are uncovered and the Company may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission (the “SEC”).  Any such action could negatively impact the perception of the Company.  In addition, the Company’s internal controls may not prevent or detect all errors and fraud.  A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

Although the Company was not required to include in this annual report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, the Company was required to conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this evaluation, management identified a material weakness in its internal controls over financial reporting, however, remedial actions are expected to result in correcting the weakness.  See Item 9A(T), “Controls and Procedures,” herein for further discussion.

Item 1B.    Unresolved Staff Comments

Not Applicable.

Item 2.    Properties

The Company’s corporate headquarters is located in a facility it owns in Cincinnati, Ohio.  In addition to the administrative offices located at the Company’s headquarters, the Company utilizes office space in its other manufacturing and processing facilities. The Company produces its ready-to-cook and fully-cooked protein products, compartmentalized meals, hand-held convenience sandwiches, and specialty bread products in its five manufacturing and processing facilities.  Set forth below is certain information relating to Pierre’s principal operating facilities (including these five manufacturing and processing facilities), all of which are owned by the Company.

Location	Square Feet	Description
Cincinnati, Ohio	26,427	Corporate Headquarters, Administrative Offices
Cincinnati, Ohio	197,545	Manufacturing
Claremont, North Carolina	150,000	Manufacturing
Amherst, Ohio	115,689	Manufacturing/Administrative Offices
Easley, South Carolina	61,277	Manufacturing/Warehouse
Cedartown, Georgia	124,674	Manufacturing (1)
Cedartown, Georgia	58,444	Manufacturing/Administrative Offices (1)
Cedartown, Georgia	10,920	Depot/Administrative Offices (1)
Rome, Georgia	166,836	Manufacturing
Rome, Georgia	28,226	Administrative Offices (2)
Rome, Georgia	40,084	Laboratory/Administrative Offices
Hamilton, Alabama	11,900	Manufacturing (3)

(1)   Acquired as part of the Acquisition of Zartic, however, as disclosed by the Company in a Current Report on Form 8-K filed with the SEC on February 8, 2008, the Company closed one of its manufacturing facilities in Cedartown, Georgia effective February 8, 2008.  The Company has recorded impairment charges of approximately $6.9 million for this facility during fiscal 2008.  The other facilities in Cedartown, Georgia are being used by Zar Tran and for storage of equipment.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this report for further discussion.

(2)   Acquired as part of the Acquisition of Zartic, however, subsequent to such acquisition, functions previously performed in these offices were moved to the Company’s corporate offices in Cincinnati, Ohio or to one of its other manufacturing facilities.  As a result, the Company classified this administrative office Building and certain Furniture and Fixtures located within such facility as assets held for sale as of March 1, 2008.  Effective May 12, 2008, the administrative office building, and the furniture and fixtures located in this office building located in Rome, Georgia were sold.  Under a temporary occupancy letter agreement, the Company has the right to occupy portions of the building through August 10, 2008 at no charge except for the utility expenses.  See Note 6, “Assets Held for Sale”, to the Company’s Consolidated Financial Statements for discussion.

(3)   Acquired as part of the Acquisition of Zartic.  However, subsequent to the Acquisition of Zartic, as previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 2, 2007, on July 14, 2007, this manufacturing facility was destroyed by a fire.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this report for further discussion.

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

Item 3.    Legal Proceedings

On March 20, 2006, Hamilton County Department of Environmental Services (“HCDOES”) sent a Notice of Violation (“NOV”) to the Company alleging that the Company’s Cincinnati, Ohio facility violated its permit limits for particulate matter (“PM”) from certain cooking operations and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another NOV to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.

On May 21, 2007, the Director of the Ohio EPA invited the Company to enter into consent findings and orders with the Ohio EPA, in lieu of referral to the Ohio Attorney General’s Office and the filing of an enforcement action in court.  On August 31, 2007, the Company settled claims with Ohio EPA for $125,000, without any admission of liability.  In response to the NOVs, the Company has purchased and installed emissions control equipment costing approximately $1.8 million to comply with relevant laws.

The Company is cooperating with authorities in all aspects of these matters.  The Company applied for modified permits to install (“PTIs”) on August 14, 2007 for the emission sources at the plant and also submitted a PTI application on September 20, 2007, for process water heaters at the plant to come into compliance with applicable regulatory requirements.  These PTI applications are currently being reviewed and processed by HCDOES.  In connection with the PTI applications review, HCDOES requested on October 5, 2007 that the Company assess fugitive emissions from its cooking operations and provide that assessment to the agency.  The Company’s environmental consultant conducted a fugitive emissions assessment and has re-submitted its PTI applications to HCDOES, which is currently processing those applications.

On August 16, 2006, the Company purchased the stock of Clovervale through a Share and Asset Purchase Agreement (“Clovervale Agreement”).  The Clovervale Agreement included certain indemnities granted by the selling shareholder to the Company, including an indemnity for environmental non-compliance that was not disclosed by the selling shareholder in the Clovervale Agreement.  On July 24, 2007, the Company received notification from the City of Amherst Building and Utilities Department that the Company’s Clovervale facility, which was acquired as part of the Acquisition of Clovervale, was in violation of the city’s ordinance for high strength oil and grease discharges.  The City of Amherst requested that the Company meet with the City and comply with wastewater discharge requirements.  The Company’s environmental consultant is assessing compliance with the City of Amherst wastewater discharge requirements and although the extent of noncompliance and possible costs to comply are unknown at this point, the Company has made a claim for indemnity with the selling shareholder under the Clovervale Agreement ..

Zartic, LLC and Pierre Foods, Inc. have recently received grand jury subpoenas requesting production of documents relating to sales to certain prime vendors to the U.S. Department of Defense.  Zartic, LLC and Pierre Foods, Inc. are in the process of responding to the subpoenas and the Company is incurring legal fees and expenses as a result. Although the Company has not been advised that it is a target of the investigation, because the grand jury’s investigation is not complete, it is not now possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss that may result from the investigation.

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

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since the Company’s going-private transaction on July 26, 2002, the Company has been a wholly-owned subsidiary of PFMI; accordingly, there is no public trading market for the Company’s common stock.  The Company did not declare a cash dividend during fiscal 2008, fiscal 2007, or fiscal 2006.  The Company’s debt instruments restrict its ability to pay dividends.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this report and Note 8 – “Financing Arrangements,” to the Company’s Consolidated Financial Statements.  Regardless of the scope of such restrictions, the Company’s policy is to reinvest any earnings rather than pay dividends.

The Company has no compensation plans or individual arrangements under which equity securities of the Company are authorized for issuance; however, Holding, the sole stockholder of PFMI, implemented a stock option plan in fiscal 2005 pursuant to which options to purchase shares of common stock of Holding may be issued to officers, employees and consultants of the Company.

The following table sets forth the number of shares of common stock of Holding subject to options granted pursuant to Holding’s option plan and shares of restricted stock available for issuance under the Holdings restricted stock plan, which are the only outstanding equity compensation plans relating to the Company.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b) (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security-Holders	91,628	$10.00	72,150

Equity Compensation Plans Not Approved by Security-Holders	—	N/A	183,500	(2)

TOTAL	91,628	$10.00	255,650

(1)           All outstanding options have an exercise price of $10.00 per share.

(2)           Shares available for future issuance under the restricted stock plan adopted by the Board of Directors of Holding effective January 10, 2008.

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

				Successor(2)	Predecessor(2)
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2005	Fiscal 2004
	(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues, net	$643,270	$487,843	$431,633	$294,867	$115,549	$358,549
Cost of goods sold	497,214	344,164	309,274	217,323	87,025	254,235
Selling, general, and administrative expenses	126,379	85,404	67,839	39,826	26,447	79,982
Impairment of goodwill, other intangible assets, and other non-current assets	222,377	—	—	—	—	—
Impairment of fixed assets	6,925	—	—	—	—	—
(Gain) loss on disposition of property, plant, and equipment, net	402	(2)	6	5	340	11
Depreciation and amortization	36,560	30,368	30,638	23,170	1,545	4,605
Operating income (loss)	(246,587)	27,908	23,876	14,543	192	19,716
Interest expense	(42,256)	(25,377)	(22,331)	(19,493)	(6,538)	(16,979)
Other income	490	115	152	24	2	—
Income tax benefit (provision)	46,748	(846)	465	597	2,080	(1,303)
Net income (loss)	(241,605)	1,800	2,162	(4,329)	(4,264)	1,434

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:

Net income (loss)	$(2,416.05)	$18.00	$21.62	$(43.29)	$(42.64)	$14.34

OTHER DATA:
Capital expenditures	$7,772	$8,658	$7,150	$3,677	$2,084	$10,041

BALANCE SHEET DATA:
Working capital (deficit) (1)	$(274,881)	$87,755	$61,997	$62,145	n/a	$46,110
Total assets	349,458	599,829	472,425	496,588	n/a	175,771
Total debt	368,526	358,844	244,994	263,580	n/a	143,694
Shareholder’s equity	(91,831)	149,820	148,058	146,023	n/a	6,621

(1)	Working capital (deficit) is calculated as current assets less current liabilities, which at March 1, 2008 reflects the reclassification of certain long-term debt as current.

(2)

As a result of the Acquisition of Pierre, the Company’s fiscal year ended March 5, 2005 is comprised of two short periods.  The periods of March 7, 2004 through June 30, 2004 and July 1, 2004 through March 5, 2005 are referred to as “predecessor fiscal 2005” and “successor fiscal 2005,” respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations for fiscal 2008, fiscal 2007, and fiscal 2006.  This section should be read in conjunction with the Company’s consolidated financial statements and considered with “Risk Factors” discussed in Item 1A above, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” below, and “Cautionary Statements Regarding Forward Looking Statements,” which precedes Part I, Item 1 above.

Pierre operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.  The results for all years presented contain 52 weeks.

Executive Summary

The Company experienced significant raw material and fuel price increases consistent with the relevant commodity market increases. The Company has had limited ability to pass along price increases due to customer resistance. Additionally, the company developed a SKU and inventory reduction strategy which initially increased costs for obsolete inventory and distressed sales, and resulted in a significant inventory decline.  The Company continues to integrate the Acquisition of Zartic and the Acquisition of Clovervale, but has not achieved the expected synergies.  The Cedartown facility was closed February 8, 2008 and the Hamilton plant was destroyed by fire on July 14, 2007. Due to these and other developments, the Company failed to satisfy the financial covenants in its senior credit facility for the quarter ended March 1, 2008, and as a result, is currently in default under that facility.  On June 2, 2008, the Company’s lenders sent the Company a notice indicating that all outstanding borrowings under the facility shall bear a default rate of interest beginning February 29, 2008.  The default rate is 2% higher than the non-default rate, and has resulted in an additional $1.2 million in interest as of May 31, 2008.  On June 2, 2008, the Company’s lenders also sent a notice to the Company indicating that it was in default for failing to deliver its audited financial statements and report to the lenders.  As a result of these defaults, the Company’s lenders are entitled to various rights and remedies, including, among others, the right to accelerate the indebtedness under the facility and to foreclose on the security for the facility.  In addition, as a result of these defaults, the Company is currently prohibited from borrowing under its revolving credit facility.

As of March 1, 2008, the Company had $5.6 million of cash and cash equivalents on-hand.  As of the end of the Company’s first quarter of fiscal 2009, which ended May 31, 2008, the Company had $9.8 million of cash and cash equivalents on hand.  However, an interest payment of $6.2 million is due on July 15, 2008 under the Notes, and unless the Company can resolve its current default situation with its senior lenders or otherwise secure additional financing prior to that time, the Company may not have sufficient liquidity to make the interest payment and to continue its operations.

An acceleration under the senior credit facility would constitute an event of default under the indenture governing the Notes, entitling the indenture trustee or the holders of at least 25% of the Notes outstanding to declare all amounts owing under the Notes to also be immediately due and payable.  If the required lenders under the senior credit facility exercise their right to accelerate the indebtedness, a cross-default will be triggered under the Notes.  In addition, the default under the senior credit facility has caused a cross-default under the Company’s interest rate swap agreement.  On June 16, 2008, the Company voluntarily terminated its swap agreement.   As a result of the termination, approximately $4.0 million in net settlement payments will be due and payable upon demand.  The Company does not currently have cash available to satisfy these obligations if they were to be accelerated or payment demanded.

The Company recently sold an office building in Rome, Georgia for $1.0 million, the proceeds of which were paid to the senior lenders to reduce outstanding debt.  The Company also received a payment of approximately $2.0 million in insurance proceeds on May 30, 2008 from the destruction by fire of its Hamilton, Alabama facility.  This payment was in addition to the payment of $1 million received by the Company in the third quarter fiscal 2008.  Due to the default under the senior credit facility, the Company must pay the entire $2 million received on May 30, 2008 to the senior lenders.  The Company also expects a federal income tax refund of approximately $6.5 million in the second quarter fiscal 2009.

The Company has recently taken and expects to continue to take actions to improve its liquidity, including implementation of a number of initiatives designed to conserve cash, increase profitability, and optimize the cost structure of the business to reflect the current market environment, including:

•                  Supporting more efficient inventory management by eliminating product duplication and unprofitable product lines, and implementing new strategies for increased inventory turns.

•                  Strengthening and streamlining the organizational structure to improve the Company’s marketing-driven product focus and exiting unprofitable business ventures.

•                  Enhancing the customer experience through a new communication process that provides real-time, cumulative feedback to the Company’s plants and quality control staff.

•                  Investing in new research programs to focus key resources on supporting profitable, multi-year initiatives for customers and employees.

The Company reviews goodwill and indefinite lived intangible assets for impairment annually.  The Company performed an evaluation of such impairment as of March 1, 2008, and determined that $172.1 million, $47.3 million, $3.0 million, and $6.9 million of impairment of goodwill, other intangible assets, non-current assets, and fixed assets, respectively, existed as of March 1, 2008.  As a result of this impairment and the other factors described below, the Company suffered a net loss of $241.6 million for fiscal 2008 compared with net income of approximately $1.8 million for fiscal 2007.

The Company’s current financial condition and the current defaults under its senior credit facility have required substantial attention of management and an increased reliance on professional advisors, and the uncertainty and reduced liquidity created by the current situation may have a material adverse effect on the Company’s operations and its employee, customer, vendor and supplier relationships.  If, as a result of the current situation, vendors or suppliers were to terminate their relationships with the Company or to tighten credit, the Company were to lose existing customers and be unable to attract new ones, or the Company were to experience employee attrition, the Company could suffer a material adverse effect on its business, operating results, financial condition and liquidity.

In order to continue its participation in the USDA Commodity Program, which directly constitutes approximately 8% of the Company’s annual net revenues, on or before July 1, 2008, the Company must amend or provide a new letter of credit to secure a performance bond required by the USDA.  The Company provided a letter of credit in the amount of $5.7 million in fiscal 2008 to its insurance carrier for the underwriting of certain performance bonds. The Company may be required to fund all or a substantial portion of the required letter of credit and may not be able to do so as a result of its current financial situation and its inability to borrow additional funds under its credit facility.  The failure to participate in the USDA Commodity Program may also negatively impact sales to school customers who purchase other products in addition to those that are part of the USDA Commodity Program.

The Company’s independent registered public accounting firm has included an explanatory paragraph in its opinion that accompanies the Company’s audited consolidated financial statements as of and for the year ended March 1, 2008, indicating that the Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.  As a result, the Company has reclassified its borrowings under its senior credit facility (including term loan and line of credit) and its Notes as current liabilities.  The Company does not currently have in place any agreements or commitments for short-term financing or any agreements or commitments for additional long-term financing.

In response to these developments, the Company is currently exploring various strategic and restructuring alternatives, including a restructuring of its outstanding indebtedness.  If the Company is unable to successfully restructure its indebtedness, it may be unable to continue as a going concern, which will be dependent, among other things, upon the Company’s ability to return to profitable operations in the future and to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Failure to continue as a going concern may cause the Company to be unable to realize its assets and discharge its liabilities in the normal course of business and could cause investors to suffer the loss of all or a substantial portion of their investment in the Company.

Results of Operations

Results for fiscal 2008, fiscal 2007, and fiscal 2006 are shown below:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in millions)
Revenues, net	$643.3	$487.8	$431.6
Cost of goods sold	497.2	344.1	309.3
Selling, general, and administrative	126.4	85.4	67.8
Impairment of goodwill, other intangible assets, and other non-current assets	222.4	—	—
Impairment of fixed assets	6.9	—	—
Net loss on disposition of property, plant, and equipment	0.4	—	—
Depreciation and amortization	36.6	30.4	30.6
Operating income (loss)	(246.6)	27.9	23.9
Interest expense, net	(41.8)	(25.3)	(22.2)
Income (loss) before income tax	(288.4)	2.6	1.7
Income tax benefit (provision)	46.8	(0.8)	0.5
Net income (loss)	$(241.6)	$1.8	$2.2

Fiscal 2008 Compared to Fiscal 2007

Revenue, net.  Net revenues increased by $155.5 million in fiscal 2008 compared to fiscal 2007, or 31.9%.  This increase was primarily due to (1) increased sales volume due to the Acquisition of Zartic (approximately $128.0 million); (2) increased sales volume due to the Acquisition of Clovervale (approximately $17.6 million); (3) increased sales volume due to an increase in sales to most of the Company’s end markets and changes in sales mix (approximately $14.8 million); (4) increased sales volume as a result of the Company’s current inventory reduction initiative (approximately $1.3 million); and (5) net price increases to customers (approximately $1.1 million); offset by (6) decreased sales to two National Accounts restaurant chains (approximately $7.6 million).

Cost of goods sold.  Cost of goods sold increased by $153.1 million in fiscal 2008 compared to fiscal 2007, or 44.5%.  This increase was primarily due to (1) increased sales volume due to the Acquisition of Zartic (approximately $102.2 million); (2) increased raw material costs (approximately $19.5 million); (3) increased expense as a result of increased net revenues due to volume and mix growth (approximately $16.3 million); (4) increased sales volume due to the Acquisition of Clovervale (approximately $13.5 million); (5) increased labor costs (approximately $3.3 million); (6) increased sales volume related to the Company’s current inventory reduction initiative (approximately $2.8 million); (7) increased expense as a result of missing the USDA required yields of production and inventory losses associated with the Company’s USDA Commodity Program liability (approximately $2.0 million); (8) increased expense related to an adjustment to the Company’s inventory reserve associated with the Company’s current inventory reduction initiative (approximately $1.6 million); (9) increased product costs related to product outsourcing as a result of the destruction of the Hamilton, Alabama facility (approximately $1.4 million); (10) increased expenses related to the closure of the Cedartown, Georgia facility (approximately $1.4 million); (11) increased expense resulting from excessive equipment downtime on three of the larger fry lines in the Company’s Rome, Georgia facility (approximately $1.0 million); (12) increased expenses due to product donations made in conjunction with the Company’s current inventory reduction initiative (approximately $0.4 million); and (13) increased expenses related to the Westland/Hallmark Meat Co. recall (approximately $0.2 million); partially offset by (14) decreased sales volume to two National Accounts restaurant chains (approximately $7.1 million); (15) decreased overhead costs (approximately $5.0 million); and (16) favorable formulation mix and manufacturing yields (approximately $0.4  million).

As a percentage of revenues, cost of goods sold increased from 70.5% to 77.3%, an increase of 6.8%. This increase was primarily due to (1) the net impact of increases in prices paid for raw material proteins and favorable formulation mix (approximately 3.9%); (2) increased volume growth and a change in sales mix (approximately 1.0%); (3) increased labor costs (approximately 0.7%); (4) sales of higher-cost products as a result of the Acquisition of Zartic (approximately 0.6%); (5) increased sales volume related to the Company’s current inventory reduction initiative (approximately 0.4%); (6) increased expense as a result of missed yields and inventory losses associated with the Company’s USDA Commodity Program liability (approximately 0.4%); (7) increased expense related to an inventory obsolescence charge resulting from the implementation of the Company’s current inventory reduction initiative (approximately 0.3%); (8) increased product costs related to product outsourcing as a result of the destruction of the Hamilton, Alabama facility (approximately 0.3%); (9) increased expenses as a result of the closure of the Cedartown, Georgia facility (approximately 0.3%); (10) increased expense due to the excessive equipment downtime on three of the larger fry lines in the Company’s Rome, Georgia facility (approximately 0.2%); and (11) increased expenses due to product donations made in conjunction with the Company’s current inventory reduction initiative (approximately 0.1%); partially offset by (12) decreases in overhead costs (approximately 1.0%); (13) decreased sales volume to two National Accounts restaurant chains (approximately 0.2%); and (14) decreased expenses due to increased revenues related to net price increases to customers (approximately 0.2%).

The primary materials used in the Company’s food processing operations include boneless beef, chicken, pork, flour, yeast, seasonings, cheese, breading, soy proteins, peanut butter, and packaging supplies.  Meat proteins are generally purchased under 7-day payment terms.  Historically, the Company has not hedged in the futures markets, and over time, the Company’s raw material costs have fluctuated with movement in the relevant commodity markets.  Additionally, the Company has market-related pricing contracts that require the Company to immediately pass along commodity price variances.  Excluding these market-related pricing contracts, in fiscal 2008, net prices paid for raw materials increased approximately $17.4 million versus prices paid during fiscal 2007.  Net prices paid for meat proteins increased approximately $10.5 million versus prices paid during 2007, of which approximately $7.0 million was attributable to the Acquisition of Zartic.  Net prices paid for raw materials excluding meat proteins increased approximately $6.9 million versus prices paid during 2007.

Approximately 31.1% of total sales during fiscal 2008 were protected from commodity exposure, of which 23.1% were attributable to market-related pricing contracts, while the other 8.0% were related to the USDA Commodity Program, which also insulates the Company from raw material price fluctuations.  During fiscal 2007, approximately 33.4% of total sales were protected from commodity exposure, of which 26.3% were attributable to market-related pricing contracts, while the other 7.1% were related to the USDA Commodity Program.

The following table represents the increase in the weighted average prices the Company paid for beef, chicken, pork, and cheese excluding unfavorable formulation mix and market-related pricing contracts during fiscal 2008 compared to fiscal 2007:

Increase Fiscal 2008 Compared to Fiscal 2007
Beef	1.5%
Chicken	24.6%
Pork	7.4%
Cheese	37.1%
Aggregate	7.4%

Selling, general, and administrative.  Selling, general, and administrative expense increased by $41.0 million, or 48.0%.  This increase was primarily due to (1) increased volume as a result of the Acquisition of Zartic (approximately $23.6 million); (2) increased volume as a result of the Acquisition of Clovervale (approximately $4.1 million); (3) increased expenses related to increased sales volume and mix shift across most of the Company’s end-markets (approximately $3.5 million); (4) increased selling expense related to increased promotional activity and demonstration expenses (approximately $3.4 million); (5) increased professional fees, which included professional fees to assist the Company with the integration of Zartic and Clovervale, and with assisting the Company procedures related to the Company’s credit facility (approximately $2.7 million); (6) increased administrative expenses, primarily due to bad debt associated with the bankruptcy of a customer, insurance, wages, and travel (approximately $2.1 million); (7) increased marketing expense related to the implementation of the Company’s current inventory reduction initiative (approximately $1.6 million); (8) increased freight (approximately $1.3 million), primarily due to increased fuel surcharges; and (9) increased storage expense (approximately $1.1 million) due to increased replenishment costs and the build of inventories associated with the Acquisition of Zartic; partially offset by (10) decreased compensation expense (approximately $0.9 million); (11) decreased expenses related to a decrease in sales volume to two National Accounts restaurant chains (approximately $0.4 million); and (12) other miscellaneous items.  As a percentage of revenues, selling, general, and administrative expense increased from 17.5% to 19.6%.

Impairment of goodwill, other intangible assets, and other non-current assets.  As discussed in “Critical Accounting Policies,” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”)—”Goodwill and Other Intangible Assets,” the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  During the fourth quarter of fiscal 2008, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets, and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  As a result, the Company recognized impairment charges during fiscal 2008 of $172.1 million and $1.0 million for goodwill and indefinite-lived intangible assets, respectively.  The impairments were due primarily to a declining outlook for the Company as a result of lower gross margins related primarily to significant raw material price increases, and increased selling and distribution costs with limited ability to pass along price increases to customers. In addition, certain synergies expected to result from the Acquisition of Zartic and the Acquisition of Clovervale have not been realized to the extent initially anticipated.  No impairments existed at March 3, 2007 or March 4, 2006.

In addition, all other intangible assets are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).   The Company’s significant declining outlook, combined with the impairment indicated in the performance of the first step of the goodwill impairment analysis, indicated that the carrying amounts of amortizable intangible assets may not be recoverable.  Accordingly, the Company performed impairment assessments for its amortizable intangible assets as required under SFAS 144.  Such evaluation resulted in the Company recognizing an impairment loss during fiscal 2008 totaling $46.3 million.  In addition, the Company recognized an impairment charge of approximately $3.0 million related to finite-lived formulas developed for a customer that the Company classifies as other non-current assets.  No impairments existed at March 3, 2007.  See Note 7, “Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements for further discussion on such impairments.

Impairment of fixed assets.  The Company evaluates the carrying values of long-lived assets for impairment by assessing recoverability based on forecasted operating cash flows on an undiscounted basis in accordance with SFAS 144.  As a result of an expectation that it is more likely than not that certain assets of the Company will be disposed of prior to the end of their economic useful lives, The Company’s management performed such evaluation and determined an impairment in the amount of $6.9 million existed at March 1, 2008, which primarily related to the Cedartown, Georgia facility.  See Note 5, “Property, Plant, and Equipment” to the Company’s Consolidated Financial Statements for further discussion of this impairment.  In addition, due to the factors noted with respect to the impairment indicators that existed related to the amortizable intangible assets, management performed evaluations of impairment with respect to the Company’s fixed assets expected to be held and used.  These evaluations were based upon the expected undiscounted future cash flows attributable to asset groups.  No impairment was indicated as a result of such evaluations.  No impairment occurred during fiscal 2007 and fiscal 2006.

Depreciation and amortization.  Depreciation and amortization expense increased by $6.2 million primarily due to increased depreciation expense (approximately $4.7 million) and increased amortization expense (approximately $1.4 million).  The increased depreciation expense was primarily due to the increase in the Company’s plant, property, and equipment as a result of the Acquisition of Zartic and the Acquisition of Clovervale.  The increase in amortization expense was primarily due to additional amortization expense as a result of additional amortizable intangible assets recorded in conjunction with the Acquisition of Zartic and the Acquisition of Clovervale; offset by the decrease as a result of the accelerated methods of amortization used for the amortizable intangible assets recorded in conjunction with the Acquisition of Pierre.

Interest expense and other income, net.  Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt.  Interest expense and other income, net increased by $16.5 million, or 65.3%.  This increase is primarily due to (1) increased average outstanding borrowings under the term loan as a result of Amendment No. 2 to the Company’s credit facility in order to finance the Acquisition of Clovervale and Amendment No. 3 to the Company’s Credit Agreement in order to finance the Acquisition of Zartic (average outstanding borrowings of approximately $227.1 million and $144.2 million in fiscal 2008 and fiscal 2007, respectively); (2) change in fair value of interest rate swaps (approximately $6.9 million); and (3) increased average borrowings under the Company’s revolving credit facility.  The Company’s average outstanding long-term debt during fiscal 2008 was $366.7 million versus $270.0 million during fiscal 2008 and fiscal 2007, respectively.  The weighted average interest rates were 8.8% and 8.4% for fiscal 2008 and fiscal 2007, respectively.

Income taxes.  The effective tax rate for fiscal 2008 was 16.2% compared to 32.0% for fiscal 2007.  The change in the effective tax rate is primarily due to the impairment of non-deductible goodwill, changes in the Company’s expected pre-tax income (loss) relative to the impact of other permanent items, and an increase in the valuation allowance against deferred tax assets, partially offset by the relative impact of the reversal of previously recorded domestic manufacturing deductions as a result of filing tax loss carryback claims and the elimination of the Extra-Territorial income deduction.

Fiscal 2007 Compared to Fiscal 2006

Revenue, net.  Net revenues increased by $56.2 million in fiscal 2007 compared to fiscal 2006, or 13.0%.  This increase was primarily due to (1) increased sales volume as a result of the Acquisition of Zartic (approximately $36.2 million); (2) increased sales volume as a result of the Acquisition of Clovervale (approximately $18.5 million); (3) increased sales volume within the Warehouse Club selling channel (approximately $20.2 million); and (4) increased sales volume across most of the Company’s other end-markets. This increased sales volume was offset by (5) decreased sales volume to the National Accounts end-market (approximately $24.2 million), of which approximately $18.5 million was specific to two large restaurant chain customers due to promotional activity of products not produced by the Company; (6) a decrease in revenues due to lower net sales prices (approximately $8.7 million) as a result of declining commodity protein pricing attributable to market-related pricing contracts with two large National Accounts restaurant chain customers; and (7) a decrease in revenues due to a change in mix to lower priced product offerings.

Cost of goods sold.   Cost of goods sold increased by $34.9 million in fiscal 2007 compared to fiscal 2006, or 11.3%. This increase was primarily due to (1) increased sales volume as a result of the Acquisition of Zartic (approximately $26.8 million); (2) increased sales volume as a result of the Acquisition of Clovervale (approximately $14.8 million); (3) increased sales volume within the Warehouse Club selling channel (approximately $13.9 million); (4) increased sales volume across most of the Company’s other end-markets (approximately $11.6 million); (5) increased labor and overhead costs related to complying with the Department of Homeland Security’s Basic Pilot Employment Verification Program (approximately $2.9 million); and (6) increased costs due to decreased efficiencies related to decreased sales volume to the National Accounts end-market and increases in other overhead expenses which include utilities, insurance, maintenance parts, and property taxes.  These increases were partially offset by (1) decreased sales volume to the National Accounts end-market (approximately $22.2 million); and (2) decreased raw material protein costs (approximately $17.3 million), of which $8.9 million was due to declining commodity protein pricing attributable to market-related pricing contracts with two large National Accounts restaurant chain customers.

As a percentage of revenues, cost of goods sold decreased from 71.7% to 70.5%, a decrease of 1.2%. This decrease was primarily due to (1) the net impact of decreased prices paid for raw material proteins and formulation mix (approximately 2.4%), of which 0.7% is attributable to market-related pricing contracts with two large National Accounts restaurant chain customers; (2) decreased costs as a result of a change in mix due to increased volume of lower cost products (approximately 1.0%); partially offset by (3) increased labor and overhead costs (approximately 0.7%); (4) a change in mix due to increased volume as a result of the Acquisition of Zartic (approximately 0.3%) and the Acquisition of Clovervale (approximately 0.4%); and (5) increased costs due to decreased efficiencies related to decreased sales volume to the National Accounts end-market and increases in other overhead expenses which include utilities, insurance, maintenance parts, and property taxes.

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

Approximately 33.4% of total sales for fiscal 2007 were protected from commodity exposure, of which 26.3% were attributable to market-related pricing contracts, while the other 7.1% were related to the USDA Commodity Program, which also helps to insulate the Company from raw material price fluctuations.  For fiscal 2006, approximately 42.0% of total sales were protected from commodity exposure, of which 35.8% were attributable to market-related pricing contracts, while the other 6.2% were related to the USDA Commodity Program.

The following table represents the (increase)/decrease in the weighted average prices the Company paid for beef, chicken, pork, and cheese excluding unfavorable formulation mix and market-related pricing contracts during fiscal 2007 compared to fiscal 2006:

(Increase)/Decrease Fiscal 2008 Compared to Fiscal 2007
Beef	5.9%
Chicken	(1.9)%
Pork	4.6%
Cheese	11.2%
Aggregate	6.4%

Selling, general, and administrative.  Selling, general, and administrative expenses increased by $17.6 million, or 25.9%.  This increase was primarily due to (1) increased volume as a result of the Acquisition of Zartic (approximately $6.6 million); (2) increased selling expenses (approximately $6.5 million); (3) increased distribution costs (approximately $9.8 million); (4) increased volume as a result of the Acquisition of Clovervale (approximately $3.3 million); and (5) increased administrative costs, which included approximately $0.6 million of integration expenses related to the Acquisition of Zartic and the Acquisition of Clovervale offset in part by decreased incentive compensation expense. As a percentage of revenues, selling, general, and administrative expenses increased from 15.7% to 17.5%.  Increased selling expense was incurred primarily as a result of the Acquisition of Zartic and the Acquisition of Clovervale (approximately $2.5 million), as well as increased volume and a shift in sales mix to customers with higher burden rates for sales and marketing expenses, including demonstration expenses (approximately $1.0 million) related to growth in the Warehouse Club selling channel.

Increased distribution expenses resulted primarily from higher storage costs (approximately $1.9 million) resulting from inventories built to maintain customer service levels for customer requirements, and increased freight costs due to higher fuel surcharges, and increased sales volumes across most of the Company’s end-markets (approximately $1.1 million).

Depreciation and amortization.  Depreciation and amortization expense decreased by $0.3 million primarily due to decreased amortization (approximately $2.0 million); offset by increased depreciation expense (approximately $1.7 million).  The decrease in amortization expense was primarily due to the accelerated methods of amortization used for the amortizable intangible assets recorded in conjunction with the Acquisition of Pierre; offset by additional amortization expense as a result of additional amortizable intangible assets recorded as a result of the Acquisition of Zartic and the Acquisition of Clovervale.  The increased depreciation expense was primarily due to the allocation of the Acquisition of Zartic and the Acquisition of Clovervale purchase prices and valuations of property, plant, and equipment as a result of purchase accounting due to the Acquisition of Zartic and the Acquisition of Clovervale.

Interest expense and other income, net.  Interest expense and other income, net consists primarily of interest on fixed and variable-rate long-term debt.  Interest expense and other income, net increased by $3.1 million, or 13.9%.  This increase is primarily due to increased average outstanding borrowings under the term loan as a result of Amendment No. 2 in order to finance the Acquisition of Clovervale and Amendment No. 3 in order to finance the Acquisition of Zartic, increased floating interest rates related to the Company’s variable-rate interest (approximately 8.75% in fiscal 2007 compared with approximately 8.15% in fiscal 2006), and increased average borrowings under the Company’s revolving credit facility (approximately $270.0 million in fiscal 2007 compared with approximately $253.7 million in fiscal 2006).

Income taxes.  The effective tax rate for fiscal 2007 was 32.0% compared to 27.4% for fiscal 2006.  The change in the effective tax rate is primarily due to (1) the phase-out of Ohio franchise tax and the phase-in of a gross receipts tax referred to as the Commercial Activity Tax (“CAT”); (2) the impact of permanent differences between GAAP and tax basis income/deductions; (3) the estimated impact of the Section 199 adjustment (the “Domestic Manufacturing Deduction”) in fiscal 2007; (4) the impact of Extra-Territorial Income deduction (“ETI”) in fiscal 2007 as a result of the Company’s sales and business activity in foreign countries (primarily Canada); and (5) the true-up of the provision to return differences in conjunction with the filing of the fiscal 2006 federal tax return on November 15, 2006.

Liquidity and Capital Resources

During fiscal 2008, as of September 1, 2007, the Company was in default under the consolidated leverage ratio covenant in its Credit Agreement.  Effective October 10, 2007, the Company obtained a waiver of such default from the required lenders and entered into Amendment No. 4 to the Credit Agreement, which amended, among other things, the financial covenants in the Credit Agreement and increased the applicable interest rates for term loans and the revolving credit facility.  The rates as of March 1, 2008 reflect the increases in the applicable interest rates.

The Company’s independent registered public accounting firm has included an explanatory paragraph in its opinion that accompanies the Company’s audited consolidated financial statements as of and for the year ended March 1, 2008, indicating that the Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.  As of March 1, 2008, the Company is in default under its senior credit facility as a result of its failure, among other things, to satisfy the financial covenants of its Credit Agreement as of such date.  These defaults entitle the lenders under the senior credit facility, among other things, to declare all amounts outstanding thereunder, together with accrued and unpaid interest, to be immediately due and payable.  An acceleration under the senior credit facility would constitute an event of default under the indenture governing the Notes, entitling the indenture trustee or the holders of at least 25% of the Notes outstanding to declare all amounts owing under the Notes to also be immediately due and payable.  In addition, the defaults under the Company’s senior credit facility creates a default under the Company’s interest rate swap agreement.  On June 16, 2008, the Company voluntarily terminated its swap agreement.  As a result of the termination, approximately $4.0 million in net settlement payments will be due and payable on demand.  The Company does not currently have cash available to satisfy these obligations if they were to be accelerated or payment demanded.  The Company is currently exploring various strategic and restructuring alternatives, including a restructuring of its outstanding indebtedness.  If the Company is unable to successfully restructure its indebtedness, it may be unable to continue as a going concern, which will be dependent, among other things, upon the Company’s ability to return to profitable operations in the future and to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.

The following table summarizes the Company’s net cash provided by (used in) operating, investing, and financing activities for fiscal 2008, fiscal 2007, and fiscal 2006.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	For the Year Ended	For the Year Ended	For the Year Ended
	March 1, 2008	March 3, 2007	March 4, 2006
	(in millions)
Net cash provided by (used in):
Operating activities	$3.1	$13.8	$28.5
Investing activities	$(6.1)	$(122.0)	$(7.2)
Financing activities	$8.5	$105.8	$(18.8)

Net cash provided by operating activities.   Net cash provided by operating activities was $3.1 million, $13.8 million, and $28.5 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.  The decrease in net cash provided by operating activities for fiscal 2008 compared to net cash provided by operating activities for fiscal 2007 was primarily due to (1) a net loss in fiscal 2008 compared to net income in fiscal 2007; (2) a change in deferred income taxes during fiscal 2008 that was substantially greater than the change in the prior year comparable period; and (3) an increase in other non-current assets during fiscal 2008 compared to a decrease in fiscal 2007; offset by (4) an impairment of goodwill, other intangible assets, and other non-current assets during fiscal 2008 that did not occur in fiscal 2007; (5) a decrease in inventories during fiscal 2008 compared to an increase in the prior year comparable period; (6) an impairment of fixed assets during fiscal 2008 that did not occur during fiscal 2007; (7) a change in the fair value of interest rate swaps entered into during fiscal 2008; (8) depreciation and amortization expense in fiscal 2008 compared to less depreciation and amortization expense in fiscal 2007; (9) an increase in other long-term liabilities during fiscal 2008 compared with a decrease in fiscal 2007; (10) an increase in refundable income taxes, prepaid expenses, and other current assets during fiscal 2008 compared with a greater increase in fiscal 2007; (11) an increase in accounts receivable during fiscal 2008 compared with a greater increase during fiscal 2007; (12) an increase in accounts payable and other accrued liabilities during fiscal 2008 compared to less of an increase in the prior year comparable period; (13) amortization of deferred loan origination fees in fiscal 2008 compared to less amortization in fiscal 2007; and (14) a loss on disposition of property, plant, and equipment during fiscal 2008 compared with a gain during fiscal 2007; and (14) amortization of deferred loan fees in fiscal 2008 compared to less amortization in fiscal 2007.

The primary components of the net cash provided by operating activities for fiscal 2008 were (1) an impairment of goodwill, other intangible assets, and other non-current assets (approximately $222.4 million) recorded in conjunction with the Company’s tests performed in accordance with SFAS 142 and SFAS 144; (2) depreciation and amortization (approximately $36.6 million), of which $13.7 million related to depreciation of fixed assets and $22.9 million related to amortization of intangible assets; (2) an impairment of fixed assets (approximately $6.9 million) primarily related to the plant closure in Cedartown, Georgia and assets related to the Company’s distribution operations; (3) a change in the fair value of interest rate swaps (approximately $6.9 million); (4) a decrease in inventories (approximately $6.0 million); (5) amortization of deferred loan fees (approximately $2.4 million); (6) an increase in trade accounts payable and other accrued liabilities (approximately $5.1 million); and (7) a loss on disposition of property, plant, and equipment, net (approximately $0.4 million); offset by (8) a net loss (approximately $241.6 million) in fiscal 2008; (9) an increase in refundable income taxes, prepaid expenses, and other current assets (approximately $1.5 million); (9) a change in deferred income taxes (approximately $39.9 million); and (10) an increase in receivables (approximately $0.5 million).

The primary components of the net cash provided by operating activities for fiscal 2007 were (1) depreciation and amortization of intangible assets (approximately $30.4 million), of which $8.9 million relates to depreciation of fixed assets and $21.4 million relates to amortization of intangible assets; (2) an increase in trade accounts payable and other accrued liabilities (approximately $3.7 million); (3) amortization of deferred loan fees (approximately $1.7 million); and (4) a decrease in other non-current assets (approximately $0.4 million); offset by (5) an increase in inventories (approximately $7.4 million) due to an inventory build to satisfy existing customer needs, new customers needs, and new product lines; (6) a decrease in other long-term liabilities (approximately $4.1 million) primarily as a result of the payment to the selling shareholders in the Acquisition of Pierre, as required by the tax sharing and indemnification agreement, in conjunction with the filing of the federal tax return on November 15, 2006, partially offset by an increase related to the deferred compensation plan and an increase due to a change in the estimated obligation under the tax sharing and indemnification agreement; (7) a change in deferred income taxes (approximately $5.6 million); (8) an increase in receivables (approximately $2.7 million), primarily the result of increased sales; and (9) an increase in refundable income taxes, prepaid expenses, and other current assets (approximately $4.4 million).

The primary components of the net cash provided by operating activities for fiscal 2006 were (1) depreciation and amortization of intangible assets (approximately $30.6 million), of which $7.2 million relates to depreciation of fixed assets and $23.4 million relates to amortization of intangible assets; (2) a decrease in refundable income taxes, prepaid expenses, and other current assets (approximately $2.2 million), primarily due to the tax provision recorded as a result of the income in fiscal 2006, reducing previously recorded tax benefits; (3) an increase in trade accounts payable and other accrued liabilities (approximately $0.8 million); and (4) amortization of deferred loan fees (approximately $1.7 million); offset by (5) a decrease in other long-term liabilities (approximately $4.3 million) primarily as a result of the payment to the selling shareholders in the Acquisition of Pierre as required by the tax sharing agreement, partially offset by an increase in liability for deferred compensation; (6) a decrease in deferred income taxes (approximately $2.3 million); and (7) an increase in inventories (approximately $1.9 million) due to an inventory build to satisfy existing customer needs, new customers needs, and new product lines.

Net cash used in investing activities.   Net cash used in investing activities for fiscal 2008, fiscal 2007, and fiscal 2006 was $6.1 million, $122.1 million, and $7.2 million, respectively. The primary components for fiscal 2008 were plant improvements and routine capital expenditures (approximately $7.8 million), offset by casualty insurance proceeds (approximately $1.0 million) received by the Company as a result of the fire at the Company’s Hamilton, Alabama facility (see “Acquisition of Zartic” for further discussion).  The primary components for fiscal 2007 were the Acquisition of Clovervale (approximately $21.8 million), the Acquisition of Zartic (approximately $91.6 million), plant improvements, which included required upgrades on existing control equipment, and routine capital expenditures (approximately $8.7 million). The primary components for fiscal 2006 were plant improvements and routine capital expenditures.

Net cash provided by (used in) financing activities.   Net cash provided by financing activities was $8.5 million for fiscal 2008. The primary components were (1) net borrowings under the Company’s revolving credit facility (approximately $13.2 million); offset by (2) principal payments on long-term debt (approximately $3.5 million); and (3) loan origination fees (approximately $1.2 million) as a result of Amendment No. 4 to the Credit Agreement.

 Net cash provided by financing activities was $105.8 million for fiscal 2007.  The primary components were (1) increase term loan borrowings provided by Amendment No. 3 ($100.0 million) for the Acquisition of Zartic; (2) increased term loan borrowings provided by Amendment No. 2 ($24.0 million) for the Acquisition of Clovervale; and (3) net borrowings under the Company’s revolving credit facility (approximately $0.8 million); offset by (4) principal payments on long-term debt (approximately $14.7 million); (5) repayment of debt (approximately $1.6 million) acquired in conjunction with the Acquisition of Clovervale; and (6) loan origination fees (approximately $2.6 million) as a result of Amendment No. 1, Amendment No. 2, and Amendment No. 3 to the Credit Agreement.

Net cash used in financing activities was $18.8 million for fiscal 2006.  The primary components were (1) principal pre-payments on long-term debt (approximately $17.8 million); (2) net repayments under the revolving loan under the Company’s credit facility (approximately $0.8 million); (3) a return of capital to parent (approximately $0.1 million); and (4) loan origination fees (approximately $0.1 million).

Acquisition of Pierre.  As previously discussed in Item 1 of this report, on June 30, 2004, the shareholders of PFMI sold their shares of stock in PFMI to Holding, an affiliate of MDP.  As part of the same transaction, the Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.   In conjunction with this acquisition, effective June 30, 2004, the Company obtained a $190 million credit facility from a new lender which includes a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility, and a $10 million letter of credit subfacility.  Funds available under this facility are available for working capital requirements, permitted investments, and general corporate purposes.  Borrowings under the facility bear interest at floating rates based upon the interest rate option selected from time to time by the Company and are secured by a first-priority security interest in substantially all of the Company’s assets.  At March 1, 2008, base rate borrowings under the term loan portion of the facility bear interest at prime rate plus 2.75% to 3.0% determined by the Company’s corporate credit rating and base rate borrowings under the revolving credit portion of the facility bear interest at prime rate plus pricing levels ranging from 2.5% to 3.0% determined by the consolidated leverage ratio of the Company.  At March 1, 2008, the interest rates for base rate borrowings under both the revolving credit facility and the term loans were 9.00% (prime of 6.0% plus 3.0%).   On June 2, 2008, the Company’s senior lenders sent a notice to the Company indicating that all borrowings under the credit facility shall bear a default rate of interest beginning February 29, 2008.  The default rate of interest is 2% higher than the non-default rate, which resulted in an additional $1.2 million in interest as of May 31, 2008.  Also on June 2, 2008, the senior lenders sent a notice to the Company indicating that it was in default for failing to deliver its audited financial statements and report to the lenders.  As a result of these defaults, the Company’s lenders are entitled to certain rights and remedies, including, among others, the right to accelerate the indebtedness under the facility and to foreclose on the security for the facility.  In addition, as a result of these defaults, the Company is currently prohibited from borrowing under its revolving credit facility.

The Company reduces its exposure to interest rate fluctuations through the use of LIBOR tranches and interest rate swaps.  The following table summarizes the Company’s outstanding borrowings as of March 1, 2008, including the amount, the respective rate of interest, and the date of expiration.  The interest rates listed below include the impact of interest rate swap agreements in place as of March 1, 2008.

	Amount (in thousands)	Interest Rate	Swap/LIBOR Maturity Date
Term loan LIBOR tranche:	$27,000	6.97%	08/19/08
Term loan Swap tranche:	$25,000	9.14%	08/16/08
Term loan Swap tranche:	$150,000	9.14%	08/16/09
Term loan Swap tranche:	$25,000	8.52%	05/18/09
Revolving credit facility LIBOR tranche:	$14,000	8.84%	04/30/08

The defaults under the credit facility has caused a cross-default under the Company’s Swap Agreement.  On June 16, 2008, the Company voluntarily terminated its swap agreement.   As a result of the termination, the approximately $4.0 million in net settlement payments will be due and payable upon demand.

Repayment of borrowings under the $150.0 million term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company has made all such scheduled quarterly payments totaling $8.6 million to date and prepayments on the term loan totaling $34.4 million.  As a result of Amendment No. 3, scheduled quarterly repayments are $250,000 per quarter.  During fiscal 2008, the Company made prepayments of $2.0 million, and as such, is not required to resume scheduled quarterly payments until February 28, 2009.  The remaining outstanding balance of $225.8 million (after considering scheduled quarterly payments of $1.2 million) is due on June 30, 2010.

Also in conjunction with the Acquisition of Pierre, the Company issued the Notes.  The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.  The defaults under the credit facility entitles the senior lenders to, among other things, declare all amounts outstanding thereunder, together with accrued and unpaid interest, to be immediately due and payable.  An acceleration under the senior credit facility would constitute an event of default under the indenture governing the Notes, entitling the indenture trustee or the holders of at least 25% of the Notes outstanding to declare all amounts owing under the Notes to also be immediately due and payable.  If the required lenders under the senior credit facility exercise their right to accelerate the indebtedness, a cross-default will be triggered under the Notes.

The Company does not currently have cash available to satisfy its obligations under the senior credit facility, the Notes and the Swap Agreement if they were to be accelerated or payment demanded.

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

Acquisition of Zartic.   In conjunction with the Acquisition of Zartic, on December 11, 2006, the Company entered into Amendment No. 3 to its Credit Agreement.  Amendment No. 3 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $100.0 million.  A copy of Amendment No. 3 is included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 16, 2007.

On July 14, 2007, the Company’s manufacturing facility located in Hamilton, Alabama was destroyed by a fire.  The Hamilton plant, which was acquired by the Company as part of the Acquisition of Zartic, was primarily used for processing sausage products and employed approximately 45 people prior to the fire.  Although the exact cause of the fire has not been determined, it is likely that it was related, directly or indirectly, to a lightning strike at the facility on July 9, 2007.  The facility was deemed to be a complete loss.  The Company received a payment of approximately $2.0 million in insurance proceeds on May 30, 2008 from the destruction of the facility.  This payment was in addition to the payment of $1 million received by the Company in the third quarter fiscal 2008.  Due to the default under the senior credit facility, the Company must pay the entire $2.0 million received on May 30, 2008 to the senior lenders.

In addition, the Company is executing a disaster recovery plan designed to continue the supply of affected products to the Company’s customers until an ultimate decision is made whether to rebuild the facility.  The Company incurred $1.4 million in increased production costs related to outsourcing under the disaster recovery plan.  Management has submitted for reimbursement of these costs under the business interruption portion of the insurance claim.  Subsequent to fiscal 2008 year end, the Company received a second advance of $1.0 million on the property portion of the insurance claim and an initial advance of $1.0 million on the business interruption portion of the claim.

On February 8, 2008, the Company announced that it would be closing its Cedartown, Georgia manufacturing facility. The plant closing was completed by fiscal 2008 year end.  As a result of the plant closure, the Company recognized $1.4 million in expenses, primarily related to employee severance and relocation, equipment decommissioning costs, and equipment and inventory moving costs.  In addition, the Company incurred impairment charges of $6.4 million related to property, plant and equipment at the facility. See Note 5, “Property, Plant and Equipment” and Note 6, “Assets Held for Sale” for further discussion of the impairment charge.

Cash, Cash Equivalent, and Borrowing Availability.   As of March 1, 2008, the Company had cash and cash equivalents on hand of $5.6 million, (see “Critical Accounting Policies and Estimates” below for further discussion on the Company’s treatment of cash and cash equivalents) and outstanding borrowings under its revolving credit facility of $14.0 million.  As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, and borrowing availability of approximately $35.7 million.   As of the end of the Company’s first quarter of fiscal 2009, which ended May 31, 2008, the Company had $9.8 million of cash and cash equivalents on hand.  As of March 1, 2008, the Company had borrowings under the term loan portion of its credit facility of $227.0 million and $125.0 million of the 9.875% Notes outstanding.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of the Notes outstanding.  The maturity date of the $40 million revolving credit facility is June 30, 2009.   The Company is required to satisfy certain financial covenants under its Credit Agreement.  As of March 1, 2008, the Company failed to satisfy these covenants and therefore, was and continues to be in default under its Credit Agreement, and has no borrowing availability as a result of the default.

An interest payment of $6.2 million is due on July 15, 2008 under the Notes, and unless the Company can secure additional financing prior to that time, the Company may not have sufficient liquidity to continue its operations.  The Company’s ability to satisfy its obligations, including the obligation to make principal and interest payments under the Notes, will depend on the Company’s ability to obtain a waiver of such defaults from the required lenders and enter into an amendment to its Credit Agreement.  If the Company is unable to obtain a waiver of such defaults or otherwise to restructure its indebtedness, it may be required to file for bankruptcy protection.

The Company recently sold an office building in Rome, Georgia for $1.0 million, the proceeds of which were paid to the senior lenders to reduce outstanding debt.  In addition, the Company received a payment of approximately $2.0 million in insurance proceeds on May 30, 2008 from the destruction by fire of its Hamilton, Alabama facility.  This payment was in addition to the payment of $1 million received by the Company in the third quarter fiscal 2008.  Due to the default under the senior credit facility, the Company must pay the entire $2.0 million received on May 30, 2008 to the senior lenders. In addition, the Company expects a federal income tax refund of approximately $6.5 million in the second quarter fiscal 2009.

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

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During the Company’s fiscal 2007 year, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of March 1, 2008, the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of March 1, 2008, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.7 million).  As of March 1, 2008, the Company has a remaining liability to the selling shareholders totaling $1.9 million (which reflects the aforementioned $1.3 million adjustment during fiscal 2007).  Payments totaling $0.3 million were made to the selling shareholders during fiscal 2008.  Of the remaining liability, approximately $0.1 million is classified as current, as the Company expects to submit payments to the selling shareholders during its fiscal 2009 year.  The remaining liability is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  The Company expects to fully utilize the Deal Related NOLs and other deal related expenses; however, the timing of the future payments of the long-term portion is unknown.

Capital Expenditures.   The Company has budgeted approximately $8.0 million for capital expenditures for fiscal 2009.  These expenditures include a provision for capacity expansion, system upgrades, and routine food processing capital improvement projects and other miscellaneous expenditures within the Company’s existing facilities.  Due to the uncertainty with respect to the Company’s long-term financing arrangements, the Company is not able to determine whether financing will be available to fund these capital expenditures.

If the Company experiences significant annual revenue growth in the future, the Company would be required to raise and invest additional capital for additional plant expansion projects to provide operating capacity to satisfy increased demand and specific customer requirements.  Due to the uncertainty with respect to the Company’s long-term financing arrangements, the Company is not able to determine whether financing will be available to fund any expansion projects.

Commercial Commitments, Contingencies, and Contractual Obligations

The Company provided a letter of credit in the amount of $5.7 million, $2.8 million, and $5.5 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, to its insurance carrier for the underwriting of certain performance bonds. The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims.  Letters of credit for these claims totaled $675,000 in both fiscal 2008 and fiscal 2007, and $110,000 in fiscal 2006.  Since the Company is in default of its covenants under its Credit Agreement, the Company is unable to renew existing letters of credit or obtain new letter of credit without a waiver from the required lenders under the Credit Agreement.  The Company’s current letter of credit to its insurance carrier for the underwriting of certain performance bonds expires on September 30, 2008.  Under the Company’s USDA Commodity Program, the Company must provide, on or before July 1, 2008, a letter of credit to secure a performance and required by the USDA. The Company may be required to fund all or a substantial portion of the required letter of credit. The Company’s letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims expire on November 8, 2008 and January 17, 2009.

The Company is involved in various legal proceedings. Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows. See Item 3 – ”Legal Proceedings” of this report and Note 19 – “Legal Proceedings,” to the Company’s Consolidated Financial Statements for further discussion of proceedings as of March 1, 2008.

The following tables summarize our contractual obligations and commitments as of March 1, 2008:

	Commitments by Fiscal Year
	(in thousands)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Letters of credit	$6,370	$6,370	$—	$—	$—
Purchase commitments for capital projects	911	911	—	—	—
Purchase commitments for raw materials	9,183	9,183	—	—	—
Purchase commitments for natural gas	751	751	—	—	—
Other miscellaneous services	5	3	2	—	—
Total	$17,220	$17,218	$2	$—	$—

	Contractual Obligations by Fiscal Year
	(in thousands)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt (3)	$366,000	$250	$240,750	$125,000	$—
Capital lease obligations (1)	2,716	1,667	1,026	23	—
Operating lease obligations	7,340	5,388	1,917	35	—
Interest for early termination of swap (3)	6,866	6,866	—	—	—
Interest on fixed-rate debt (2)	56,143	12,741	24,886	18,516	—
Interest on variable-rate debt (2)	31,475	5,444	26,031	—	—
Severance obligations under employment agreements (4)	2,486	—	—	—	2,486
Total	$473,026	$32,356	$294,610	$143,574	$2,486

(1)           Capital lease obligations include interest component related to leases.

(2)           Estimated payments for interest are based on actual interest rates for fixed and variable-rate debt outstanding as of March 1, 2008 assuming that the outstanding balances remain unchanged until maturity.

(3)           The Company has reclassified its borrowings under the term loan, its revolving line of credit, and its Notes as a result of the default under the Credit Agreement discussed above.  In addition, early termination of the swap agreement due to the default would require the Company to settle by paying approximately $6.9 million in interest as of March 1, 2008.  Subsequent to year end, as a result of the default under the senior credit facility, cross-default under the Company’s Swap Agreement occurred.  On June 16, 2008, the Company voluntarily terminated its Swap agreement.  As a result of the termination, the Company will owe approximately $4.0 million to the lender in net settlement payments upon demand.

(4)           Payment of severance obligations is contingent upon the termination of employment of the related employees.  As these dates are not determinable, all such amounts have been presented as payable in more than 5 years.

In conjunction with the Acquisition of Pierre, the Company and the selling shareholders entered into a tax sharing and indemnification agreement containing certain representations and warranties of the selling shareholders with respect to taxes.  As of the end of fiscal 2008, the Company has recorded the remaining liability, which is classified as both current and long-term based on the expected timing of the remaining payments to the selling shareholders.  While the Company expects to fully utilize the Deal Related NOLs and other deal related expenses, the obligations to the selling shareholders under the tax sharing and indemnification agreement and the timing of future payments are unknown, and therefore, excluded from the table above.  See “Tax Sharing Agreement with Selling Shareholders” for further discussion.

Inflation

During fiscal 2008, fiscal 2007, and fiscal 2006, the Company experienced increased pricing for commodities and packaging materials used to manufacture its products and the cost to distribute its products, and expects this trend to continue.  The Company attempts to manage such increases through purchase orders, market-related pricing contracts, and by passing on such cost increases to its customers.  The Company believes that the rising cost for commodities, packaging, and distribution are partially attributable to the spike in oil and natural gas prices.  Although the Company believes that it will be able to offset some or all of the impact of raw material, packaging, and distribution cost increases in the future through sales price increases and through cost saving initiatives, there is no assurance that the Company’s operating results will not continue to be negatively impacted.

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

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its financial statements.

Cash and cash equivalents.  For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable.   As of March 1, 2008, the Company had actual cash of $11.6 million (of which $11.4 million was held in accounts with the Company’s bank that is primarily responsible for its cash management), which was offset by outstanding checks of $6.0 million, resulting in a net reclassification of $6.0 million and a remaining net cash on hand balance of $5.6 million.  The remaining cash balance represents cash on hand in excess of outstanding checks.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.   As of March 1, 2008, the Company had no cash equivalents.

Revenue Recognition.  The Company records revenues from its sales of food products at the time title transfers.  Standard shipping terms are FOB destination. Based on these terms, title passes at the time the product is delivered to the customer.  Revenue is recognized as the net amount to be received by the Company after deductions for estimated discounts, product returns, and other allowances.  These estimates are based on historical trends and expected future payments (see also “Promotions” below).  The Company records revenues and related expenses associated with Zar Tran at the time the delivery is completed.

Goodwill and Other Intangible Assets.  In conjunction with the Acquisition of Pierre, the Acquisition of Clovervale, and the Acquisition of Zartic, the Company’s management performed valuations of the Company’s other intangible assets for financial reporting purposes.  Assets identified through each of these valuation processes included formulas, customer relationships, licensing agreements, non-compete agreements, and certain trade names and trademarks.

In accordance with SFAS 142, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  As of March 1, 2008, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets, and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  As a result, the Company recognized impairment charges during fiscal 2008 of $172.1 million and $1.0 million for goodwill and indefinite-lived intangible assets, respectively.  No impairments of goodwill or indefinite-lived intangible assets existed at March 3, 2007 or March 4, 2006.

In addition, all other intangible assets with finite lives are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  The Company’s amortizable intangible assets are amortized using primarily accelerated amortization methods, in addition to the straight-line amortization method, in order to allocate expected benefit derived from the assets over the estimated useful life of such assets.  As of March 1, 2008, the Company performed the annual impairment review of finite-lived intangible assets with finite lives and determined an impairment existed.  Such impairment resulted in the Company recognizing an impairment loss during fiscal 2008 totaling $46.3 million.  In addition, the Company recognized an impairment charge of approximately $3.0 million related to finite lived formulas developed for a customer that the Company classifies as other non-current assets.  No impairment existed at March 3, 2007 or March 4, 2006.  See Note 7, “Goodwill and Other Intangible Assets” to the Company’s consolidated financial statements for further discussion on such impairments.

The impairment analyses performed by the Company relied on financial forecasts of income and cash flow that are attributable to the Company’s reporting units and indefinite-lived intangible assets and then discounted to present value at rates reflective of the Company’s cost of capital.  Future changes in the Company’s financial forecasts or cost of capital might adversely affect the value of the Company’s reporting units or indefinite-lived intangible assets.  The Company will continue to perform impairment tests on an annual basis and on an interim basis, if certain conditions exist.

Promotions.  Promotional expenses associated with customer rebates, marketing promotions, and special pricing arrangements are recorded as a reduction of revenues or as selling expense at the time the sale is recorded.  Certain of these expenses are estimated based on historical trends, expected future payments to be made under these programs, and expected future customer deductions to be taken under these programs.  The Company believes the estimates recorded in the financial statements are reasonable estimates of the Company’s liabilities under these programs.

Self-insurance Liabilities.  The Company is primarily self-insured for medical and workers’ compensation claims.  An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on historical experience and management judgment.  Changes in assumptions for such matters as medical costs and actual experience could cause estimates to change in the near term.  In fiscal 2008, the workers compensation reserve was based on a discount rate of 5.0% which is not significantly different from the risk free interest rate as of March 1, 2008.

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

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in SFAS 123(R)), the Company adopted SFAS 123(R) using the prospective adoption method.  The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123(R), because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled award after the date of initial adoption.  No new Options were issued, modified or settled subsequent to adoption.

The long-term incentive portion of the Company’s compensation program also includes the issuance of restricted stock of Holding to employees of the Company.  The Company accounts for such compensation under SFAS 123(R).

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurement.  SFAS 157 is effective for annual fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  Two FASB Staff Positions (“FSP”) on SFAS 157 were subsequently issued.  On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP is effective for fiscal years beginning after November 15, 2008.  On February 14, 2007, FSP No. 157-1 excluded FASB No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB No. 141R, “Business Combinations.”  This FSP is effective upon initial adoption of SFAS 157.  The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141R.  SFAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition, and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value.  The pronouncement also requires that transactions costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset, and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting.  SFAS 141R is required to be adopted prospectively, other than an exception for income taxes, effective for fiscal years beginning after December 15, 2008.  The Company has not yet assessed the impact of SFAS 141R on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 modifies the reporting for noncontrolling interest in the balance sheet and minority interest income/expense in the income statement.  The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions.  SFAS 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008.  The Company has not yet assessed the impact of SFAS 160 on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates, commodity prices, and foreign exchange rates.   Changes in these factors could cause fluctuations in the Company’s financial condition, results of operations and cash flows.  The Company owned no derivative financial instruments or non-derivative financial instruments held for trading purposes at March 1, 2008 or March 3, 2007.  Certain of the Company’s outstanding non-derivative financial instruments at March 1, 2008 and March 3, 2007 are subject to interest rate risk, but not subject to foreign currency or commodity price risk.

Interest Rate Risk.  The Company’s interest rate risk, includes the potential losses arising from changing interest rates and the impact such changes have on long-term debt.  The Company’s policy is to manage interest rate risk by maintaining a combination of fixed and variable-rate financial instruments in amounts and with maturities that management considers appropriate.  As a result of the Company’s default under the financial covenants in its senior credit facility for the quarter ended March 1, 2008 previously discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the risks associated with long-term debt at March 1, 2008 have increased since March 3, 2007.

Of the long-term debt outstanding at March 1, 2008, the $125.0 million of Notes and the $2.5 million of capital leases accrue interest at fixed interest rates, while the $227.0 million outstanding borrowings under the Term B Loan facility and the revolving credit facility accrue interest at a variable interest rate.  At March 1, 2008, the Company had outstanding borrowings totaling $14.0 million under the revolving credit facility.  A rise in prevailing interest rates could have adverse effects on the Company’s financial condition and results of operations.  A 25 basis point increase in the reference rates for the Company’s average variable-rate debt outstanding during fiscal 2008 would have increased the Company’s net loss for that period by approximately $0.5 million.

Effective October 29, 2007 and August 16, 2007, the Company entered into interest rate swap agreements (the “Swaps”) to reduce its exposure to interest rate fluctuations on portions of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows.  The Swaps have notional amounts of $25.0 million and $175.0 million with fixed rates of 4.52% and 5.14%, respectively, thereby effectively converting portions of the floating rate term debt to fixed rate obligations of 8.52% and 9.14%, respectively, as of March 1, 2008 (4.52% and 5.14% plus applicable margin).  The October 29, 2007 swap will expire on May 18, 2009.  A portion of the August 16, 2007 swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009.  The difference between the three-month LIBOR rate and respective swap rates will be settled in cash on the interest payment dates.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”), the Swaps do not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment.  The change in the fair value of the Swaps of approximately $6.9 million is reflected as an increase in interest expense in fiscal 2008.  As of March 1, 2008, the Company has recorded a liability totaling $6.9 million to recognize the Swaps at fair value.  Subsequent to year end, as a result of the default under the senior credit facility, a cross-default under the Company’s Swap Agreement occurred.  On June 16, 2008, the Company voluntarily terminated its Swap agreement.  As a result of the termination, the Company will owe the lender approximately $4.0 million in net settlement payments.

The following table summarizes the Company’s market risks associated with long-term debt outstanding at March 1, 2008.  The table presents principal cash outflows and related interest rates by maturity date.

	March 1, 2008 Expected Maturities in Fiscal Years Long-Term Debt
Fiscal Year	Variable-Rate Long-Term Debt	Fixed-Rate Long-Term Debt	Weighted Average Interest Rate
	(in thousands)
2009	250	1,534	7.70%
2010	14,750	781	8.74%
2011	226,000	188	8.81%
2012	—	23	9.06%
2013	—	125,000	9.88%
Thereafter	—	—	—%
Total	$241,000	$127,526	8.40%

Fair Value	$241,000	$85,026

Foreign Exchange Rate Risk.   The Company bills customers in foreign countries in US dollars, with the exception of sales to Canada.  The Company does not believe the foreign exchange rate risk on Canadian sales is material.  However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because the Company’s products may be more expensive for those customers to pay for in their local currency.  At March 1, 2008 and March 3, 2007, all trade receivables were denominated in US dollars.

Commodity Price Risk.  Certain raw materials used in food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs.  The primary raw materials used in the Company’s food processing operations are boneless beef, chicken and pork, flour, yeast, seasonings, cheese, breading, soy proteins, peanut butter, and packaging supplies.  During fiscal 2008, the weighted average prices the Company paid for beef, chicken, pork, and cheese (increased) by approximately (1.5%), (24.6%), (7.4%) and (37.1%), respectively, over the weighted average prices the Company paid for these raw materials during fiscal 2007.  During fiscal 2007, the weighted average prices the Company paid for beef, chicken, pork, and cheese (increased) decreased by approximately 5.9%, (1.9%), 4.6%, and 11.2%, respectively, over the weighted average prices the Company paid for these raw materials during fiscal 2006.  The Company attempts to manage such fluctuations through purchase orders, market-related pricing contracts, fixed-price contracts, and by passing on such cost increases to customers, however has been unable to successfully protect the Company against all increases.  At March 1, 2008, the Company evaluated commodity pricing risks and determined it was not currently beneficial to use derivative financial instruments to hedge the Company’s current positions with respect to such pricing exposures.  In addition, the Company’s Credit Agreement restricts the Company’s ability to use derivative financial instruments.

Fair Value of Financial Instruments.  The Company’s non-derivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt.   The estimated fair values of the financial instruments have been determined by the Company using available market information and appropriate valuation techniques.  Considerable judgment is required, however, to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  See further discussion in Note 13, “Disclosures About Fair Values of Financial Instruments,” to the Company’s Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements required by this Item are on pages F-1 through F-35 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Not applicable.

Item 9A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of its management including the President and Chief Executive Officer, Vice President and Chief Financial Officer, and the Vice President, Finance, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the Company’s President and Chief Executive Officer, Vice President and Chief Financial Officer, and the Vice President, Finance, have concluded that as of March 1, 2008, the Company’s disclosure controls and procedures were ineffective because of the material weakness in internal controls over financial reporting described in Management’s Report on Internal Control Over Financial Reporting.

Due to the material weakness described in Management’s Report on Internal Control Over Financial Reporting, the Company’s management performed additional analyses and other procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this annual report on Form 10-K to ensure that the Company’s consolidated financial statements are in accordance with generally accepted accounting principles.  Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for all periods presented.

Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the President and Chief Executive Officer, Vice President and Chief Financial Officer, and Vice President, Finance, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable probability that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in our internal control over financial reporting as of March 1, 2008:

•                  Inadequate controls – accrued commodity accounts.  This material weakness is primarily attributable to a breakdown in the Company’s information and communication controls, resulting in the lack of timely disclosure and communication of certain changes made by the USDA to its Commodity Program to the Company’s finance and treasury functions.  This ultimately resulted in a situation in which a proper analysis of the liability related to the Commodity Program was not being performed.  As a result of this material weakness, an audit adjustment was recorded in conjunction with the audit of the Company’s fiscal 2008 consolidated financial statements prior to the issuance of such financial statements contained in this Form 10-K.

Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of March 1, 2008.

Management has undertaken procedures in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this annual report.  Accordingly, management believes that the consolidated financial statements included in this annual report fairly present, in all material respects, the Company’s financial position, results of operation, and cash flows for the periods presented.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls.   There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 1, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, in an effort to remediate the identified material weakness, the Company’s management is in the process of implementing a number of changes to its internal control over financial reporting including:

•                The Company’s finance staff will calculate the obligation and related liability monthly in conjunction with the monthly close procedures.

•                Calculations will be reviewed and approved by a member of the Company’s management prior to recording any adjustments to such liability.

While the Company believes that the remedial actions will result in correcting the weakness in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

ROBIN P. SELATI, DIRECTOR, age 42, has served as a director since June 2004.  Mr. Selati is a Managing Director of MDP and joined the firm in 1993.  Prior to joining MDP in 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group.  Mr. Selati also serves on the Board of Directors of Carrols Restaurant Group Inc., Tuesday Morning Corporation, Ruth’s Chris Steak House, Inc., and The Yankee Candle Company.

NICHOLAS W. ALEXOS, DIRECTOR, age 44, has served as a director since June 2004.  Prior to co-founding MDP in 1993, Mr. Alexos was with First Chicago Venture Capital for four years.  Mr. Alexos also serves on the Board of Directors of VWR International, Inc. and Sirona Dental Systems, Inc.

GEORGE A. PEINADO, DIRECTOR, age 38, has served as a director since June 2004.  Mr. Peinado is a Managing Director of MDP and joined the firm in 2004.  Prior to joining MDP, Mr. Peinado was with DLJ Merchant Banking Partners and Morgan Stanley & Co.  Mr. Peinado also serves on the Board of Directors of The Yankee Candle Company and CDW Corporation.

SCOTT W. MEADER, DIRECTOR, age 46, became a director in October 2004.  Mr. Meader was formerly the President and Chief Executive Officer of Milnot Holding Corp., having served in that position from 1997 until 2006.  Prior to Milnot Holding Corp., Mr. Meader held various positions with Burns Philps Foods PLC, Pet Incorporated, A.T. Kearney and Quaker Oats Co.  Mr. Meader also serves as Chairman of the Board of Directors for Nellson Nutraceuticals Inc.

NORBERT E. WOODHAMS, PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR AND CHAIRMAN OF THE BOARD, age 62, became the Company’s President and Chief Executive Officer in December 1999 and became a director in June 2004 upon completion of the Acquisition of Pierre.  He was elected as Chairman of the Board of the Company effective January 11, 2005.  Immediately prior to his election to those offices, Mr. Woodhams was President of Pierre Foods, LLC, the Company’s former operating subsidiary, having served in that position since the Company’s acquisition of Pierre Cincinnati in June 1998.

CYNTHIA S. HUGHES, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, age 55, became the Company’s Vice President and Chief Financial Officer in February 2008.  Immediately prior, she was the Chief Financial Officer of Effox, a division of CECO Environmental Corp, serving in that position since 2003.  Prior to 2003, Ms. Hughes was the Chief Financial Officer of Klosterman Baking Company, Inc. and held various positions within Pierre and its predecessors.

ANTHONY J. SCHRODER, SENIOR VICE PRESIDENT OF SALES, age 41, has served in his current position since November 2007.  Immediately prior, he was the Group Vice President Vending, Convenience Store, and Warehouse Club/Retail Divisions, having served in that position since December 2006.  In addition to holding various sales management positions, he began his career as a Production Supervisor with the Company starting in February 1990.  He currently serves on the Board of Directors for the National Automatic Merchandising Association.

JOSEPH W. MEYERS, VICE PRESIDENT, FINANCE, age 41, has served as the Company’s Vice President, Finance since February 2008.  Immediately prior, he was the Company’s Chief Financial Officer, serving that position since January 2007.  Prior to becoming the Company’s Chief Financial Officer, he served as Vice President, Finance, having served in that position since February 2003.  He also held various accounting and finance positions with the Company since 1996.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Nicholas W. Alexos is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.  Although the Company does not currently have securities listed on a national exchange or on an inter-dealer quotation system, it has selected the definition of “independent” promulgated by the New York Stock Exchange (“NYSE”) to determine whether its directors are independent.  Mr. Alexos is a Managing Partner of Madison Dearborn Partners, LLC, the general partner of Madison Dearborn Partners IV, L.P., which is the general partner of Madison Dearborn Capital Partners IV, L.P., which holds approximately 89.6% of the issued and outstanding capital stock of Holding, and therefore, the Board of Directors has determined that Mr. Alexos is not independent.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

General Overview.   As part of the Acquisition of Pierre, MDP, Norbert E. Woodhams, the Company’s President and Chief Executive Officer, and Robert C. Naylor, the Company’s former Senior Vice President of Sales and Marketing, became the owners of Holding.  Following the closing of the Acquisition of Pierre, Nicholas Alexos, George Peinado, and Robin Selati, each an employee of an affiliate of MDP, and Mr. Woodhams became directors of the Company.  In January 2005, Scott Meader, who is not affiliated with MDP or the Company, was added as a director of the Company.  At present, the Company’s Compensation Committee is comprised of Messrs. Alexos, Peinado and Selati.

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

Mr. Naylor retired from the Company, effective October 31, 2007.  In connection with such retirement, the Company entered into an agreement, which became effective November 6, 2007, pursuant to which Mr. Naylor was paid the severance payments and other benefits described in his employment agreement, except that in lieu of one-year of coverage under the Company’s life and long-term disability insurance programs, Mr. Naylor was paid $121,799.  The Company also transferred title and ownership of a trailer and vehicle to Mr. Naylor, which had an approximate value of $25,000.

On November 28, 2007, Anthony J. Schroder became the Company’s Senior Vice President of Sales, and entered into an employment agreement with the Company.  The compensation payable to Mr. Schroder in his Employment Agreement reflects an increase in his compensation commensurate with the change in his duties resulting from his promotion to Senior Vice President of Sales, and at the rate that the Compensation Committee deemed to be appropriate for the market.  In addition, Holding entered into a restricted stock agreement with Mr. Schroder, which was effective January 11, 2008 and pursuant to which Mr. Schroder purchased 5,000 shares of restricted common stock of Holding for $0.25 per share.  Such shares vest daily over four years.

On February 18, 2008, Cynthia S. Hughes became the Company’s Vice President and Chief Financial Officer.  In connection with the employment of Ms. Hughes, the Company entered into an employment agreement with Ms. Hughes.  Ms. Hughes compensation in her employment agreement was set by the Compensation Committee based on the market rates for similar positions.  In addition, Holding entered into a restricted stock agreement with Ms. Hughes effective as of February 18, 2008, pursuant to which Ms. Hughes purchased 5,000 shares of restricted common stock of Holding for $0.25 per share.  Such shares vest daily over four years.

Following the Acquisition of Pierre, effective September 5, 2004, certain members of the Company’s management, including Joseph W. Meyers, the Company’s Vice President, Finance, and Anthony J. Schroder who was then the Company’s Vice President of Sales, Marketing, and New Product Development for the Vending division, were awarded options to purchase shares of common stock of Holding.  MDP and the Company believe that the equity ownership in Holding further aligns the interests of the Company’s executive officers and other management with those of MDP and other equity investors and encourages the Company’s executive officers and other management to operate the business in a manner that enhances the Company’s equity value.

Throughout this analysis, Norbert E. Woodhams, the Company’s President and Chief Executive Officer, Cynthia S. Hughes, the Company’s Vice President and Chief Financial Officer, Anthony J. Schroder, the Company’s Senior Vice President of Sales, Joseph W. Meyers, the Company’s Vice President, Finance, and Robert C. Naylor, the Company’s former Senior Vice President of Sales and Marketing, are referred to as the “named executive officers.

Executive Compensation Philosophy.  The Company’s executive compensation program is administered by the Compensation Committee of the Company’s Board of Directors.  The role of the Committee is to review and approve salaries and other compensation of the named executive officers of the Company, to administer the stock option plan of Holding, to administer the restricted stock plan of Holding, to review and approve stock option grants and restricted stock awards under such plans to all employees of the Company, including the named executive officers of the Company, and to review and approve the annual cash incentive plans for all employees, including the named executive officers.  The Company’s compensation philosophy is that total cash compensation should vary with performance and long-term incentive should be closely aligned with the interests of the Company’s stockholder and the stockholders of Holding.  The objectives of the Company’s compensation policies are to:

•                 Provide a level of compensation that will allow the Company to attract, motivate, retain, and reward talented executives who have the ability to contribute to the Company’s success;

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

•                  Stock options;

•                  Restricted stock;

•                  Benefits and perquisites;

•                  Severance and change-in-control payments; and

•                  Deferred compensation.

Base Salary.  As part of the Acquisition of Pierre, MDP negotiated employment agreements with each of Messrs. Woodhams and Naylor.  In addition, during fiscal 2008, the Company negotiated employment agreements with Mr. Schroder and Ms. Hughes.  The base salaries of each are specified in their respective employment agreement.  For each of Messrs. Woodhams and Naylor, the respective employment agreements provide for an annual increase for cost-of-living increases.    For each of Mr. Schroder and Ms. Hughes, their respective base salaries are reviewed annually and may be increased based on performance.

Annual Incentive Compensation.   In addition to base salary, each named executive officer has participated in an annual cash incentive plan, which constitutes the variable, performance-based component of an executive’s cash compensation.  The annual cash incentive plan is designed to reward members of management and other key individuals for performance in the applicable fiscal year.  The fiscal 2008 plan, and the plans in prior years, provided for a target incentive opportunity for each participant consistent with market practice for such participant’s position or job function.  The annual incentive plan was structured to provide a “pool” of dollars based upon the Company’s attainment of certain EBITDA targets for the applicable fiscal year, which are approved by the Compensation Committee.  For purposes of the incentive plan, EBITDA is calculated by adding to, or to the extent a benefit, subtracting from, net income (loss) the following: (i) interest expense, (ii) income tax (provision) benefit, and (iii) amortization and depreciation, each as shown on the Company’s Consolidated Financial Statements.  The achievement of the maximum payout targets is challenging for the Company unless the Company experiences significant sales growth or significantly reduces expenses during the fiscal year.  During fiscal 2008, the minimum EBITDA targets were not met under the Fiscal 2008 Executive Incentive Compensation Plan, and therefore, none of the named executive officers received any pay-out under the plan.

Stock Options.   The long-term incentive portion of the Company’s compensation program includes stock options to purchase shares of common stock of Holding.  The purposes of providing long-term equity incentives are to promote the Company’s long-term growth and profitability by aligning the interests of the Company’s executives with the interests of the stockholder of the Company and the stockholders of Holding.  The options granted to the named executive officers were originally made as part of the Acquisition of Pierre and no additional options have been granted to any of the named executive officers since that time.  The options are for a ten year term.  For each option, 40% vests daily over a five year period and 60% vests based upon the Company’s achievement of certain performance goals.  The performance goals were set by MDP in conjunction with the Acquisition of Pierre and are tied to the enterprise value of the Company, which is calculated by multiplying a fixed EBITDA target by a pre-determined multiple and then deducting (i) the net debt (long-term debt, less current installments plus the current installments of long-term debt, less cash on hand, each as shown in the Company’s Consolidated Financial Statements and footnotes thereto) and (ii) preferred equity of Holding ($133.0 million) and unpaid accumulated dividends on such equity, which accrue at 10% per annum on the original principal amount and on all accrued, but unpaid dividends from June 30, 2004. For purposes of the stock option plan, EBITDA is calculated in the same manner as for the annual cash incentive plan, described immediately above.  To date, the performance targets have not been met and therefore, none of the performance-based options have vested.  The exercise price of all outstanding options to purchase shares of common stock of Holding is $10.00 per share.

Restricted Stock.  The long-term incentive portion of the Company’s compensation program also includes the issuance of restricted stock of Holding.  5,000 shares of restricted common stock of Holding were sold for $0.25 per share to each of Mr. Schroder and Ms. Hughes in connection with their employment with the Company.  The purposes of issuing restricted stock to named executive officers are the same as those described above for stock options.  The restricted shares issued to Mr. Schroder and Ms. Hughes vest daily over a four year period.

Severance and Change in Control Benefits.   As part of the Acquisition of Pierre, the Company entered into employment agreements with each of Messrs. Woodhams and Naylor.  In addition, during fiscal 2008, the Company entered into employment agreements with each of Mr. Schroder and Ms. Hughes.  Each employment agreement provides for certain severance benefits to be paid to the named executive officer if the Company terminates the named executive officer’s employment without “cause,” the named executive officer resigns at any time for “good reason”, each as defined in the applicable employment agreement, or with respect to Messrs. Woodhams or Naylor, the Company elects not to renew the term of the agreement or the named executive officer resigns without good reason or elects not to renew the term of his employment agreement (and in either such case the Company elects that he be bound by the non-competition provisions).  In addition, each employment agreement provides for severance payments if the named executive officer elects not to renew the term of his agreement or if he resigns without good reason; provided, however, the Company may elect not to make the severance payments in such circumstances in which case, the named executive officer would not be bound by the non-competition provisions in his agreement.  The Company believes that in these situations, the Company should provide reasonable severance benefits to assist the named executive officer with this transition, recognizing that it may take time for a named executive officer to find comparable employment elsewhere.

Any unvested stock options and restricted stock held by a named executive officer immediately vest upon a change-in-control of the Company or Holding.  The Company believes that such accelerated vesting could align the interests of the named executive officer with the interests of the stockholder of the Company and the other stockholders of Holding in the event of a sale of the Company when the named executive officer’s interests might otherwise be opposed to the sale of the Company.

Benefits and Perquisites.   The Company’s named executive officers participate in a retirement savings plan, which includes contributory and non-contributory provisions, as well as various health and welfare benefit plans on the same basis as other salaried employees.  The Company’s objective is to offer all salaried employees, including the named executive officers, a benefits package that is competitive within the food processing industry.  In addition, the Company provides certain athletic and social club memberships for Mr. Woodhams (and previously provided such memberships to Mr. Naylor), which are considered to be commensurate with their respective positions in the Company and beneficial for sales and marketing objectives.  Each of the Company’s named executive officers is provided with a Company automobile to use or a monthly allowance for the use of an automobile.

Deferred Compensation.   In connection with the Acquisition of Pierre, Messrs. Woodhams and Naylor invested approximately $4.9 million in a deferred compensation plan.  This deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with an aggregate liquidation value of approximately $6.9 million at March 1, 2008.  As with stock options and restricted stock, the deferred compensation promotes the Company’s long-term growth and profitability by aligning the interests of the executives with those of the Company’s stockholder and the stockholders of Holding.  Mr. Naylor continues to participate in this plan despite his retirement from the Company in fiscal 2008.

Summary Compensation Table

The following information presents compensation information for services to the Company, for fiscal 2008 and fiscal 2007, for each of the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Non-qualified Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Norbert E. Woodhams,
President and Chief	2008	398,607	—		9,538	—	371,352	(3)	159,647	(4)	939,144
Executive Officer	2007	394,574	—		9,538	139,887	337,500	(5)	160,552	(6)	1,042,051

Robert C. Naylor, Senior Vice
President of	2008	193,479	—		3,814	—	275,517	(7)	261,180	(8)	733,990
Sales and Marketing	2007	263,050	—		5,869	93,258	250,470	(9)	151,660	(10)	764,307

Cynthia S. Hughes,
Vice President and
Chief Financial Officer	2008	8,077	15,000	(11)	—	—	—		932	(12)	24,009

Joseph W. Meyers,	2008	230,000	—		661	—	—		22,302	(13)	252,963
Vice President, Finance	2007	136,408	—		661	22,516	—		20,209	(14)	179,794

Anthony J. Schroder,
Senior Vice President
of Sales	2008	150,796	—		461	—	—		8,776	(15)	160,033

(1)

Amounts shown in this column relatedto stock options granted under Holding’s Stock Option Plan. The amounts are valued based on the compensation cost that the Company would have recognized during fiscal 2008 under FASB 123(R) had the Company not adopted FASB 123(R) using the prospective adoption method.

(2)	Payment Pursuant to the Company’s Fiscal 2007 Executive Incentive Compensation Plan.

(3)

Represents dividends on the deferred stock bonus held in Mr. Woodham’s account under the Pierre Foods, Inc. Deferred Compensation Plan, including 10% per annum on the initial value of $2,790,000 ($279,000) and 10% per annum on all unpaid dividends through the end of fiscal 2008 ($92,352).  See Nonqualified Deferred Compensation table for additional information.

(4)

Represents $109,091 in life insurance premiums, $10,638 in disability insurance premiums, $26,733 in automobile lease payments, $7,586 in matching contributions made by the Company to the Company’s 401(k) plan, and $5,599 in club memberships.

(5)

Represents dividends on the deferred stock bonus held in Mr. Woodham’s account under the Pierre Foods, Inc. Deferred Compensation Plan, including 10% per annum on the initial value of $2,700,000 ($279,000) and 10% per annum on all unpaid dividends through the end of fiscal 2007 ($58,500). See Nonqualified Deferred Compensation table for addition information.

(6)

Represents $109,091 in life insurance premiums, $13,042 in disability insurance premiums, $20,448 in automobile lease payments, $7,737 in matching contributions made by the Company to the Company’s 401(k) plan, and $10,234 in club memberships.

(7)

Represents dividends on the deferred stock bonus held in Mr. Naylor’s account under the Pierre Foods, Inc. Deferred Compensation Plan, including 10% per annum on the initial value of $2,070,000 ($207,000) and 10% per annum on all unpaid dividends through the end of fiscal 2008 ($68,517).  See Nonqualified Deferred Compensation table for additional information.

(8)

Represents $112,428 in severance payments, $113,287 in life insurance premiums, $12,658 in disability insurance premiums, $16,973 in automobile lease payments, and $5,834 in matching contributions made by the Company to the Company’s 401(k) plan.

(9)

Represents dividends on the deferred stock bonus held in Mr. Naylor’s account under the Pierre Foods, Inc. Deferred Compensation Plan, including 10% per annum on the initial value of $2,070,000 ($207,000) and 10% per annum on all unpaid dividends through the end of fiscal 2007 ($43,470).  See Nonqualified Deferred Compensation table for additional information.

(10)

Represents $109,091 in life insurance premiums, $9,971 in disability insurance premiums, $18,996 in automobile lease payments, $7,575 in matching contributions made by the Company to the Company’s 401(k) plan, and $6,027 in club memberships and payment for opting out of the Company’s health insurance coverage.

(11)	Represents $15,000 for a one-time bonus in connection with commencement of employment with the Company.

(12)	Represents $346 in automobile lease payments and $586 in matching contributions made by the Company to the Company’s 401(k) plan.

(13)	Represents $16,773 in automobile lease payments and $5,529 in matching contributions made by the Company to the Company’s 401(k) plan.

(14)	Represents $12,166 in automobile lease payments, $3,692 in matching contributions made by the Company to the Company’s 401(k) plan, and $4,351 in a prize won at an employee holiday party.

(15)	Represents $5,006 in automobile lease payments and $3,770 in matching contributions made by the Company to the Company’s 401(k) plan.

Employment Contracts

In connection with the Acquisition of Pierre, each of Messrs. Woodhams and Naylor entered into an employment agreement with Holding, which provided for employment through June 29, 2005.  The term of each employment agreement automatically renewed after a one-year term, and will continue to renew for successive one-year terms unless either party gives the other party written notice of its intent not to renew at least 60 days prior to the expiration of the then-current term.  Pursuant to such agreements, Mr. Woodham’s base salary was set at $375,000 per year and Mr. Naylor’s was set at $250,000 per year, in each case subject to annual adjustments for inflation.  In addition, both are entitled to (i) participate in the annual incentive compensation plan for senior executives of Pierre, (ii) participate in employee benefit programs in which senior executives of Pierre are generally eligible to participate, (iii) use of a company car, and (iv) obtain reimbursement of all reasonable out-of-pocket expenses.  If the named executive officer is terminated without cause, dies or becomes disabled, or he resigns for good reason (each as defined in the employment agreement), he will be entitled to receive his base salary for one year and to continue to participate in employee welfare benefit plans during the one-year period.  Each employment agreement contains customary nondisclosure of confidential information provisions and noncompetition covenant with Pierre for a period of one year after termination of employment.

Effective October 31, 2007, Mr. Naylor retired from the Company.  In connection with such retirement, the Company entered into an agreement, which became effective November 6, 2007, pursuant to which Mr. Naylor was paid the severance payments and other benefits described in his employment agreement , except that in lieu of one-year of coverage under the Company’s life and long-term disability insurance programs, Mr. Naylor was paid $121,799.  The Company also transferred title and ownership of a trailer and vehicle to Mr. Naylor, which had an approximate value of $25,000.

Effective November 28, 2007, Mr. Schroder entered into an employment agreement with the Company, which provided for employment for a term of three years.  Pursuant to such agreement, Mr. Schroder’s base salary was set at $180,000 per year, subject to annual increases based on the discretion of the Chief Executive Officer.  In addition, Mr. Schroder is entitled to (i) participate in the annual incentive compensation plan for senior executives of Pierre, (ii) participate in employee benefit programs in which senior executives of Pierre are generally eligible to participate, (iii) receive a car allowance, and (iv) obtain reimbursement of all reasonable out-of-pocket expenses.  If the named executive officer is terminated without cause, dies or becomes disabled, or he resigns for good reason (each as defined in the employment agreement), he will be entitled to receive his base salary and reimbursement of the employer portion of COBRA premiums for one year or if such termination occurs after a sale of the Company (as defined in the employment agreement), for up to two years following the sale of the Company.  Mr. Schroder’s employment agreement contains customary nondisclosure of confidential information provisions and noncompetition covenant with Pierre for a period of one year after termination of employment.

Effective February 18, 2008, Ms. Hughes entered into an employment agreement with the Company, which provided for employment for a term of four years.  Pursuant to such agreement, Ms. Hughes’ base salary was set at $210,000 per year, subject to annual increases based on the discretion of the Chief Executive Officer.  In addition, Ms. Hughes is entitled to (i) participate in the annual incentive compensation plan for senior executives of Pierre, in addition to receiving a one-time bonus of $15,000 to be paid on February 29, 2008, (ii) participate in employee benefit programs in which senior executives of Pierre are generally eligible to participate, (iii) receive car allowance, and (iv) obtain reimbursement of all reasonable out-of-pocket expenses.  If the named executive officer is terminated without cause, dies or becomes disabled, or she resigns for good reason (each as defined in the employment agreement), she will be entitled to receive her base salary and reimbursement of the employer portion of COBRA premiums for one year or if such termination occurs after a sale of the Company (as defined in the employment agreement), for up to two years following the sale of the Company.  Mr. Hughes’ employment agreement contains customary nondisclosure of confidential information provisions and noncompetition covenant with Pierre for a period of one year after termination of employment.

Grants of Plan-Based Awards in Fiscal 2008

Under the Company’s Fiscal 2008 Executive Incentive Compensation Plan, upon the achievement of applicable EBITDA (earnings before interest, tax, depreciation, and amortization) measures, the payout to the named executive officers could have ranged from a minimum of 0% to a maximum of 200% of his or her annual base salary for each of Messrs. Woodhams, Naylor, Meyers, and Schroder, and for Ms. Hughes, except that for Messrs. Schroder and Naylor, and Ms. Hughes, the payout would be pro-rated based on the duration of their employment during fiscal 2008, had the Company achieved the required EBITDA measures.   If the measures were exceeded, the named executive officers could have earned an unlimited amount based upon the extent to which the EBITDA performance exceeded the targeted amounts, as determined by the Compensation Committee (with input of Mr. Woodhams with respect to payouts for Messrs. Meyers, Naylor, and Schroder, and Ms. Hughes).  The Company’s EBITDA for fiscal 2008 was not at the minimum target levels and therefore, no named executive officer received a payout.  However, as noted above, in connection with their respective Employment Agreements, Mr. Schroder and Ms. Hughes, each purchased 5,000 shares of restricted common stock under Holding’s 2008 Restricted Stock Plan.

GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)					All Other Stock Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
Norbert E. Woodhams, President and Chief Executive Officer	4/5/07	-0-	$797,214	$797,214	(2)	-0-	-0-

Robert C. Naylor, former Senior Vice President of Sales and Marketing	4/5/07	-0-	$388,679	$388,679	(2)	-0-	-0-

Cynthia S. Hughes, Vice President and Chief Financial Officer (3)	2/18/08	-0-	$13,846	$13,846	(2)	5,000	-0-	(4)

Joseph W. Meyers, Vice President, Finance	4/5/07	-0-	$460,000	$460,000	(2)	-0-	-0-

Anthony J. Schroder, Senior Vice President of Sales (3)	4/5/07	-0-	$204,231	$204,231	(2)	5,000	-0-	(4)

(1)      None were paid.

(2)      Assumes that the target EBITDA performance measure is met but not exceeded.  If the target EBITDA performance measure is exceeded, the named executive officer can earn an unlimited amount based upon the extent to which the target is exceeded, as determined by the Compensation Committee (with input from Mr. Woodhams with respect to awards for Ms. Hughes and Messrs. Schroder, Meyers, and Naylor).

(3)      For each of Mr. Schroder and Ms. Hughes, 5,000 shares of restricted common stock of Holding were sold to each in connection with their employment with the Company, for $0.25 per share.  Such shares vest daily over a four year period.

(4)      Named executive officer purchased for fair market value.

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at March 1, 2008.  The table reflects options to purchase common stock of Holding and shares of restricted stock of Holding.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($ )		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Share, Units or Other Rights That Have Not Vested
Norbert E. Woodhams, President and Chief Executive Officer(1)	15,616	-0-	37,612	(1)	$10.00	6/30/2014	-0-		N/A		-0-	N/A

Cynthia S. Hughes, Vice President and Chief Financial Officer	-0-	-0-	-0-		N/A	N/A	4,960	(4)	$1,240	(5)	-0-	N/A

Joseph W. Meyers, Vice President, Finance (2)	1,028	-0-	2,661	(2)	$10.00	10/20/2014	-0-		N/A		-0-	N/A

Anthony J. Schroder, Senior Vice President of Sales	716	-0-	1,853	(3)	$10.00	10/20/2014	4,830	(6)	$1,208	(5)	-0-	N/A

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

(3)     Option for a total of 2,569 shares of common stock of Holding was granted to Mr. Schroder effective September 5, 2004, of which 60% vest daily over a 5-year period, and 40% vest over 7 years if certain EBITDA targets are met.

(4)      Vested shares of restricted stock of Holding purchased by Ms. Hughes effective February 18, 2008.  The shares vest daily over a 4-year period.

(5)      Fair market value of $0.25 per share.

(6)      Vested shares of restricted stock of Holding purchased by Mr. Schroder effective January 11, 2007.  The shares vest daily over a 4-year period.

Option Exercises and Stock Vested

No named executive officer exercised any stock options of Holding during fiscal 2008.  The following table summarizes as of March 1, 2008 the number of shares of restricted common stock of Holding that have vested and the aggregate dollar value realized upon vesting of stock, or upon the transfer of an award for value:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)

Cynthia S. Hughes, Vice President and Chief Financial Officer	40	(1)	-0-	(2)

Anthony J. Schroder, Senior Vice President of Sales	170	(1)	-0-	(2)

(1)   Shares of Restricted Stock of Holding purchased by the named executive officer for $0.25 per share, the fair market value at the time of purchase.

(2)   The fair market value per share was $0.25 per share at March 1, 2008, the same as the purchase price per share paid by the named executive officer.

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

The following table summarizes the nonqualified deferred compensation held by each of Messrs. Woodhams and Naylor as of March 1, 2008.  Neither Messrs. Meyers and Schroder, nor Ms. Hughes,  had any nonqualified deferred compensation at any time during fiscal 2008.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Norbert E. Woodhams, President and Chief Executive Officer	-0-	-0-	$371,352	(1)	-0-	$3,993,633	(2)
Robert C. Naylor, Senior Vice President of Sales and Marketing	-0-	-0-	$275,517	(1)	-0-	$2,963,014	(2)

(1)      Included in the Summary Compensation Table.

(2)      Includes the initial deferred stock bonus account of $2,790,000 for Mr. Woodhams and $2,070,000 for Mr. Naylor, and accrued, but unpaid dividends on such amounts as of March 1, 2008.  In conjunction with Mr. Naylor’s retirement from the Company, the Board of Directors did not distribute to Mr. Naylor his deferred stock bonus account.  As such, Mr. Naylor continues to earn dividends.

Potential Payments Upon Termination or Change-in Control

Severance Benefits.  Each of Messrs. Woodhams and Schroder, and Ms. Hughes, are entitled to certain severance benefits under their respective employment agreements if (i) the Company terminates the named executive officer’s employment without “cause” (as defined in the employment agreement), (ii) the named executive officer resigns for “good reason” (as defined in employment agreement), or (iii) with respect to Mr. Woodhams, the Company elects not to renew the term of his employment agreement or he resigns without good reason or he elects not to renew the term of his employment agreement (and in either such case, the Company elects that Mr. Woodhams be bound by the non-competition provisions in his employment agreement. In any such event, the named executive officer will continue to receive his or her base salary and benefits to the date of termination.  In addition, Mr. Woodhams will receive his base salary and health and welfare benefits for one year following termination of employment, and with Mr. Schroder and Ms. Hughes will receive his or her base salary and reimbursement for the employer portion of COBRA premiums for the one year after termination of employment if a sale of the Company has not occurred and is not pending at the time of termination, or the longer of two years from the date of the sale of the Company or one year after termination of employment if a sale of the Company has occurred or is pending.  In addition, except in the case of termination of the named executive officer for cause or his resignation without good reason, each of Messrs. Woodhams and Schroder, and Ms. Hughes, are entitled to receive upon termination of employment, a pro rata portion of his or her annual incentive award for the year of termination.  In each case, the severance benefits are provided only upon the named executive officer signing, and not revoking, a general release in favor of the Company.

If termination of the named executive officer is initiated by the Company for cause or by the named executive officer without good reason or with respect to Messrs. Woodhams and Naylor, the named executive officer does not renew the term of his agreement (and in either of the last two cases, the Company elects not to pay severance in which case the named executive officer is not bound by the non-competition provision in his employment agreement), the named executive officer will not be entitled to any severance payments other than salary and benefits accrued through the termination date.

As previously discussed above, effective October 31, 2007, Mr. Naylor retired from the Company.  In connection with such retirement, the Company entered into an agreement, which became effective November 6, 2007, pursuant to which Mr. Naylor was paid the severance payments and other benefits described in his employment agreement , except that in lieu of one-year of coverage under the Company’s life and long-term disability insurance programs, Mr. Naylor was paid $121,799.  The Company also transferred title and ownership of a trailer and vehicle to Mr. Naylor, which had an approximate value of $25,000.

Non-Competition Provisions.  Each of Messrs. Woodhams and Schroder, and Ms. Hughes, is subject to non-competition restrictions in his or her employment agreement for a one-year period following termination of employment for any reason.  However, for Messrs. Woodhams, if he does not renew the term of his employment agreement or if he resigns without good cause (as defined in the agreement) and in either case, the Company elects not to pay severance benefits to him, he is not bound by the non-competition restrictions.  Mr. Naylor is currently subject to the non-competition provision in his employment agreement as a result of his retirement in fiscal 2008.

Potential Payments upon Termination or Change-in-Control.  Upon the termination of employment of any named executive officer, all options to purchase shares of common stock of Holding held by such named executive officer, which have not vested prior to the date of termination of employment, expire and are forfeited.  All vested options held by the named executive officer also expire and are forfeited upon the termination of his employment unless such termination of employment was (i) due to the named executive officer’s death or disability, in which case, the vested options expire 180 days following termination of employment, or (ii) by the Company without cause (as defined in the named executive officer’s employment agreement or if there is no such agreement, the stock option plan) or is due to the resignation or retirement of the named executive officer, in which cases, the vested options expire 60 days following the date of termination.

Upon termination of employment of a named executive officer, the Company or MDP may purchase any shares of common stock of Holding held by such executive officer and any unvested restricted common stock is forfeited. The purchase price for such shares is the fair market value as determined in good faith by the Compensation Committee (or if no such Committee, the full Board of Directors) of Holding, taking into account all relevant factors determinative of value (including lack of liquidity, but without regard to any discounts for minority interests).

If there is a change-in-control of Holding, which includes (i) the sale of the Company to an independent third party pursuant to which such party acquires capital stock of Holding possessing the voting power under normal circumstances to elect a majority of the Board of Directors of Holding or (ii) the sale of all or substantially all of the assets of the Company (on a consolidated basis), any options to purchase shares of common stock of Holding and any restricted stock of Holding held by any of the named executive officers that have not vested prior to such change-in-control, automatically vest, subject in the case of stock options, to limitations relating to the number that vest pursuant to the performance-vesting provisions.

Below is a summary of the estimated termination/severance benefits that would be paid in various circumstances as of March 1, 2008:

Name	Termination With Cause (1)		Termination Without Cause (2)		Death or Disability		Change-In- Control
Norbert E. Woodhams
Cash severance(4)	$—		$1,195,821		$1,195,821		$—
Health and welfare benefits	$—		$119,729		$119,729		$—
Purchase of Common Stock Options(3)	$—		$—		$—		$—
Deferred Compensation	$4,364,976	(5)	$4,364,976	(5)	$4,364,976	(5)	$—

Cynthia S. Hughes
Cash severance(4)	$—		$630,000	(7)	$630,000		$—
Health and welfare benefits	$—		$—		$—		$—
Purchase of Restricted Stock(6)	$—		$—		$—		$—

Joseph W. Meyers
Purchase of Common Stock Options(3)	$—		$—		$—		$—

Anthony J. Schroder
Cash severance(4)	$—		$540,000	(7)	$540,000		$—
Health and welfare benefits	$—		$—		$—		$—
Purchase of Common Stock Options(3)	$—		$—		$—		$—
Purchase of Restricted Stock(6)	$—		$—		$—		$—

(1)

Includes termination by the Company for cause, resignation by the named executive officer without good reason, or for Mr. Woodhams, he resigns without good reason or elects not to renew the term of his employment agreement and the Company elects not to pay severance in which case, the noncompetition provisions are not enforceable against Mr. Woodhams.

(2)

Includes (a) termination of the named executive officer’s employment by the Company without cause, (b) termination of employment due to the death or disability of the named executive officer, (c) resignation by the named executive officer without good reason, (d) for Mr. Woodhams, election by the Company not to renew the term of the named executive officer’s employment agreement, or (e) for Mr. Woodhams, election by the named executive officer not to renew the term of his other employment agreement or resignation by the named executive officer with good reason, in each case if the Company elects to pay the severance (in which case, the named executive officer is bound by the non-competition provisions in his employment agreement).

(3)

Assumes that the named executive officer does not exercise his vested options within the time limits set forth in his stock option agreement, rather, the named executive officer forfeits the shares due to the strike price for such Options being greater than the estimated fair market value of the underlying shares of common stock of Holding as of March 1, 2008.

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

(6)

Assumes that the Company or MDP elects to purchase the named executive officer’s shares. The amounts shown include the repurchase of the restricted stock by the Company at the estimated fair market value as of March 1, 2008 less the amount paid by the named executive officer at the time of purchase.

(7)

With respect to Ms. Hughes and Mr. Schroder, assumes that a sale of the Company occurs on the date of termination of employment, and therefore, each will receive his or her base salary for two years after termination of employment: $1,260,000 and $1,080,000, respectively.

As noted above, Mr. Naylor retired from the Company, effective October 31, 2007.  In connection with such retirement, the Company entered into an agreement, which became effective November 6, 2007, pursuant to which Mr. Naylor was paid the severance payments and other benefits described in his employment agreement, except that in lieu of one-year of coverage under the Company’s life and long-term disability insurance programs, Mr. Naylor was paid $121,799.  The Company also transferred title and ownership of a trailer and vehicle to Mr. Naylor, which had an approximate value of $25,000.

Compensation of Directors

During fiscal 2008, directors of the Company who are employees or affiliates of MDP did not receive fees for services as directors. Scott W. Meader, a director who is not an employee of the Company or any affiliate of MDP, receives $35,000 annually.  In addition, upon his election as a director of the Company, Holding entered into a restricted stock agreement with Mr. Meader pursuant to which Mr. Meader purchased 2,000 shares of common stock of Holding for $10.00 per share.  The shares vest as follows:  187 shares vested upon execution of the restricted stock agreement and the remaining 1,813 vest over 4½ years provided that Mr. Meader continues to be a director of the Company and Holding.  In the event that he ceases to be a director of the Company or Holding, Holding has an option to repurchase the vested shares at the greater of the fair market value or $10.00 per share and the unvested shares at $10.00 per share.  If Holding does not exercise such option, MDP then has the option to purchase the shares on the same terms.  The shares are also subject to restrictions, including restrictions on transfer, set forth in the Stockholder’s Agreement dated June 30, 2004 among certain stockholders of Holding.  All of the Company’s directors are reimbursed for out-of-pocket expenses incurred in connection with attending all Board and Board committee meetings.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash($)	Stock Awards($ )		Total ($)
Scott W. Meader	$35,000	$894	(1)	$35,894

(1) Represents restricted stock vested in fiscal 2008.

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

Nicholas W. Alexos
George A. Peinado
Robin P. Selati

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of Part II of this Report regarding equity compensation plans is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

All of the Company’s capital stock is owned by PFMI, which is a wholly-owned subsidiary of Holding.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of Holding as of March 1, 2008, by (1) each person known by the Company to own beneficially more than five percent of the outstanding shares of common stock of Holding; (2) each of the directors and executive officers of the Company; and (3) all of the directors and executive officers of the Company as a group.  Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned. Percentage ownership is based on 1,585,199 shares of common stock of Holding outstanding as of March 1, 2008.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Outstanding Common Stock
Madison Dearborn Capital Partners IV, L.P.	1,420,000	(1)	89.6%
Norbert E. Woodhams	42,308	(2)	2.6%
Cynthia S. Hughes	5,000	(5)	* (4)
Joseph W. Meyers	1,077	(3)	* (4)
Anthony Schroder	5,750	(8)	* (4)
Nicholas W. Alexos	1,420,000	(6)	89.6%
Scott W. Meader	2,000	(7)	* (4)
Robin P. Selati	1,420,000	(6)	89.6%
George A. Peinado	1,420,000	(6)	89.6%
All directors and executive officers as a group (8 persons)	1,476,135	(2)(3)(5)(6)(7)(8)	92.1%

(1)

MDP IV holds more than 5% of the issued and outstanding common stock of Holding. The listed shares are directly owned by Madison Dearborn Capital Partners IV, L.P. (“MDCP IV”). Madison Dearborn Partners IV, L.P. (“MDP IV”) is the general partner of MDCP IV and Madison Dearborn Partners, LLC (“MDP LLC”) is the general partner of MDP IV. MDP IV and MDP LLC may therefore be deemed to have shared voting and dispositive power with respect to all of the shares owned by MDCP IV. The address for MDCP IV, MDP IV, and MDP LLC is Three First National Plaza, Suite 3800, Chicago, Illinois 60602.

(2)	Includes 16,308 shares subject to options exercisable within 60 days by Mr. Woodhams.

(3)	Includes 1,077 shares subject to options exercisable within 60 days by Mr. Meyers.

(4)	Less than one percent (1%).

(5)	Represents shares of restricted stock of Holding sold to Ms. Hughes on February 18, 2008. Such shares vest daily over four years.

(6)

Messrs. Selati, Alexos, and Peinado are Managing Directors of MDP LLC, the general partner of MDP IV, which in turn is the general partner of MDCP IV. Messrs. Selati, Alexos, and Peinado disclaim beneficial ownership of those shares, except to the extent of any pecuniary interest therein.

(7)	Represents shares of restricted stock of Holding sold to Mr. Meader on July 12, 2005. Of such shares, 187 shares vested immediately and the remaining shares vest daily over four and one half years.

(8)

Represents shares of restricted stock of Holding sold to Mr. Schroder on November 28, 2007. Such shares vest daily over four years. In addition, includes 750 shares subject to options exercisable within 60 days by Mr. Schroder.

Item 13.      Certain Relationships, Related Transactions, and Director Independence

Transactions with Related Persons.   Norbert J. Woodhams, one of the Company’s Vice Presidents, is the son of Norbert E. Woodhams, the Company’s President and Chief Executive Officer, and a director and Chairman of the Board.  In fiscal 2008, Norbert J. Woodhams received a base salary of $140,000 and did not earn a bonus under the Company’s annual cash incentive plan.  In fiscal 2007, Norbert J. Woodhams received a base salary of $117,000 and earned a bonus of $40,000 under the Company’s annual cash incentive plan.  The base salary and cash incentive earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

The Company utilizes an independent food broker owned by a family member of Anthony J. Schroder, the Company’s Senior Vice President of Sales.  This independent food broker provides services including, but not limited to, selling Pierre’s products, processing purchase orders from distributors, managing pricing, providing samples to customers, participation in trade shows, and training sales representatives to sell Pierre’s product.  The Company compensates the broker primarily by payment of sales commissions, which is consistent with compensation to their other independent food brokers.  The Company paid sales commissions to this broker totaling $120,118 in fiscal 2008.

Review, Approval, or Ratification of Transactions with Related Persons.  The Company and its Audit Committee have adopted written procedures, which relate to related party transactions.  Pursuant to those procedures, any related party transaction that would be required to be reported in this report, must first be presented to and approved by the Company’s Chief Executive Officer and Chief Financial Officer, and if the transaction is material, also by the Audit Committee before the Company makes a binding commitment to the related party.  The Company expects all of its employees to comply with such procedures.  For each related party transaction presented for approval, the Company will consider all relevant factors including whether the proposed transaction would be entered into in the ordinary course of our business on customary business terms, whether any related party has been or will be involved in the negotiation of the proposed transaction on the Company’s behalf, and whether the proposed transaction appears to have been negotiated on an arms-length basis without interference or influence on the Company by any related party.  The Company may condition its approval on any restrictions it deems appropriate, including receiving assurances from any related party that he or she will refrain from participating in the negotiation of the proposed transaction on the Company’s behalf and in the ongoing management of the business relationship on the Company’s behalf should the proposed transaction be approved. If after a transaction has been completed, the Company discovers that it is a related party transaction, the Company will promptly advise management and if the transaction was material, it will also advise the Audit Committee.  In that case, the Company may honor the contractual commitment if entered into in good faith by an authorized representative of the Company, but the Company may impose appropriate restrictions on the continued maintenance of the business relationship similar to those described above.  If the Company’s President and Chief Executive Officer, Chief Financial Officer, or any member of the Company’s Audit Committee has a direct or indirect interest in a proposed transaction, that individual must disclose his or her interest in the proposed transaction and refrain from participating in the approval process.  Mr. Schroder became one of the Company’s named executive officers in conjunction with his promotion to Senior Vice President of Sales, and as such, payments to a broker that was in place prior to such promotion are considered related party transactions.  Because this broker was in place prior to his promotion, the Company’s policies and procedures with respect to related party transactions were not followed when such relationships were established.  The Company expects to continue this broker relationship.

Director Independence.   Although the Company does not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, it has selected the definition promulgated by the New York Stock Exchange (“NYSE”) to determine which of its directors qualifies as independent.  Using the independence tests promulgated by the NYSE, the Company’s Board of Directors has determined that Scott W. Meader is an independent director.  In making this determination, the Board of Directors considered that Mr. Meader holds 2,000 shares of restricted stock of Holding, but that such shares were issued to him in connection with his agreement to serve as a director of the Company.  Mr. Meader has no other material relationship with the Company.

Under the NYSE rules, the Company is considered a “controlled company” because more than 50% of the Company’s voting power is held by a single person.  Accordingly, even if the Company was a listed company under NYSE, it would not be required by NYSE rules to maintain a majority of independent directors on its Board of Directors, nor would it be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors.  The Company does not maintain a nominating committee and the Company’s Compensation Committee does not include any independent director.

Item 14.    Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for fiscal 2008 and fiscal 2007, and for other services rendered by Deloitte & Touche LLP during those periods:

	Fiscal 2008	Fiscal 2007
Audit fees(1)	$610,000	$712,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$610,000	$712,000

(1)          Audit fees during both fiscal 2008 and fiscal 2007 consisted of fees for services performed in the audits of the consolidated financial statements of the Company, in addition to assistance with review of other documents filed with the SEC.

Policy on Board of Directors Pre-Approval of Audit and Permissible Non-audit Services of Independent Accountants

The Audit Committee of the Board of Directors of the Company has responsibility for appointing, setting compensation, and overseeing the work of the public accountant. In recognition of this responsibility, the Audit Committee of the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the public accountant.

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

PIERRE FOODS, INC.

	By:	/s/ CYNTHIA S. HUGHES
Cynthia S. Hughes
Vice President and Chief Financial Officer

Dated: June 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pierre Foods, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NORBERT E. WOODHAMS	Chief Executive Officer and	June 16, 2008
Norbert E. Woodhams	President (Principal Executive Officer),
Director and Chairman of the Board

/s/ CYNTHIA S. HUGHES	Vice President and Chief Financial Officer	June 16, 2008
Cynthia S. Hughes	(Principal Financial Officer)

/s/ JOSEPH W. MEYERS	Vice President, Finance	June 16, 2008
Joseph W. Meyers	(Principal Accounting Officer)

/s/ NICHOLAS W. ALEXOS
Nicholas W. Alexos	Director	June 16, 2008

/s/ SCOTT W. MEADER	Director	June 16, 2008
Scott W. Meader

/s/ GEORGE A. PEINADO	Director	June 16, 2008
George A. Peinado

/s/ ROBIN P. SELATI	Director	June 16, 2008
Robin P. Selati

INDEX TO EXHIBITS

DESCRIPTION			LOCATION

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

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

4.1

Indenture, dated as of June 30, 2004, between Pierre Merger Corp. and U.S. Bank National Association, Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

4.2

First Supplemental Indenture, dated as of June 30, 2004, among Pierre Foods, Inc., Fresh Foods Properties, LLC and U.S. Bank National Association, Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

4.3

Second Supplemental Indenture, dated as of September 13, 2006, among Clovervale Farms, Inc., Chefs Pantry, Inc., Clovervale Transportation, Inc., Pierre Real Property, LLC, Pierre Foods, Inc., the other Guarantors listed therein, and U.S. Bank National Association, Trustee (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 15, 2007)

**

4.4

Third Supplemental Indenture, dated as of January 5, 2007, among Zartic, LLC, Zar Tran, LLC, Zartic Real Property, LLC, Zar Tran Real Property, LLC, Warfighter Foods, LLC, Pierre Foods, Inc., the other Guarantors listed therein, and U.S. Bank National Association, Trustee (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 15, 2007)

**

4.5

Registration Rights Agreement, dated June 30, 2004, among Pierre Foods, Inc. and Banc of America LLC and Wachovia Capital Markets, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(10)	MATERIAL CONTRACTS

Management Contracts and Compensatory Plans or Arrangements

10.1

Third Amendment to Incentive Agreement, dated as of May 11, 2004, between Pierre Foods, Inc. and Norbert E. Woodhams (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 17, 2004)

**

10.2

Employment Agreement dated as of May 11, 2004 between Pierre Holding Corp. and Norbert E. Woodhams (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

10.3

Letter Agreement dated October 29, 2007 among Robert C. Naylor, Pierre Holding Corp. and Pierre Foods, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2007)

**

10.4

Employment Agreement dated February 18, 2008 between Pierre Foods, Inc. and Cynthia S. Hughes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008)

	10.5	Employment Agreement dated November 28, 2007 between Pierre Foods, Inc. and Anthony Schroder	*

	10.6	Pierre Foods, Inc. Deferred Compensation Plan (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)	**

	10.7	Pierre Holding Corp. 2004 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 18, 2005)	**

	10.8	Form of Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 18, 2005)	**

	10.9	Pierre Holding Corp. 2008 Restricted Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed, filed with the Securities and Exchange Commission on February 15, 2008)	**

	10.10	Form of Restricted Stock Agreement	*

10.11

Restricted Stock Agreement dated July 12, 2005 between Pierre Holding Corp. and Scott W. Meader (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2005)

**

Other Material Contracts

10.12

Assignment and Assumption and Subordination Agreement dated as of March 8, 2004, between Pierre Foods, Inc. and PF Management, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March  9, 2004)

**

10.13

Termination Agreement, dated as of March 8, 2004, between Columbia Hill Aviation, LLC and Pierre Foods, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.14

Termination Agreement, dated as of March 8, 2004, between PF Purchasing, LLC and Pierre Foods, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.15

Termination Agreement, dated as of March 8, 2004, between PF Distribution, LLC and Pierre Foods, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission March 9, 2004)

**

10.16

Credit Agreement, dated as of June 30, 2004, among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto (filed as Exhibit 10.14 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

10.17

Amendment No. 1 to Credit Agreement, dated as of April 3, 2006, among Pierre Foods, Inc., the Lenders, and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Company Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2006)

**

10.18

Amendment No. 2 dated August 21, 2006 to the Credit Agreement dated June 30, 2004, among Pierre Foods, Inc., the Lenders, and Wachovia Bank, National Association, as Administrative and Collateral Agent, Wachovia Capital Markets, LLC and Banc of America Securities LLC, as joint lead arrangers and book-running managers, as amended by Amendment No. 1 dated April 3, 2006 (filed as Exhibit 10.1 to the Company Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006)

**

10.19

Amendment No. 3 dated December 11, 2006 to the Credit Agreement dated June 30, 2006 among Pierre Merger Corp., Wachovia Bank, National Association, as administrative and collateral agent, Wachovia Capital Markets, LLC, and Bank of America Securities, LLC, as joint lead arrangers and book-running managers, and a syndicate of banks, financial institutions and other institutional lenders party thereto, as amended by Amendment No. 1 dated April 3, 2006 and Amendment No. 2 dated August 21, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 16, 2007)

**

10.20

Amendment No. 4 and Waiver No. 2 dated October 10, 2007 to the Credit Agreement dated June 30, 2004 among Pierre Foods, Inc., the Lenders listed therein, Wachovia Bank, National Association, and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007)

**

10.21

Amended and Restated Tax Sharing and Indemnification Agreement, dated as of May 11, 2004, among PF Management, Inc., the PF Management, Inc. Shareholders, David R. Clark as Shareholders Agent and Pierre Holding Corp. (filed as Exhibit 10.18 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 27, 2004)

**

(12)	CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES		*

(14)	CODE OF ETHICS (filed as Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 17, 2006)		**

(21)	SUBSIDIARIES OF THE REGISTRANT

	21	Subsidiaries of Pierre Foods, Inc.	*

(31)	RULE 13a-14(a)/15(d)-14(a) CERTIFICATIONS

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company	*

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company	*

	31.3	Rule 13a-14(a) Certification of Vice President, Finance of the Company	*

(32)	SECTION 1350 CERTIFICATIONS
	32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Vice President, Finance, of the Company	*

*        Filed herewith.

**      Indicates that Exhibit is incorporated by reference in this report from a previous filing with the Commission.

PIERRE FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Pierre Foods, Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Pierre Foods, Inc. and subsidiaries (the “Company”) as of March 1, 2008 and March 3, 2007, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the years ended March 1, 2008, March 3, 2007, and March 4, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 1, 2008 and March 3, 2007, and the results of its operations and its cash flows for the years ended March 1, 2008, March 3, 2007, and March 4, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended March 1, 2008 have been prepared assuming that the Company will continue as a going concern.  However, as discussed in Note 8 to the consolidated financial statements, the Company is currently in default under its credit agreement and has been unable to negotiate an amendment with its lender.  There can be no assurance that the Company can obtain additional financing on terms acceptable to it, if at all.  Additionally, there can be no assurance that the Company will be able to realize its assets and discharge its liabilities in the normal course of business and avoid seeking the protection of applicable federal and state bankruptcy laws.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
June 16, 2008

PIERRE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 1,	March 3,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,561	$89
Accounts receivable, net	46,421	46,139
Inventories	64,686	68,496
Refundable income taxes	6,785	4,613
Deferred income taxes	14,076	5,159
Assets held for sale	4,048	—
Prepaid expenses and other current assets	4,910	5,553
Total current assets	146,487	130,049

PROPERTY, PLANT, AND EQUIPMENT, NET	80,360	98,560
OTHER ASSETS:
Other intangibles, net	68,162	139,551
Goodwill	43,938	218,222
Deferred loan origination fees	7,111	8,267
Other	3,400	5,181
Total other assets	122,611	371,221
Total Assets	$349,458	$599,830

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current installments of long-term debt	$367,534	$1,558
Trade accounts payable	22,957	20,567
Accrued payroll and payroll taxes	7,902	7,116
Accrued interest	2,394	5,569
Accrued promotions	6,058	3,278
Accrued taxes (other than income and payroll)	999	1,096
Accrued interest-rate swap liability	6,866	—
Other accrued liabilities	6,658	3,111
Total current liabilities	421,368	42,295
LONG-TERM DEBT, less current installments	992	357,286
DEFERRED INCOME TAXES	14,076	45,662
OTHER LONG-TERM LIABILITIES	4,853	4,767
COMMITMENTS AND CONTINGENCIES	—	—
Total Liabilities	441,289	450,010

SHAREHOLDER’S EQUITY (DEFICIT):
Common stock - Class A, 100,000 shares authorized, issued, and outstanding at March 1, 2008 and March 3, 2007	150,199	150,188
Accumulated deficit	(242,030)	(368)
Total Shareholder’s Equity (Deficit)	(91,831)	149,820
Total Liabilities and Shareholder’s Equity (Deficit)	$349,458	$599,830

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	For the 52-Weeks	For the 52-Weeks	For the 52-Weeks
	Ended	Ended	Ended
	March 1, 2008	March 3, 2007	March 4, 2006

REVENUES, NET:	$643,270	$487,843	$431,633

COSTS AND EXPENSES:
Cost of goods sold	497,214	344,164	309,274
Selling, general, and administrative expenses	126,379	85,404	67,839
Impairment of goodwill, other intangible assets, and other non-current assets	222,377	—	—
Impairment of fixed assets	6,925	—	—
(Gain) loss on disposition of property, plant, and equipment, net	402	(2)	6
Depreciation and amortization	36,560	30,368	30,638
Total costs and expenses	889,857	459,934	407,757
OPERATING INCOME (LOSS)	(246,587)	27,909	23,876
INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(42,256)	(25,377)	(22,331)
Other income	490	115	152
Interest expense and other income, net	(41,766)	(25,262)	(22,179)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	(288,353)	2,647	1,697

INCOME TAX BENEFIT (PROVISION)	46,748	(847)	465

NET INCOME (LOSS)	$(241,605)	$1,800	$2,162

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

Net income (loss) per common share - basic and diluted	$(2,416.05)	$18.00	$21.62

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	100,000	100,000	100,000

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

(in thousands)

	Common		Total
	Stock	Retained	Shareholder’s
	Class A	Deficit	Equity (Deficit)

BALANCE AT MARCH 5, 2005	$150,352	(4,330)	$146,022
Net income	—	2,162	2,162
Expenses paid on behalf of parent	(126)	—	(126)

BALANCE AT MARCH 4, 2006	150,226	(2,168)	148,058
Net income	—	1,800	1,800
Expenses paid on behalf of parent	(38)	—	(38)

BALANCE AT MARCH 3, 2007	150,188	(368)	149,820
Net loss	—	(241,605)	(241,605)
Cumulative effect—FIN 48 adoption	—	(57)	(57)
Capital contributed (net of expenses paid on behalf of parent)	11	—	11

BALANCE AT MARCH 1, 2008	$150,199	$(242,030)	$(91,831)

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	For the 52-Weeks	For the 52-Weeks	For the 52-Weeks
	Ended	Ended	Ended
	March 1, 2008	March 3, 2007	March 4, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(241,605)	$1,800	$2,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,560	30,368	30,638
Impairment of goodwill, other intangible assets, and other non-current assets	222,377	—	—
Amortization of deferred loan origination fees	2,371	1,691	1,652
Change in deferred income taxes	(39,858)	(5,577)	(2,320)
Change in fair value of interest rate swaps	6,866	—	—
(Gain) loss on disposition of property, plant, and equipment, net	402	(2)	6
Impairment of fixed assets	6,925	—	—
(Increase) decrease in other non-current assets	(20)	355	(381)
Increase (decrease) in other long-term liabilities	(111)	(4,113)	(4,349)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(497)	(2,650)	(43)
Inventories	5,994	(7,407)	(1,922)
Refundable income taxes, prepaid expenses, and other current assets	(1,461)	(4,373)	2,213
Trade accounts payable and other accrued liabilities	5,140	3,705	808
Other assets	—	—	—
Total adjustments	244,688	11,997	26,302
Net cash provided by operating activities	3,083	13,797	28,464

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in the Acquisition of Zartic	(63)	(91,603)	—
Net cash provided by (used in) the Acquisition of Clovervale	711	(21,845)	—
Capital expenditures	(7,772)	(8,658)	(7,150)
Proceeds from casualty insurance	1,000	—	—
Proceeds from sale of property, plant, and equipment	35	23	—
Net cash used in investing activities	(6,089)	(122,083)	(7,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit agreement	13,200	800	(790)
Principal payments on long-term debt	(3,518)	(14,689)	(17,797)
Loan origination fees	(1,215)	(2,627)	(60)
Additional borrowings on term loan	—	124,000	—
Repayment of debt acquired in the Acquisition of Clovervale	—	(1,612)	—
Capital contributions (return of capital to parent), net	11	(38)	(126)
Net cash provided by (used in) financing activities	8,478	105,834	(18,773)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,472	(2,452)	2,541
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	89	2,541	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,561	$89	$2,541

See accompanying notes to consolidated financial statements.

PIERRE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND ACQUISITIONS

Description of Business.  Pierre Foods, Inc. and its subsidiaries (the “Company” or “Pierre”) manufacture, market, and distribute high-quality, differentiated processed food solutions, focusing on formed, pre-cooked and ready-to-cook protein products, compartmentalized meals, and hand-held convenience sandwiches.   The Company’s products include, but are not limited to, beef, pork, poultry, bakery items, vegetables, fruits, cobblers, and peanut butter and jelly bars, sandwiches and cups.  Pierre offers comprehensive food solutions to its customers, including proprietary product development, special ingredients and recipes, as well as custom packaging and marketing programs.  Pierre’s pre-cooked and ready-to-cook proteins include flamebroiled burger patties, homestyle meatloaf, chicken strips, and boneless, barbecued pork rib products.  Pierre markets its pre-cooked and ready-to-cook protein products to a broad array of customers that include restaurant chains, schools, military, and other foodservice providers.

In this document, unless the context otherwise requires, the term “Company” or “Pierre” refers to Pierre Foods, Inc. and its current and former subsidiaries.  The Company’s fiscal years ended March 1, 2008, March 3, 2007, and March 4, 2006 are referred to as “fiscal 2008”,  “fiscal 2007”, and “fiscal 2006”, respectively.

Going Concern. The Company’s independent registered public accounting firm has included an explanatory paragraph in its opinion that accompanies these audited consolidated financial statements as of and for the year ended March 1, 2008, indicating that the Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in default under its senior credit facility as a result of its failure, among other things, to satisfy the financial covenants of its Credit Agreement as of March 1, 2008.  These defaults entitle the lenders under the senior credit facility, among other things, to declare all amounts outstanding thereunder, together with accrued and unpaid interest, to be immediately due and payable.  An acceleration under the senior credit facility would constitute an event of default under the indenture governing the Notes, entitling the indenture trustee or the holders of at least 25% of the Notes outstanding to declare all amounts owing under the Notes to also be immediately due and payable.  In addition, the defaults under the Company’s senior credit facility creates a default under the Company’s interest rate swap agreement.  On June 16, 2008, the Company voluntarily terminated its Swap Agreement. As a result of the early termination, approximately $4.0 million in net settlement payments will be payable upon demand.  The Company does not currently have cash available to satisfy these obligations if they were to be accelerated or payment demanded.

Furthermore, as a result of these defaults, the Company is currently prohibited from borrowing under its revolving credit facility.  On July 15, 2008, the Company is required to make an interest payment on the Notes of $6.2 million, and unless the Company can restructure its existing senior indebtedness or secure additional financing prior to that time, the Company may not have sufficient liquidity to make that payment and thereafter continue to satisfy its liquidity and working capital requirements.  In light of current market conditions for debt financing, the Company’s current financial condition and the Company’s lack of significant unencumbered assets, the Company may not be able to secure additional financing and/or restructure its current indebtedness.  If the Company is unable to secure additional financing or restructure its current indebtedness, it may be required to file for bankruptcy protection.

Also as a result of these defaults, the Company may be unable to renew its letters of credit in place  to its insurance carrier for the underwriting of certain performance bonds and to its insurance carriers for outstanding and potential workers’ compensation and general liability claims.  In order for the Company to continue its participation in the USDA Commodity Program, which directly constitutes approximately 8% of the Company’s annual net revenues, on or before July 1, 2008, the Company must amend or provide a new letter of credit to secure a performance bond required by the USDA.  The Company may be required to fund all or a substantial portion of the required letter of credit and may not be able to do so as a result of its current financial situation and its inability to borrow additional funds under its credit facility.  The failure to participate in the USDA Commodity Program may also negatively impact sales to customers who purchase commercial products in addition to those that are part of the USDA Commodity Program.

The Company’s current financial condition and its resulting uncertainty have been disruptive to the business.  Management of the Company has devoted substantial time and attention to addressing the situation, thereby reducing its focus on operating the business.  In addition, the Company’s current financial condition and its resulting uncertainty may also cause employee attrition, vendors and suppliers to terminate their relationship with the Company or to tighten credit; and could result in the loss of existing customers or the Company’s inability to attract new customers.  Any of these developments could have a material adverse effect on the Company’s business, operating results, financial condition and liquidity.

The Company is currently exploring various strategic and restructuring alternatives, including a restructuring of its outstanding indebtedness.  If the Company is unable to successfully restructure its indebtedness, it may be unable to continue as a going concern, which will be dependent, among other things, upon the Company’s ability to return to profitable operations in the future and to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.

The Company has recently taken and expects to continue to take actions to improve its liquidity, including implementation of a number of initiatives designed to conserve cash, increase profitability, and optimize the cost structure of the business to reflect the current market environment, including:

•                  Supporting more efficient inventory management by eliminating product duplication and unprofitable product lines, and implementing new strategies for increased inventory turns.

•                  Strengthening and streamlining the organizational structure to improve the Company’s marketing-driven product focus and exiting unprofitable business ventures.

•                  Enhancing the customer experience through a new communication process that provides real-time, cumulative feedback to the Company’s plants and quality control staff.

•                  Investing in new research programs to focus key resources on supporting profitable, multi-year initiatives for customers and employees.

Acquisition of Pierre.   On June 30, 2004, the shareholders of PF Management, Inc. (“PFMI”), the sole shareholder of Pierre, sold their shares of stock in PFMI (the “Acquisition of Pierre”) to Pierre Holding Corp. (“Holding”), an affiliate of Madison Dearborn Partners, LLC (“MDP”).  As part of the same transaction, the Company merged with Pierre Merger Corp., an affiliate of MDP, with the Company being the surviving corporation following the merger.  The fair value adjustments related to the Acquisition of Pierre, were pushed down to the Company from Holding, which primarily included adjustments in property, plant, and equipment, inventories, goodwill, other intangible assets and related deferred taxes.  The Company issued $125.0 million of 9-7/8% Senior Subordinated Notes due July 15, 2012 (the “Notes”) and entered into a $190 million credit facility ($150 million term loan and $40 million revolving credit facility) (“Credit Agreement”).  The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

Acquisition of Clovervale.  On August 21, 2006, the Company acquired all of the outstanding shares of stock of Clovervale Farms, Inc., two of its subsidiaries, and certain of the real property used in its business (“Clovervale”).  The acquisition of Clovervale is referred to herein as the “Acquisition of Clovervale”.  The preliminary aggregate purchase price was $22.8 million, which was paid in cash at the closing.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $21.8 million and was subject to a post-closing working capital adjustment.  Subsequent to finalizing such adjustment, the net purchase price was $21.1 million.  Pierre funded the Acquisition of Clovervale through an amendment to its Credit Agreement (“Amendment No. 2”).  See Note 8, “Financing Arrangements” herein for further discussion.  Pierre’s investment in Clovervale was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Prior to the Acquisition of Clovervale, Clovervale was a privately held company with operations in Amherst, Ohio and Easley, South Carolina. Clovervale manufactured and sold a variety of food items including individually proportioned entrees, vegetables, fruit, cobblers, peanut butter and jelly bars, sandwiches and cups, sherbets, apple sauce and other similar products through various customer channels including schools, military, hospitals, and senior citizen meal programs.  Since the Acquisition of Clovervale, the Company has integrated the operations of Clovervale with those of Pierre.  Facilities acquired in the Acquisition of Clovervale currently employ approximately 122 people in Amherst, Ohio and Easley, South Carolina.  These facilities primarily manufacture products for sale and distribution by Pierre.

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

The Acquisition of Clovervale was recorded under the purchase method of accounting.  The net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Clovervale.  The allocation of the net purchase price is as follows:

(in thousands)
Current assets	$5,131
Property, plant, and equipment	12,877
Non-current assets	17
Goodwill	6,032
Other intangibles	2,730
Debt and other liabilities assumed	(4,409)
Deferred tax liabilities	(1,244)
Net assets acquired	$21,134

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

The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change.  During the quarter ended September 1, 2007, the Company finalized its allocation of the purchase price.

Acquisition of Zartic.  On December 11, 2006, the Company acquired substantially all of the assets of Zartic, Inc. and its affiliated distribution company, Zar Tran, Inc., and certain real property and other assets used in the businesses (collectively,  “Zartic”).  The acquisition of Zartic is referred to herein as the “Acquisition of Zartic”.  The preliminary aggregate purchase price was $94.0 million, plus the assumption of certain liabilities, which was paid in cash at the closing and is subject to certain post-closing adjustments.  After repayment of indebtedness and other post-closing adjustments, the preliminary net purchase price was $91.8 million and was subject to additional post-closing adjustments.  Subsequent to finalizing such adjustments, the net purchase price was $91.7 million.  Pierre funded the Acquisition of Zartic through an amendment to its Credit Agreement (“Amendment No. 3”).  See Note 8, “Financing Arrangements” herein for further discussion.  Pierre’s investment in Zartic was based on the expectation that such an investment would increase the Company’s presence with targeted customer channels and add capacity and production capabilities in order to increase product offerings.

Prior to the Acquisition of Zartic, Zartic was a privately held company that manufactured, sold, delivered, and distributed a variety of food items including packaged beef, poultry, pork, and veal products through its operations in Rome, Georgia, Cedartown, Georgia, and Hamilton, Alabama.  Subsequent to the Acquisition of Zartic, the Company has integrated the operations of Zartic with those of Pierre.  As of March 1, 2008, facilities acquired in the Acquisition of Zartic employed approximately 788 people at its main manufacturing facility in Rome, Georgia.  The Cedartown, Georgia manufacturing facility was closed February 8, 2008, however, other facilities in Cedartown are currently used by Zar Tran, in addition to being used for storage of equipment.  The Hamilton, Alabama facility was destroyed in a fire on July 14, 2007.  Facilities acquired in the Acquisition of Zartic primarily manufacture products for sale and distribution by Pierre.

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

The Acquisition of Zartic was recorded under the purchase method of accounting.  The preliminary net purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the Acquisition of Zartic.  The initial allocation of the preliminary net purchase price to specific assets and liabilities was based, in part, upon preliminary appraisals, and was therefore subject to change.  During the fourth quarter of fiscal 2008, the Company finalized its allocation of the net purchase price as follows:

(in thousands)
Current assets	$27,256
Property, plant, and equipment	29,809
Non-current assets	320
Goodwill	22,139
Other intangibles	27,700
Debt and other liabilities assumed	(15,558)
Net assets acquired	$91,666

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

Unaudited Pro Forma Results.    The following tables present unaudited pro forma information for fiscal 2007, as if the Acquisition of Clovervale and the Acquisition of Zartic had been completed at the beginning of fiscal 2007.

	Fiscal 2007
	Actual	Pro Forma
	(in thousands)
Revenues	$487,843	$623,621

Net income (loss)	$1,800	$(13,207)

These unaudited pro forma results, based on assumptions deemed appropriate by the Company’s management, have been prepared for informational purposes only, and are not necessarily indicative of the amounts that would have resulted if the Company had acquired Clovervale and Zartic at the beginning of fiscal 2007.  Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, cost of goods sold, and income taxes.

In addition to the purchase-related adjustments, included in these pro forma results are certain reclassifications of Clovervale’s and Zartic’s expenses, to be consistent with the classifications of Pierre.  These reclassifications include, among other things, the presentation of various sales discounts previously reported by Clovervale as selling expenses, but more appropriately classified as a reduction of revenues.

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

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant accounting estimates include impairments recorded as a result of the Company’s analyses of goodwill, intangible assets and other long-lived assets, in addition to accounting estimates of sales discounts and promotional allowances, sales-in-transit for the purpose of recognizing revenue and the related costs in the appropriate period, inventory reserves, insurance reserves, deferred income tax assets and liabilities, including but not limited to valuation allowances, and useful lives assigned to intangible and fixed assets.  Actual results could differ from those estimates.

Fiscal year.  The Company operates on a 52-week or 53-week fiscal year ending on the first Saturday in March or if the last day of February is a Saturday, the last day of February.  Each quarter of the fiscal year contains 13 weeks except for the infrequent fiscal years with 53 weeks.  The results for fiscal 2008, fiscal 2007, and fiscal 2006 contain 52 weeks.

Cash and cash equivalents.   For financial statement presentation purposes, the Company presents book overdrafts, principally outstanding checks in excess of cash on hand with the same financial institution, as accounts payable.   As of March 1, 2008, the Company had cash on hand of $11.6 million (of which $11.4 million was held in accounts with the Company’s bank that is primarily responsible for its cash management), which was offset by outstanding checks of $6.0 million, resulting in a remaining net cash on hand balance of $5.6 million.  The remaining cash balance represents cash on hand in excess of outstanding checks.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of March 1, 2008, the Company had no cash equivalents.

Revenue Recognition.  The Company records revenues from sales of its food products at the time title transfers.  Standard shipping terms are FOB destination.  Based on these terms, title passes at the time the product is delivered to the customer.  Revenue is recognized as the net amount to be received by the Company after deductions for estimated discounts, product returns, and other allowances.  These estimates are based on historical trends and expected future payments (see also Promotions below).  The Company records revenues and related expenses associated with Zar Tran at the time the delivery is completed.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out) or market.  The Company records reserves to reduce the carrying values of inventories to expected realizable value after considering expected disposition of the inventory, and if applicable, expected sales price and incremental costs to sell.

Property, plant, and equipment.  Property, plant, and equipment are stated at cost or fair value at the date of acquisition.  Expenditures for maintenance and repairs which do not significantly extend the useful lives of assets are charged to operations whereas additions and betterments, including interest costs incurred during construction, which was not material for any year presented, are capitalized.

Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis.  Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases.  Property under capital leases is amortized over the terms of the respective leases.  Depreciation expense, along with amortization of intangible assets, is recorded as a separate line item in the consolidated statements of operations.  Cost of goods sold and selling, general and administrative expenses exclude depreciation expense.  Depreciation expense excluded from cost of goods sold totaled approximately $10.8 million, $7.5 million, and $6.3 million during fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of property, plant, and equipment not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition.  If the undiscounted future cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded.  The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  The Company performed an evaluation as of March 1, 2008 and determined an impairment of approximately $6.9 million existed.  See Note 5, “Property, Plant, and Equipment” herein for further discussion of this impairment.  No impairment occurred during fiscal 2007 or fiscal 2006.

Goodwill and Other Intangible Assets.  In conjunction with the Acquisition of Pierre, the Acquisition of Clovervale, and the Acquisition of Zartic, the Company’s management performed valuations of the Company’s other intangible assets for financial reporting purposes.  Assets identified through each of these valuation processes included formulas, customer relationships, licensing agreements, non-compete agreements, and certain trade names and trademarks.

In accordance with SFAS 142, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.  As of March 1, 2008, the Company performed the annual impairment review of goodwill and indefinite-lived intangible assets, and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives.  As a result, the Company recognized impairment charges during fiscal 2008 of $172.1 million and $1.0 million for goodwill and indefinite-lived intangible assets, respectively.  No impairments of goodwill or indefinite-lived intangible assets existed at March 3, 2007 or March 4, 2006.

In addition, all other intangible assets with finite lives are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  The Company’s amortizable intangible assets are amortized using primarily accelerated amortization methods, in addition to the straight-line amortization method, in order to allocate expected benefit derived from the assets over the estimated useful life of such assets.  As of March 1, 2008, the Company performed the annual impairment review of all other intangible assets with finite lives and determined an impairment existed.  Such impairment resulted in the Company recognizing an impairment loss during fiscal 2008 totaling $46.3 million.  In addition, the Company recognized an impairment charge of approximately $3.0 million related to finite lived formulas developed for a customer that the Company classifies as other non-current assets.  No impairment existed at March 3, 2007 or March 4, 2006.  See Note 7, “Goodwill and Other Intangible Assets” for further discussion on such impairments.

As noted above, the impairment analyses relied on financial forecasts of income and cash flows that are attributable to the Company’s reporting unit and indefinite-lived intangible assets and then discounted to present value at rates reflective of the Company’s cost of capital.  Future changes in the Company’s financial forecasts or cost of capital might adversely affect the value of the Company’s reporting unit or indefinite-lived intangible assets.  The Company will continue to perform impairment tests on an annual basis and on an interim basis, if certain conditions exist.

Deferred Loan Origination Fees.  Deferred loan origination fees associated with the Company’s revolving credit facility and long-term debt are amortized based on the term of the respective agreements, except for those fees associated with the Company’s Term loan under its credit facility, which are amortized based on the effective interest rate method.  All amortization expense related to deferred loan origination fees is included in interest expense.

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

Concentration of Credit Risk and Significant Customer.   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers.  Sales to the Company’s largest customer were approximately 11%, 14%, and 21% of net revenues for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.  Accounts receivable at March 1, 2008 and March 3, 2007 included receivables from the Company’s largest customer totaling $3.0 million and $3.8 million, respectively.

Stock-Options and Stock Based Compensation.   On June 30, 2004, Holding adopted a stock option plan, pursuant to which the Board of Directors of Holding may grant options to purchase an aggregate of 163,778 shares of common stock of Holding.  Such options may be granted to directors, employees and consultants of Holding and its subsidiaries, including the Company.  At March 1, 2008, options to purchase a total of 91,628 shares of common stock of Holding had been issued to members of management of the Company (the “Options”) and 72,150 were reserved for future issuance.  At March 3, 2007, Options to purchase 126,219 shares had been issued to members of management of the Company and 37,559 were reserved for future issuance.  All outstanding Options were granted at $10 per share and expire ten years from the date of grant.  A portion of each outstanding Option vests daily on a pro-rata basis over a five-year period from the date of grant and the remaining portion of each outstanding Option vests seven years from the date of grant, subject to accelerated vesting based on the achievement of certain performance measures.

The Company treats the Options as stock-based compensation for employees of the Company.  Prior to fiscal 2007, as permitted under GAAP, the Company accounted for the Options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations using the intrinsic value method.  Accordingly, no compensation expense was recognized for the stock option plan in the Company’s consolidated statements of operations.

Effective March 5, 2006, as required for the first annual reporting period beginning after December 15, 2005 for non-public companies (as defined in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), the Company adopted SFAS 123(R) using the prospective adoption method.  The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  Upon the adoption of SFAS 123(R), because the Company had used the minimum value method prior to the adoption, the Company was required to apply the provisions of the statement only prospectively for any newly issued, modified or settled award after the date of initial adoption.  During fiscal 2008, 1,284 new Options were issued, and subsequently forfeited in fiscal 2008.  In addition, 34,591 Options were forfeited in conjunction with the retirement of one of the Company’s officers.  No new Options were issued, modified or settled in fiscal 2007.  Upon the adoption of SFAS 123(R) the pro forma effect of fair value accounting for prior periods presented are no longer presented as the Company used the minimum value method.

The Company’s management performed a valuation analysis of the Options.  The estimated total stock-based employee compensation expense was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Dividend yield	—
Term to expiration	10 years
Expected life	6.3 years
Expected volatility	—
Risk free interest rate	3.93%
Weighted average minimum value per share of options granted	$2.24

In addition, effective January 10, 2008, the Board of Directors of Holding adopted a restricted stock plan pursuant to which common shares of Holding may be issued to officials, employees and consultants of the Company, subject to vesting restrictions.  A total of 200,000 restricted shares may be issued under such plan.

Derivative Instruments.  The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).  SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value.  Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship.  For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving an offsetting change in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method).  Effective October 29, 2007 and August 16, 2007, the Company entered into interest rate swap agreements (the “Swaps”) to reduce its exposure to interest rate fluctuations on portions of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows.  The Company’s derivative financial instruments did not qualify for hedge accounting and the change in fair value is recorded as interest expense.  See Note 14, “Interest Rate Swaps” herein for further discussion.

Advertising Costs.   The Company expenses advertising costs as incurred.  Advertising expense for fiscal 2008, fiscal 2007, and fiscal 2006 was approximately $538,000, $465,000, and $428,000, respectively.

Research and Development. The Company expenses research and development costs as incurred.  Research and development expense for each of fiscal 2008 and fiscal 2007 was approximately $1.8 million.  Research and development expense in fiscal 2006 was approximately $1.9 million.

Income Taxes.  Effective March 4, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), which requires that the financial statement effects of a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

The recognition and measurement guidelines of FIN 48 were applied to all of the Company’s material tax positions as of March 4, 2007, resulting in an increase in non-current tax liabilities of $809,000, including accrued interest.  Of this amount, $57,000 was treated as an increase to beginning retained deficit for the cumulative effect of change in accounting principle.  The total amount of unrecognized income tax benefits as of March 4, 2007 was $809,000, of which $57,000 would affect the Company’s effective income tax rate if recognized.  The difference between the total amount of unrecognized tax benefits and the amount that impacts the effective income tax rate relates primarily to deferred tax benefits for temporary differences between book and tax return items.  See Note 9, “Income Taxes” for discussion of the impact of FIN 48 during fiscal 2008.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for fiscal 2008 and fiscal 2007 was not material.  The Company regularly evaluates its ability to realize existing deferred tax assets and a valuation allowance is recorded to the extent that it is more likely than not that all or a portion of existing deferred tax assets will not be realized.

Distribution Expense.  The Company expenses distribution costs as incurred.  These costs include warehousing, fulfillment and freight costs, and are included in selling, general and administrative expense.  Distribution expense included in operations for fiscal 2008, fiscal 2007, and fiscal 2006 was approximately $58.4 million, $37.5 million, and $27.7 million, respectively.

Self-insurance.  The Company is self-insured for certain employee medical benefits and workers’ compensation benefits.  The Company purchases stop-loss coverage in order to limit its exposure to any significant level of employee medical and workers’ compensation claims.  Self-insurance expenses are accrued based on estimates of the aggregate liability for uninsured claims incurred using historical claims experience.  In fiscal 2008, the workers’ compensation reserve was based on a discount rate of 5.0% which is not significantly different from the risk free interest rate as of March 1, 2008.

Business Combinations.  Acquisitions entered into by the Company are accounted for using the purchase method of accounting.  This method requires management to make significant estimates.  Management must allocate the purchase price of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident.  The purchase price is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill.

New Accounting Pronouncements.   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurement.  SFAS 157 is effective for annual fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  Two FASB Staff Positions (“FSP”) on SFAS 157 were subsequently issued.  On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP is effective for fiscal years beginning after November 15, 2008.  On February 14, 2007, FSP No. 157-1 excluded FASB No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from the scope of SFAS 157.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB No. 141R, “Business Combinations.”  This FSP is effective upon initial adoption of SFAS 157.  The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations”.  SFAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition, and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value.  The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset, and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting.  SFAS 141R is required to be adopted prospectively, other than an exception for income taxes, effective for fiscal years beginning after December 15, 2008.  The Company has not yet assessed the impact of SFAS 141R on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 modifies the reporting for noncontrolling interest in the balance sheet and minority interest income/expense in the income statement.  The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions.  SFAS 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008.  The Company has not yet assessed the impact of SFAS 160 on the Company’s consolidated financial statements.

3.                                      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 1, 2008	March 3, 2007
(in thousands)	(in thousands)
Accounts receivable:
Trade accounts receivable (less allowance for doubtful receivables of $571 and $573 at March 1, 2008 and March 3, 2007, respectively)	$45,218	$45,017
Other receivables	1,203	1,122
Total accounts receivable	$46,421	$46,139

The following is a summary of activity in the allowance for doubtful receivables for fiscal 2008, fiscal 2007, and fiscal 2006.

	Balance Beginning of the Period	Additions Due to Acquisition of Clovervale and Acquisition of Zartic	Additions Charged to Costs and Expenses	Deduction Amounts Charged Off-Net	Balance End of the Period
	(in thousands)

Fiscal 2008	$573	$—	$536	$538	$571

Fiscal 2007	$308	$324	$246	$305	$573

Fiscal 2006	$280	$—	$107	$79	$308

4.                                      INVENTORIES

A summary of inventories by major classification is as follows:

	March 1, 2008	March 3, 2007
	(in thousands)

Finished Goods	$50,421	$54,090
Raw materials	14,258	14,122
Work in process	7	284
Total	$64,686	$68,496

5.                                      PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

	Estimated Useful Life	March 1, 2008	March 3, 2007
	(in thousands)

Land	n/a	$3,782	$3,782
Land improvements	5-20 years	43	43
Buildings	20-40 years	34,137	34,135
Machinery and equipment	5-15 years	67,033	66,959
Machinery and equipment under capital leases	5-15 years	2,131	2,114
Furniture and fixtures	3-15 years	6,919	5,449
Furniture and fixtures under capital leases	3-15 years	50	50
Automotive equipment	2-5 years	1,258	1,616
Automotive equipment under capital leases	2-5 years	3,295	3,295
Construction in progress	n/a	246	2,323
Total		118,894	119,766
Less: accumulated depreciation and amortization		34,486	21,206
		84,408	98,560
Less: net assets held for sale (1)		4,048	—
Property, plant, and equipment, net		$80,360	$98,560

(1)                                  See Note 6, “Assets Held for Sale” for further information.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of property, plant, and equipment to be held and used by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition.  If the undiscounted future cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded.  The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  The Company performed an evaluation as of March 1, 2008 and determined an impairment of approximately $6.9 million existed.  No impairment occurred during fiscal 2007 or fiscal 2006.

6.                                      ASSETS HELD FOR SALE

Assets held for sale are recorded at the lower of carrying value or fair value and adjusted if necessary in accordance with SFAS 144.  The following table summarizes such assets at March 1, 2008:

March 1, 2008
(in thousands)
Rome, Georgia administrative office building (1)	$925
Rome, Georgia furniture and fixtures (1)	94
Cedartown, Georgia depot/administrative offices	434
Cedartown, Georgia manufacturing building (2)	4,210
Cedartown, Georgia manufacturing equipment (2)	7,055
Total cost	12,718

Less: accumulated depreciation	1,788
Less: impairment of assets (3)	6,882

Net assets held for sale	$4,048

(1)           Acquired as part of the Acquisition of Zartic, however, subsequent to such acquisition, functions previously performed at these offices were moved to the Company’s corporate offices in Cincinnati, Ohio or to one of its other manufacturing facilities.  Effective May 12, 2008, the administrative office building located in Rome, Georgia was sold.  Under a temporary occupancy letter agreement, the Company has the right to occupy portions of the building through August 10, 2008 at no charge except for the utility expenses.  See further discussion in Note 21, “Subsequent Events,” herein.

(2)           Acquired as part of the Acquisition of Zartic, however, as disclosed by the Company in a Current Report on Form 8-K filed with the SEC on February 8, 2008, the Company closed the main manufacturing facility in Cedartown, Georgia effective February 8, 2008.  In conjunction with this plant closing, the Company is selling equipment that will not be moved to and used in one of its other manufacturing facilities.

(3)           As a result of an expectation that it is more likely than not that certain assets of the Company will be disposed of prior to the end of their economic useful lives, the Company’s management evaluated the carrying values of certain long-lived assets and concluded that an impairment in the amount of $6.9 million existed at March 1, 2008.  The evaluation of fair value was based primarily upon management’s estimate of expected net proceeds to be received in sales of these assets. This impairment is primarily related to the closing of the Cedartown, Georgia manufacturing facility and assets used in the Company’s distribution operations.

7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company conducted its annual assessment for goodwill impairment during the fourth quarter of fiscal 2008 by applying a fair value based test in accordance with SFAS No. 142 and determined that its goodwill and indefinite-lived intangible assets were impaired.

The goodwill impairment was due primarily to a declining outlook for the Company as a result of lower gross margins related primarily to significant raw material price increases, and increased selling and distribution costs with limited ability to pass along price increases to customers. In addition, certain synergies expected to result from the Acquisition of Zartic and the Acquisition of Clovervale have not been realized to the extent initially anticipated.  The goodwill impairment assessment was based upon an estimate of the enterprise value of the manufacturing reporting unit using a combination of a discounted cash flow approach, comparable company transaction approach and comparable transaction market approach. The discount rate used in the discounted cash flows approach included a risk premium associated with the uncertainty related to the Company’s ability to secure long-term financing.  See Note 1, “Basis of Presentation and Acquisitions” and Note 8, “Financing Arrangements” for further information regarding the long-term financing situation.

The first step of the goodwill impairment test indicated that the net book value of the manufacturing reporting unit exceeded its estimated fair value.  The Company has performed the second step of the goodwill impairment analysis which requires the Company to assign fair values to assets and liabilities of the manufacturing reporting unit to determine the amount of goodwill that would be recorded had the reporting unit been acquired in a business combination and the fair value of the reporting unit was the price paid.  Based on the analysis, the Company has estimated that the amount of goodwill to be recorded in such a transaction would be approximately $43.9 million, resulting in an impairment charge of $172.1 million.

The tradename impairment was due primarily to the impact that the declining outlook of the Company is anticipated to have on the future cash flows associated with the Company’s indefinite-lived tradenames.  The impairment assessment was based upon the estimated fair value of the tradenames using a discounted cash flow approach based on the Company’s expected future cash flows associated with the tradenames.  The book value of the tradenames exceeded the estimated fair value, resulting in an impairment charge of $1.0 million.

The significant declining outlook, combined with the impairment indicated in the performance of the first step of the goodwill impairment analysis, indicated that the carrying amounts of amortizable intangible assets may not be recoverable.  Accordingly, the Company performed impairment assessments for its amortizable intangible assets as required under SFAS 144.  The first step of the impairment assessments was a comparison of the carrying value of the assets to the expected undiscounted future cash flows attributable to the respective asset.  For certain of the Company’s formulas, licensing agreements and tradenames, the carrying value exceeded the expected undiscounted cash flows, requiring a measurement of the impairment by comparing the fair values to the respective carrying values.  Fair values were estimated using expected discounted cash flows of the assets for the remaining economic lives.  The evaluations resulted in impairment charges of $34.6 million, $5.8 million and $5.9 million for formulas, licensing agreements and tradenames, respectively in fiscal 2008.

No impairment was recorded for goodwill or intangible assets in fiscal 2007 or fiscal 2006.

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of other intangible assets as of March 1, 2008 are as follows:

	As of March 1, 2008
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life (yrs)	Amount	Amortization	Amount
	(in thousands)
Amortizable intangible assets:
Formulas	5-15	$59,093	$44,322	$14,771
Tradename and trademarks	2-20	16,901	8,771	8,130
Customer relationships	10-14	46,000	20,629	25,371
Licensing agreements	10	6,278	5,778	500
Non-Compete agreement	2-3	350	160	190
Total amortizable intangible assets		128,622	79,660	48,962

Indefinite-lived intangible assets:
Tradename	Indefinite	19,200	—	19,200
Total other intangible assets		147,822	79,660	68,162

Goodwill	N/A	43,938	—	43,938
Total goodwill and intangible assets		$191,760	$79,660	$112,100

The following table represents activity related to goodwill and amortizable intangible assets during fiscal 2008:

(in thousands)
Amortizable intangible assets:

Balance as of March 3, 2007	$119,351
Net carrying amount reclassified to other non-current assets (1)	(2,358)
Amortization	(21,732)
Amortizable intangible assets impairment	(46,299)
Balance as of March 1, 2008	$48,962

Indefinite-lived intangible assets:

Balance as of March 3, 2007	$20,200
Indefinite-lived intangible assets impairment	(1,000)
Balance as of March 1, 2008	$19,200

Goodwill:
Balance as of March 3, 2007	$218,222
Acquisition of Clovervale	(591)
Acquisition of Zartic	(1,596)
Goodwill impairment	(172,097)
Balance as of March 1, 2008	$43,938

(1)           Represents a reclassification of intangible assets associated with formulas developed for a National Accounts restaurant chain customer.

8.                                      FINANCING ARRANGEMENTS

Long-term debt is comprised of the following:

	March 1, 2008	March 3, 2007
	(in thousands)
9.875% senior notes, interest payable on January 15 and July 15 of each year, maturing on July 15, 2012 (1)	$125,000	$125,000
Term loan, with floating interest rates, maturing June 30, 2010 (1)	227,000	229,000
Revolving line of credit, maximum borrowings of $40 million with floating interest rates, maturing June 30, 2009 (1)	14,000	800
4.6% to 10.7% capitalized lease obligations maturing through fiscal 2012	2,526	4,044
Total long-term debt	368,526	358,844
Less current installments	367,534	1,558
Long-term debt less current installments	$992	$357,286

(1)           The Company has reclassified its borrowings under the term loan, its revolving line of credit, and its Notes as a result of the default under the Credit Agreement discussed below.

Effective June 30, 2004, the Company obtained a $190 million credit facility, which included a six-year variable-rate $150 million term loan, a five-year variable-rate $40 million revolving credit facility and a $10 million letter of credit subfacility.  Funds available under this facility were available for working capital requirements, permitted investments and general corporate purposes prior to the Company’s current default under its credit agreement.  All of the Company’s indebtedness under the credit facility is secured by a first-priority security interest in substantially all of the Company’s assets.  At March 1, 2008, base rate borrowings under the term loan portion of the facility bear interest at prime rate plus 4.75% to 5.0% determined by the Company’s corporate credit rating and base rate borrowings under the revolving credit portion of the facility bear interest at prime rate plus pricing levels ranging from 4.5% to 5.0% determined by the consolidated leverage ratio of the Company.  At March 1, 2008, the interest rates for base rate borrowings under both the revolving credit facility and the term loans were 11.00% (prime of 6.0% plus 5.0%).  However, the Company reduces its exposure to interest rate fluctuations through the use of LIBOR tranches and interest rate swaps.  The following table summarizes the Company’s outstanding borrowings as of March 1, 2008, including the amount, the respective rate of interest, and the date of expiration.  The interest rates listed below include the impact of interest rate swap agreements in place as of March 1, 2008.

	Amount (in thousands)	Interest Rate	Swap/LIBOR Maturity Date
Term loan LIBOR tranche:	$27,000	6.97%	08/19/08
Term loan Swap tranche:	$25,000	9.14%	08/16/08
Term loan Swap tranche:	$150,000	9.14%	08/16/09
Term loan Swap tranche:	$25,000	8.52%	05/18/09
Revolving credit facility LIBOR tranche:	$14,000	8.84%	04/30/08

On April 3, 2006, the Company entered into Amendment No. 1 to its Credit Agreement (“Amendment No. 1”).  Amendment No. 1 provided for, among other things, a reduction of 0.5% in the per annum interest rate with respect to borrowings under the Company’s term loan.  The applicable interest rate for base rate borrowings under the term loan was decreased from the base rate (which is the greater of the applicable prime rate and ½ of 1% above the Federal Funds Rate) plus 1.50% to such base rate plus 1.00%.  On August 21, 2006, the Company entered into Amendment No. 2 to its Credit Agreement.  Amendment No. 2 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $24.0 million.  On December 11, 2006 the Company entered into Amendment No. 3 to its Credit Agreement.  Amendment No. 3 provided for, among other things, an increase in borrowings with respect to the Company’s term loan totaling $100.0 million and an increase in the per annum interest rate with respect to borrowing under the Company’s term loan to the base rate plus 1.25%.

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

As of March 1, 2008, the Company is not in compliance with certain of the amended covenants of its Credit Agreement.  Failure to meet these covenants allows the lenders under the Company’s credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.  An acceleration under the Company’s credit facility would trigger a cross-default on the indenture governing its senior subordinated notes, thereby allowing the Company’s bondholders to accelerate the repayment of all amounts outstanding on the Notes. The Company is currently exploring various strategic and restructuring alternatives, including a restructuring of its outstanding indebtedness The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient operating cash flows to meet its debt service requirements in the future and to retain the necessary financing to meet its obligations and pay its liabilities when they come due.

Repayment of borrowings under the $150.0 million term loan was initially $375,000 per quarter, which began on September 4, 2004, with a balloon payment of $141.4 million due on June 30, 2010.  The Company made all such scheduled quarterly payments totaling $8.6 million from the inception of the loan and prepayments on the term loan totaling $34.4 million.  As a result of Amendment No. 3, scheduled quarterly repayments were reduced to $250,000 per quarter.  During fiscal 2008, the Company made prepayments of $2.0 million, and as such, is not required to resume scheduled quarterly payments until February 28, 2009.  The remaining outstanding balance of $225.8 million (after considering scheduled quarterly payments of $1.2 million) is due on June 30, 2010.

Effective October 29, 2007 and August 16, 2007, the Company entered into interest rate swap agreements (the “Swaps”) to reduce its exposure to interest rate fluctuations on portions of its term loan.  See Note 14, “Interest Rate Swaps,” herein for further discussion.

Significant assumptions underlie the belief that the Company will meet its amended debt covenants for the next 12 months, including, among other things, that there will be no material adverse developments in the business, liquidity or significant unbudgeted capital requirements of the Company, that there will not be any additional material goodwill impairment charges, and that increased raw material costs can be offset by commensurate increases in prices to customers.  In addition, if the Company is unable to successfully integrate the recently acquired companies, which includes consolidating the financial functions and obtaining planned synergies, integrating key personnel, and the maintenance and growth of the existing business, the Company may be unable to continue to generate sufficient cash flow.  Such inability to generate sufficient cash flow may result in further covenant violations, which could require the Company to refinance all or a portion of its debt, including the Notes and its credit facility, obtain additional financing, which as a result, might not be available for its operations or other purposes, sell some of its assets or operations, reduce or delay capital expenditures, or revise or delay its operations or strategic plans.  If the Company is required to take any of these actions, it could have a material adverse effect on its business and financial condition.  In addition, the Company cannot guarantee it would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements, or that these actions would be permitted under the terms of the Notes or Credit Agreement.

In conjunction with the Acquisition of Pierre, the Company issued the Notes, with interest payable on January 15 and July 15 of each year.  The proceeds of the Notes, together with the equity contributions from MDP and certain members of management and borrowings under the Company’s credit facility, were used to finance the Acquisition of Pierre and to repay outstanding indebtedness.

As of March 1, 2008, the Company had net cash and cash equivalents on hand of net $5.6 million, outstanding borrowings under its revolving credit facility of $14.0 million, and outstanding letters of credit of approximately $6.4 million.  Also as of March 1, 2008, the Company had borrowings under its term loan of $227.0 million and $125.0 million of Notes outstanding.  As of March 3, 2007, the Company had cash and cash equivalents on hand of $0.1 million, outstanding borrowings under its revolving credit facility of $0.8 million, outstanding letters of credit of approximately $3.5 million, and borrowing availability of approximately $35.7 million.  Also as of March 3, 2007, the Company had borrowings under its term loan of $229.0 million and $125.0 million of Notes outstanding.  The Company is required to satisfy certain financial covenants regarding cash flow and capital expenditures.  As discussed above, the Company was in violation of its amended financial covenants as of March 1, 2008, and as such, has no borrowing availability.

Long-Term Debt—Scheduled Maturities, for the Following Fiscal Years Including Capital Leases (1)
(in thousands)
2009	2010	2011	2012	2013	Thereafter	Total

$1,784	$15,531	$226,188	$23	$125,000	$—	$368,526

(1)           The long-term debt maturities above represent the scheduled maturities, however, as a result of the Company’s default under its Credit Agreement, borrowings under the term loan, revolving line of credit, and Notes have been reclassified to current liabilities on the balance sheet.

9.             INCOME TAXES

The income tax provision (benefit) is summarized as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	March 1, 2008	March 3, 2007	March 4, 2006
	(in thousands)
Current:
Federal	$(7,073)	$6,166	$1,605
State	183	258	250
Total current	(6,890)	6,424	1,855

Deferred:
Federal	(38,452)	(5,460)	(947)
State	(1,406)	(117)	(1,373)
Total deferred	(39,858)	(5,577)	(2,320)
Total provision (benefit)	$(46,748)	$847	$(465)

Actual income tax provision (benefit) amounts are different from amounts computed by applying a statutory federal income tax rate to income or loss. The computed amount is reconciled to total income tax provision (benefit).

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	For the Year		For the Year		For the Year
	Ended		Ended		Ended
	March 1, 2008		March 3, 2007		March 4, 2006
		Percent of		Percent of		Percent of
	Amount	Pretax	Amount	Pretax	Amount	Pretax
	(in thousands)	Income	(in thousands)	Income	(in thousands)	Income

Computed (benefit) provision at statutory rate	$(98,048)	34.0%	$926	35.0%	$594	35.0%
Tax effect resulting from:
State and local income taxes, net of federal tax provision (benefit)	(1,982)	0.7	(7)	(0.1)	(52)	(3.1)
Change in estimated effective tax rate	(1,124)	0.4	5	—	(44)	(2.6)
General business credit generated	(43)	—	(7)	(0.1)	(11)	(0.6)
Impact of Ohio law change on deferred taxes	—	—	—	—	(1,115)	(65.7)
Extraterritorial Income Exclusion	—	—	(55)	(2.1)	—	—
Domestic Manufacturing Deduction	280	(0.1)	(160)	(6.1)	(61)	(3.6)
Change in valuation allowance	2,409	(0.8)	58	2.2	—	—
Meals and entertainment	113	—	242	9.2	91	5.3
Permanent differences	(200)	—	(123)	(4.7)	88	5.2
Write-off of Ohio ITC Credits	831	(0.3)	—	—	—	—
Impairment Adjustment for Goodwill	50,986	(17.7)
Other	30	—	(32)	(1.3)	45	2.7
Income tax provision (benefit)	$(46,748)	16.2%	$847	32.0%	$(465)	(27.4)%

The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company’s deferred income tax assets and liabilities for fiscal 2008 and fiscal 2007 is as follows:

	March 1, 2008			March 3, 2007
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in thousands)
Current:
Allowance for doubtful receivables	$186	—	$186	$100	—	$100
Inventory	2,120	—	2,120	2,063	—	2,063
Accrued bonus	1,752	—	1,752	1,791	—	1,791
Accrued promotional expense	2,498	—	2,498	81	—	81
Accrued vacation pay	1,048	—	1,048	726	—	726
Reserve for returns	270	—	270	157	—	157
Reserves - other	1,717	—	1,717	573	—	573
Prepaid expenses	—	(549)	(549)	—	(707)	(707)
Accrued worker’s compensation	475	—	475	387	—	387
Basis difference in assets held for sale	1,880	—	1,880	—	—	—
Fair value of interest rate swap	2,293	—	2,293	—	—	—
Other	386	—	386	—	(12)	(12)
Total current	14,625	(549)	14,076	5,878	(719)	5,159

Non-current:
Property, plant and equipment	—	(8,439)	(8,439)	—	(9,725)	(9,725)
Amortization of intangibles	—	(6,009)	(6,009)	—	(38,463)	(38,463)
Non-qualified deferred compensation plan	751	—	751	532	—	532
Charitable contribution carryforward	56	—	56	—	—	—
General business credit					—	—
carryforward	864	—	864	845	—	845
Alternative minimum tax credit				—	—	—
carryforward	728	—	728	—	—	—
Federal loss carryforward	876	—	876	1,186	—	1,186
State loss carryforward	644	—	644	189	—	189
Ohio investment tax credit	—	—	—	908	—	908
Valuation allowance	(3,547)	—	(3,547)	(1,134)	—	(1,134)
Total non-current	372	(14,448)	(14,076)	2,526	(48,188)	(45,662)
Total current and non-current	$14,997	$(14,997)	$—	$8,404	$(48,907)	$(40,503)

At March 1, 2008, federal net operating loss carryforwards of approximately $4.3 million are available to offset future federal taxable income.  In addition, the Company has state net operating loss carryforwards of approximately $20.3 million.  The federal and state net operating loss carryforwards expire between the years 2022-2024 and 2025-2028, respectively.

As a result of the change in ownership in conjunction with the Acquisition of Pierre, a portion of the federal and state net operating loss carryforwards are subject to limitations on utilization under Internal Revenue Code Section 382.  As such, management has evaluated the Company’s ability to utilize those losses and has determined that it is more likely than not that the loss carryforwards will not be utilized by in the near term.  Consequently, the Company has recorded a valuation allowance against the full amount of carryforwards.

In addition, as of March 1, 2008, the Company has federal charitable contribution carryforwards of $0.2 million and general business credit carryforwards of approximately $0.9 million.  These credit carryforwards are set to expire in 2013 and between the years 2008-2027, respectively.  Also as of March 1, 2008, the Company has AMT credit carryforwards of approximately $0.8 million.  These AMT credit carryforwards have no expiration date.

As a result of the Acquisition of Pierre, a portion of the federal and state credit carryforwards is subject to limitations on utilization under the Internal Revenue Code Section 383.  As such, management has evaluated the Company’s ability to utilize these losses and has determined that it is more likely than not that a portion of the federal and state credits will not be utilized by the Company.  A valuation allowance was recorded against the full amounts of federal general business credits.

In addition, due to the Company’s significant pre-tax book losses, and concerns with regard to the company’s ability to operate as a going concern, a valuation allowance has been recorded against the remaining net deferred tax asset.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes the existing valuation allowances as of March 1, 2008 are appropriate.

The effective tax rate for fiscal 2008 was 16.2% compared to 32.0% for fiscal 2007.  The change in the effective tax rate is primarily due to the impairment of non-deductible goodwill, changes in the Company’s expected pre-tax income (loss) relative to the impact of other permanent items, and an increase in the valuation allowance against deferred tax assets, partially offset by the relative impact of the reversal of previously recorded domestic manufacturing deductions as a result of filing tax loss carryback claims and the elimination of the Extra-Territorial income deduction.

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

The recognition and measurement guidelines of FIN 48 were applied to all of the Company’s material tax positions as of March 4, 2007, resulting in an increase in non-current tax liabilities of $809,000, including accrued interest.  Of this amount, $57,000 was treated as an increase to beginning retained deficit for the cumulative effect of change in accounting principle.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at March 4, 2007	$764
Additions for tax positions of the current fiscal year	720
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(252)
Settlement with tax authorities	—
Expiration of the statute of limitations	—
Balance at March 1, 2008	$1,232

The net change in the amount of unrecognized tax benefits during fiscal 2008 was $468,000.  The total amount of unrecognized income tax benefits as of March 1, 2008, was $1,232,000.  The difference between the total amount of unrecognized tax benefits and the amount that impacts the effective income tax rate relates primarily to deferred tax benefits for temporary differences between book and tax return items.

Due to the presence of tax net operating loss carryforwards, $587,000 of the unrecognized tax benefit is treated as a reduction to the net operating loss carryforwards, and $645,000 is classified as a noncurrent tax liability.

Management has concluded that there will not be a material reduction in the unrecognized tax benefit during the next 12 months based on anticipated tax positions taken in the next 12 months, expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense.  The amount of interest and penalty expense recorded for the fiscal year ended March 1, 2008, was not material.

10.          LEASED PROPERTIES

The Company leases certain autos, machinery and equipment, and furniture and fixtures under leases classified as capital leases.  The leases have original terms ranging from one to six years.  The assets covered under these leases have carrying values of approximately $2,972,000 and $4,603,000 at March 1, 2008 and March 3, 2007, respectively.

The Company also leases machinery and equipment and real estate under operating leases with terms that are effective for varying periods through 2013.  Certain of these leases have remaining renewal clauses, exercisable at the Company’s option.

At March 1, 2008, minimum rental payments required under operating and capital leases are as follows:

	Minimum Rental Payments
	(in thousands)
	Operating Leases	Capital Leases
Fiscal Year	March 1, 2008	March 1, 2008

2009	$5,388	$1,667
2010	1,735	826
2011	182	200
2012	30	23
2013	5	—
Later years	—	—
Total minimum lease payments	$7,340	2,716
Less amount representing interest		(190)
Present value of minimum lease payments under capital leases (see Note 8, “Financing Arrangements”)		$2,526

Rental expense was as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands)
Real estate	$207	$135	$137
Equipment	7,804	4,877	4,355
Total	$8,011	$5,012	$4,492

11.          EMPLOYEE BENEFITS

The Company maintains two 401(k) retirement plans for its employees, both of which provide that the Company will make a matching contribution of up to 50% of an employee’s voluntary contribution, limited to the lesser of 5% of that employee’s annual compensation or $15,500 during fiscal 2008.  Each of the Company’s facilities are covered under one of the 401(k) retirement plans, however, individual employee participation is subject to the terms of each plan.  The Company’s contributions under the plans were approximately $0.7 million, $0.6 million, and $0.5 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively under this plan.

The Company provides employee health insurance benefits to employees.  Prior to January 1, 2008, for each of the years presented, medical benefits were provided through self-insurance group medical plans, and during part of fiscal 2008 and part of fiscal 2007, through both self-insured and fully-insured group medical plans.  Subsequent to January 1, 2008, all medical benefits provided to employees of the Company are done so through self-insurance group medical plans.  The Company’s contributions for the self-insured group medical plans included in operations were approximately $6.4 million, $4.4 million, and $3.7 million, for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.  The Company’s contributions for the fully-insured group medical plans, which were replaced with self-insured group medical plans, included in operations were approximately $1.9 million and $0.4 million during fiscal 2008 and fiscal 2007, respectively.

In connection with the Acquisition of Pierre, the management investors invested approximately $4.9 million in a deferred compensation plan of Holding.  This initial investment was recorded in the financial statements of Holding.  In addition, this deferred compensation plan is funded through a rabbi trust that owns preferred stock of Holding with a stated annual return of 10%.  An additional return of 10% on any unpaid dividends is earned annually on the anniversary date of the plan.  The Company reflects the stated return and corresponding increase in liquidation value as compensation expense in its consolidated statements of operations.  The Company recorded compensation expense of approximately $0.6 million, $0.6 million, and $0.5 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, associated with the deferred compensation plan.  The aggregate liquidation value of the deferred compensation plan was approximately $6.9 million and $6.3 million as of March 1, 2008 and March 3, 2007, respectively.

12.          STOCK-BASED COMPENSATION

Stock Options.  The following table summarizes changes in options granted for fiscal 2008, fiscal 2007, and fiscal 2006:

	Shares	Weighted Average Exercise Price Per Share

Balance at March 5, 2005	127,397	$10.00
Options granted	3,960	$10.00
Options forfeited	5,138	$10.00
Balance at March 4, 2006	126,219	$10.00
Options granted	—	$10.00
Options forfeited	—	$10.00
Balance at March 3, 2007	126,219	$10.00
Options granted	1,284	$10.00
Options forfeited	35,875	$10.00
Balance at March 1, 2008	91,628	$10.00

The following table summarizes shares available for grant and excercisable shares as of March 1, 2008, March 3, 2007, and March 4, 2006:

	March 1, 2008	March 3, 2007	March 4, 2006
Shares available for grant	72,150	37,559	37,559
Shares exercisable	26,055	26,115	16,064

In connection with the election of Scott W. Meader to the Company’s Board of Directors in 2005, Holding entered into a restricted stock agreement with Mr. Meader, pursuant to which Mr. Meader purchased 2,000 shares of common stock of Holding for $10.00 per share. The shares vest as follows: 187 vested upon execution of the restricted stock agreement and the remaining 1,813 vest over 4 ½  years provided that Mr. Meader continues to be a director of the Company and Holding. In the event that he ceases to be a director of the Company or Holding, Holding has an option to repurchase the vested shares at the greater of the fair market value or $10.00 per share and the unvested shares at $10.00 per share. If Holding does not exercise such option, MDP then has the option to purchase the shares on the same terms. The shares are subject to restrictions, including restrictions on transfer, set forth in the Stockholders’ Agreement dated June 30, 2004 among certain stockholders of Holding.

In addition, effective January 10, 2008, the Board of Directors of Holding adopted a restricted stock plan pursuant to which common shares of Holding may be issued to officials, employees and consultants of the Company, subject to vesting restrictions.  A total of 200,000 restricted shares may be issued under such plan.  In connection with their employment with the Company, 5,000 shares of restricted common stock of Holding were sold to each of Mr. Schroder and Ms. Hughes for $0.25 per share.  In addition, 10,000 restricted shares were sold to other employees of the Company for $0.25 per share in fiscal 2008.  No compensation expense was recorded in fiscal 2008 related to these shares.

13.          DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At March 1, 2008 excluding long-term debt, the book values of each of the nonderivative financial instruments recorded in the Company’s balance sheet are considered representative of fair value due to variable interest rates, short terms to maturity and/or short length of time outstanding.

The fair value of the Company’s Notes is estimated based on quoted market prices and interest rates currently available for issuance of debt with similar terms and maturities.  As of March 1, 2008 and March 3, 2007, the fair value of the Notes was approximately $82,500,000 and $130,625,000, respectively.  The carrying value of all other long-term debt is considered representative of its fair value as of March 1, 2008 and March 3, 2007 due to variable interest rates.

14.                               INTEREST RATE SWAPS

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

The Company accounts for derivative financial instruments in accordance with SFAS 133 at fair value.  SFAS 133 requires that all derivatives be recorded at fair value on the balance sheet as either assets or liabilities.  Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship.  For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving an offsetting change in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method).  The Company did not designate its derivative financial instruments as hedges for accounting purposes, and as a result,  the change in fair value is recorded as interest expense.

Effective October 29, 2007 and August 16, 2007, the Company entered into the Swaps to reduce its exposure to interest rate fluctuations on portions of its term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows.  The Swaps have notional amounts of $25.0 million and $175.0 million with fixed rates of 4.52% and 5.14%, respectively, thereby effectively converting portions of the floating rate term debt to fixed rate obligations of 8.52% and 9.14%, respectively, as of March 1, 2008 (4.52% and 5.14% plus applicable margin).  The October 29, 2007 swap will expire on May 18, 2009.  A portion of the August 16, 2007 swap with a notional amount of $25.0 million will expire on August 16, 2008, with the remaining $150.0 million expiring on August 16, 2009.  The difference between the three-month LIBOR rate and respective swap rates will be settled in cash on the interest payment dates.  The change in the fair value of the Swaps of approximately $6.9 million is reflected as an increase in interest expense in fiscal 2008.  As of March 1, 2008, the Company has recorded a liability totaling $6.9 million to recognize the Swaps at fair value.

15.                               BUSINESS SEGMENT

During fiscal 2008, fiscal 2007, and fiscal 2006, the Company operated solely in one reportable segment, with the exception of certain immaterial distribution services by Zar Tran to third parties in fiscal 2008 and fiscal 2007.  Sales by major product line are as follows:

	Net Revenues by Source
	(in millions)
	Fiscal 2008	Fiscal 2007	Fiscal 2006
Food processing
Fully-cooked protein products	$359.5	$263.2	$254.8
Ready-to-cook protein products	32.6	6.7	—
Microwaveable sandwiches	204.9	195.5	168.4
Bakery products and other	46.3	22.4	8.4
Total food processing	$643.3	$487.8	$431.6

Substantially all revenues and long-lived assets are derived from and reside in the United States.

16.          COMMITMENTS, CONTINGENCIES, AND CONTRACTUAL OBLIGATIONS

Letters of Credit.  The Company provided a letter of credit in the amount of $5.7 million, $2.8 million, and $5.5 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, to its insurance carrier for the underwriting of certain performance bonds.  The current letter of credit expires in the Company’s fiscal year ending February 28, 2009.  The Company also provides secured letters of credit to its insurance carriers for outstanding and potential workers’ compensation and general liability claims.  Letters of credit for these claims totaled $675,000 in both fiscal 2008 and fiscal 2007, and $110,000 in fiscal 2006.

Legal Proceedings.  The Company is involved in various legal proceedings.  Management believes, based on the advice of legal counsel, that the outcome of such proceedings will not have a material adverse effect on the Company’s financial position or future results of operations and cash flows.  See Note 19 – “Legal Proceedings,” for further discussion of proceedings as of March 1, 2008.

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

Initially, the Company recorded a net long-term liability to the selling shareholders totaling $10.3 million for the estimated obligations under the tax sharing and indemnification agreement.  During the Company’s fiscal 2007 year, the Company increased the estimated obligation under the tax sharing and indemnification agreement by approximately $1.3 million based on the differences in the tax rate initially used to estimate the liability, the actual payments to the selling shareholders, and the estimated remaining obligation to the selling shareholders.  The adjustment to the liability to the selling shareholders resulted in a corresponding increase in goodwill related to the Acquisition of Pierre.

As of March 1, 2008, the Company has utilized $24.2 million of the Deal Related NOLs and $1.7 million in other deal related expenses.  Also as of March 1, 2008, the Company has submitted payments based on the tax benefits received, net of other tax assessments due to the Company from the selling shareholders, to an escrow account (approximately $4.0 million) and directly to the selling shareholders (approximately $5.7 million).  As of March 1, 2008, the Company has a remaining liability to the selling shareholders totaling $1.9 million (which reflects the aforementioned $1.3 million adjustment during fiscal 2007).  Payments totaling $0.3 million were made to the selling shareholders during fiscal 2008.  Of the remaining liability, approximately $0.1 million is classified as current, as the Company expects to submit payments to the selling shareholders during its fiscal 2009 year.  The remaining liability is classified as long-term based on the expected timing of the remaining payments to the selling shareholders.  The Company expects to fully utilize the Deal Related NOLs and other deal related expenses; however, the timing of the future payments of the long-term portion is unknown.

17.          SUPPLEMENTAL CASH FLOW DISCLOSURES—CASH PAID (RECEIVED) DURING THE PERIOD AND NON-CASH TRANSACTIONS

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands)
Cash paid (received) during the period for:
Interest, net	$35,676	$19,705	$20,558
Income taxes, net	$(4,763)	$9,467	$600

Non-cash transactions:
Liability to selling shareholders	$—	$1,329	$—

Acquisition of Zartic adjustments:
Adjustment of accounts receivable to fair value	$(215)	$—	$—
Adjustment of inventory to fair value	$2,184	$—	$—
Adjustment of accounts payable to fair value	$3	$—	$—
Adjustment of other current assets to fair value	$156	$—	$—
Adjustment of other accrued liabilities to fair value	$1,088	$—	$—
Adjustment of other long-term liabilities to fair value	$(505)	$—	$—

Other transactions:
Reclassification of property, plant, and equipment to other assets as a result of plant fire (1)	$815	$—	$—
Capital lease additions	$18	$—	$—
Reclassification of property, plant, and equipment to assets held for sale	$4,048	$—	$—
Reclassification of formulas related to other intangible assets to other assets	$2,358	$—	$—

(1)   See discussion in Note 1, “Basis of Presentation and Acquisitions” herein.

18.          TRANSACTIONS WITH RELATED PARTIES

Norbert J. Woodhams, one of the Company’s Vice Presidents, is the son of Norbert E. Woodhams, the Company’s President and Chief Executive Officer, and a director and Chairman of the Board.  In fiscal 2008, Norbert J. Woodhams received a base salary of $140,000 and did not earn a bonus under the Company’s annual cash incentive plan.  In fiscal 2007, Norbert J. Woodhams received a base salary of $117,000 and earned a bonus of $40,000 under the Company’s annual cash incentive plan.  The base salary and cash incentive earned by Norbert J. Woodhams is consistent with the earnings of other Company employees with similar responsibilities.

The Company utilizes an independent food broker owned by a family member of Anthony J. Schroder, the Company’s Senior Vice President of Sales.  This independent food broker provides services including, but not limited to, selling Pierre’s products, processing purchase orders from distributors, managing pricing, providing samples to customers, participation in trade shows, and training sales representatives to sell Pierre’s product.  The Company compensates this broker primarily by payment of sales commissions, which is consistent with compensation to its other independent food brokers.  The Company paid sales commissions to this broker totaling $120,000 in fiscal 2008.

The Company and its Audit Committee have adopted written procedures, which restrict and govern related party transactions.  Pursuant to those procedures, any related party transaction that would be required to be reported in this report, must first be presented to and approved by the Company’s Chief Executive Officer and Chief Financial Officer, and if the transaction is material, also by the Audit Committee before the Company makes a binding commitment to the related party.

19.          LEGAL PROCEEDINGS

On March 20, 2006, Hamilton County Department of Environmental Services (“HCDOES”) sent a Notice of Violation (“NOV”) to the Company alleging that the Company’s Cincinnati, Ohio facility violated its permit limits for particulate matter (“PM”) from certain cooking operations and reserved the right to pursue an enforcement action and a civil penalty in the future.  On July 7, 2006, HCDOES sent another NOV to the Company alleging that the Company was in violation of its permit limits for PM emissions and again reserved the right to pursue an enforcement action in the future.

On May 21, 2007, the Director of the Ohio EPA invited the Company to enter into consent findings and orders with the Ohio EPA, in lieu of referral to the Ohio Attorney General’s Office and the filing of an enforcement action in court.  On August 31, 2007, the Company settled claims with Ohio EPA for $125,000, without any admission of liability.  In response to the NOVs, the Company has purchased and installed emissions control equipment costing approximately $1.8 million to comply with relevant laws.

The Company is cooperating with authorities in all aspects of these matters.  The Company applied for modified permits to install (“PTIs”) on August 14, 2007 for the emission sources at the plant and also submitted a PTI application on September 20, 2007, for process water heaters at the plant to come into compliance with applicable regulatory requirements.  These PTI applications are currently being reviewed and processed by HCDOES.  In connection with the PTI applications review, HCDOES requested on October 5, 2007 that the Company assess fugitive emissions from its cooking operations and provide that assessment to the agency.  The Company’s environmental consultant conducted a fugitive emissions assessment and has re-submitted its PTI applications to HCDOES, which is currently processing those applications.

On August 16, 2006, the Company purchased the stock of Clovervale through a Share and Asset Purchase Agreement (“Clovervale Agreement”).  The Clovervale Agreement included certain indemnities granted by the selling shareholder to the Company, including an indemnity for environmental non-compliance that was not disclosed by the selling shareholder in the Clovervale Agreement.  On July 24, 2007, the Company received notification from the City of Amherst Building and Utilities Department that the Company’s Clovervale facility, which was acquired as part of the Acquisition of Clovervale, was in violation of the city’s ordinance for high strength oil and grease discharges.  The City of Amherst requested that the Company meet with the City and comply with wastewater discharge requirements.  The Company’s environmental consultant is assessing compliance with the City of Amherst wastewater discharge requirements and although the extent of noncompliance and possible costs to comply are unknown at this point, the Company has made a claim for indemnity with the selling shareholder under the Clovervale Agreement.

Zartic, LLC and Pierre Foods, Inc. recently have received grand jury subpoenas requesting production of documents relating to sales to certain prime vendors to the U.S. Department of Defense.  Zartic, LLC and Pierre Foods, Inc. are in the process of responding to the subpoenas and the Company is incurring legal fees and expenses as a result. Although the Company has not been advised that it is a target of the investigation, because the grand jury’s investigation is not complete, the Company is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss that may result from the investigation.

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

20.          SUBSIDIARY GUARANTORS

Each of the subsidiaries of Pierre Foods, Inc. fully and unconditionally guarantees the Notes on a joint and several basis.  The subsidiaries resulting from the Acquisition of Clovervale and the Acquisition of Zartic became guarantors from the date of their respective acquisitions in fiscal 2007.  Fresh Foods Properties, LLC, which was the only subsidiary of Pierre Foods, Inc. prior to fiscal 2007, is inactive and holds two trademarks that are not currently in use by the Company.  The following presents financial information about Pierre Foods, Inc., as the issuer of the Notes, and the guarantor subsidiaries.  Pierre has no non-guarantor subsidiaries.  Intercompany transactions are eliminated.

The following supplemental condensed statements of operations for the year ended March 1, 2008, condensed balance sheets as of March 1, 2008 and March 3, 2007, and the supplemental condensed statements of cash flows for the year ended March 1, 2008, depict in separate columns, the issuer (Pierre Foods, Inc.), the subsidiaries, all of which are guarantors, elimination adjustments, and the consolidated total.  The financial information follows the legal structure of the Company and therefore, may not necessarily be indicative of the results of operations or financial position of the Company, including the subsidiaries, had they been operated as independent entities.

Pierre Foods, Inc.

Condensed Statements of Operations

For the Year Ended March 1, 2008

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total
	(in thousands)

REVENUES, NET:
Customers	$633,699	$9,571	$—	$643,270
Intercompany	—	183,006	(183,006)	—
Total revenues, net	633,699	192,577	(183,006)	643,270

COSTS AND EXPENSES:
Cost of goods sold	497,214	172,621	(172,621)	497,214
Selling, general, and administrative expenses	115,966	16,303	(5,890)	126,379

Impairment of goodwill, other intangible assets, and other non-current assets	187,906	34,471		222,377
Impairment of fixed assets	—	6,925	—	6,925
(Gain) loss on disposition of property, plant, and equipment, net	287	115	—	402
Depreciation and amortization	29,765	11,290	(4,495)	36,560

Total costs and expenses	831,138	241,725	(183,006)	889,857

OPERATING INCOME (LOSS)	(197,439)	(49,148)	—	(246,587)

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(41,857)	(399)	—	(42,256)
Other income	490	—	—	490
Interest expense and other income, net	(41,367)	(399)	—	(41,766)

LOSS BEFORE INCOME TAX BENEFIT	(238,806)	(49,547)	—	(288,353)

INCOME TAX BENEFIT	29,679	17,069	—	46,748

EQUITY IN NET LOSS OF SUBSIDIARIES	(32,478)	—	32,478	—

NET LOSS	$(241,605)	$(32,478)	$32,478	$(241,605)

Pierre Foods, Inc.

Condensed Statement of Operations

For the Year Ended March 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total
	(in thousands)

REVENUES, NET:
Customers	$451,674	$36,169	$—	$487,843
Intercompany	—	12,551	(12,551)	—
Total revenues, net	451,674	48,720	(12,551)	487,843

COSTS AND EXPENSES:
Cost of goods sold	316,859	38,991	(11,686)	344,164
Selling, general, and administrative expenses	78,803	7,466	(865)	85,404
(Gain) loss on disposition of property, plant, and equipment, net	5	(7)	—	(2)
Depreciation and amortization	27,275	3,093	—	30,368

Total costs and expenses	422,942	49,543	(12,551)	459,934

OPERATING INCOME (LOSS)	28,732	(823)	—	27,909

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(23,429)	(1,948)	—	(25,377)
Other income	95	20	—	115
Interest expense and other income, net	(23,334)	(1,928)	—	(25,262)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	5,398	(2,751)	—	2,647

INCOME TAX BENEFIT (PROVISION)	(1,814)	967	—	(847)

EQUITY IN NET LOSS OF SUBSIDIARIES	(1,784)	—	1,784	—

NET INCOME (LOSS)	$1,800	$(1,784)	$1,784	$1,800

Pierre Foods, Inc.

Condensed Balance Sheet

March 1, 2008

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total
	(in thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,534	$27	$—	$5,561
Accounts receivable, net	45,477	944	—	46,421
Inventories	56,161	8,525	—	64,686
Refundable income taxes	(6,215)	13,000	—	6,785
Deferred income taxes	9,840	4,236	—	14,076
Assets held for sale	—	4,048	—	4,048
Prepaid expenses and other current assets	3,880	1,030	—	4,910

Total current assets	114,677	31,810	—	146,487

PROPERTY, PLANT, AND EQUIPMENT, NET	52,359	28,001	—	80,360

OTHER ASSETS:
Other intangibles, net	50,328	17,834	—	68,162
Goodwill	43,938	—	—	43,938
Deferred loan origination fees	7,111	—	—	7,111
Investment in subsidiaries	78,539	—	(78,539)	—
Intercompany accounts	—	7,423	(7,423)	—
Other	3,037	363	—	3,400

Total other assets	182,953	25,620	(85,962)	122,611

Total Assets	$349,989	$85,431	$(85,962)	$349,458

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$366,167	$1,367	$—	$367,534
Trade accounts payable	14,992	7,965	—	22,957
Accrued payroll and payroll taxes	5,538	2,364	—	7,902
Accrued interest	2,394	—	—	2,394
Accrued promotions	6,058	—	—	6,058
Accrued taxes (other than income and payroll)	792	207	—	999
Accrued interest-swap liability	6,866	—	—	6,866
Other accrued liabilities	3,572	3,086	—	6,658

Total current liabilities	406,379	14,989	—	421,368

LONG–TERM DEBT, less current installments	282	710	—	992

DEFERRED INCOME TAXES	22,883	(8,807)	—	14,076

INTERCOMPANY ACCOUNTS	7,423	—	(7,423)	—

OTHER LONG–TERM LIABILITIES	4,853	—	—	4,853

Total Liabilities	441,820	6,892	(7,423)	441,289

SHAREHOLDER’S EQUITY:
Common stock – Class A, 100,000 shares authorized, issued, and outstanding at March 1, 2008	150,199	112,800	(112,800)	150,199
Accumulated deficit	(242,030)	(34,261)	34,261	(242,030)

Total shareholder’s equity	(91,831)	78,539	(78,539)	(91,831)

Total Liabilities and Shareholder’s Equity	$349,989	$85,431	$(85,962)	$349,458

Pierre Foods, Inc.

Condensed Balance Sheet

March 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total
	(in thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50	$39	$—	$89
Accounts receivable, net	35,546	10,593	—	46,139
Inventories	51,001	17,495	—	68,496
Refundable income taxes	4,613	—	—	4,613
Deferred income taxes	4,377	782	—	5,159
Prepaid expenses and other current assets	3,562	1,991	—	5,553

Total current assets	99,149	30,900	—	130,049

PROPERTY, PLANT, AND EQUIPMENT, NET	56,955	41,605	—	98,560

OTHER ASSETS:
Other intangibles, net	110,382	29,169	—	139,551
Goodwill	187,864	30,358	—	218,222
Deferred loan origination fees	8,267	—	—	8,267
Investment in subsidiaries	111,665	—	(111,665)	—
Intercompany accounts	2,896	670	(3,566)	—
Other	4,840	341	—	5,181

Total other assets	425,914	60,538	(115,231)	371,221

Total Assets	$582,018	$133,043	$(115,231)	$599,830

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt	$190	$1,368	$—	$1,558
Trade accounts payable	12,698	7,869	—	20,567
Accrued interest	5,569	—	—	5,569
Accrued payroll and payroll taxes	4,712	2,404	—	7,116
Accrued promotions	2,479	799	—	3,278
Accrued taxes (other than income and payroll)	834	262	—	1,096
Other accrued liabilities	2,436	675	—	3,111

Total current liabilities	28,918	13,377	—	42,295

LONG-TERM DEBT, less current installments	355,249	2,037	—	357,286

DEFERRED INCOME TAXES	43,542	2,120	—	45,662

INTERCOMPANY ACCOUNTS	670	2,896	(3,566)	—

OTHER LONG-TERM LIABILITIES	3,819	948	—	4,767

Total Liabilities	432,198	21,378	(3,566)	450,010

SHAREHOLDER’S EQUITY:
Common stock – Class A, 100,000 shares authorized, issued, and outstanding at March 3, 2007	150,188	113,448	(113,448)	150,188
Retained deficit	(368)	(1,783)	1,783	(368)

Total shareholder’s equity	149,820	111,665	(111,665)	149,820

Total Liabilities and Shareholder’s Equity	$582,018	$133,043	$(115,231)	$599,830

Pierre Foods, Inc.

Condensed Statement of Cash Flows

For the Year Ended March 1, 2008

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(12,392)	$15,475	$—	$3,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in the Acquisition of Zartic	(63)	—	—	(63)
Net cash provided by the Acquisition of Clovervale	711	—	—	711
Intercompany accounts	9,649	—	(9,649)	—
Capital expenditures	(3,227)	(4,545)	—	(7,772)
Casualty insurance proceeds	1,000	—	—	1,000
Proceeds from sale of plant, property and equipment	—	35	—	35
Net cash provided by (used in) investing activities	$8,070	$(4,510)	(9,649)	$(6,089)

CASH FLOWS ON FINANCING ACTIVITIES:
Net borrowings on revolving credit agreement	13,200	—	—	13,200
Principal payments on long-term debt	(2,190)	(1,328)	—	(3,518)
Intercompany accounts	—	(9,649)	9,649	—
Loan origination fees	(1,215)	—	—	(1,215)
Capital contributions (return of capital to parent), net	11	—	—	11
Net cash provided by (used in) financing activities	$9,806	$(10,977)	9,649	$8,478

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,484	(12)	—	5,472

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50	39	—	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,534	$27	$—	$5,561

Pierre Foods, Inc.

Condensed Statement of Cash Flows

For the Year Ended March 3, 2007

	Pierre Foods, Inc.	Guarantor
	(Issuer)	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$13,269	$528	$—	$13,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in the Acquisition of Zartic	(91,603)	—	—	(91,603)
Net cash provided by the Acquisition of Clovervale	(21,845)	—	—	(21,845)
Intercompany accounts	(2,226)	—	2,226	—
Capital expenditures	(7,868)	(790)	—	(8,658)
Proceeds from sale of plant, property and equipment	—	23	—	23
Net cash provided by (used in) investing activities	$(123,542)	$(767)	2,226	$(122,083)

CASH FLOWS ON FINANCING ACTIVITIES:
Net borrowings on revolving credit agreement	800	—	—	800
Principal payments on long-term debt	(14,353)	(336)	—	(14,689)
Borrowing under new term loan	124,000	—	—	124,000
Repayment of debt in conjunction with the Acquisition of Clovervale	—	(1,612)	—	(1,612)
Intercompany accounts	—	2,226	(2,226)	—
Loan origination fees	(2,627)	—	—	(2,627)
Return of capital to parent, net	(38)	—	—	(38)
Net cash provided by (used in) financing activities	$107,782	$278	(2,226)	$105,834

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,491)	39	—	(2,452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,541	—	—	2,541

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50	$39	$—	$89

21.          SUBSEQUENT EVENTS

Subsequent to the Company’s fiscal 2008 year end, the Company notified the administrative agent for its credit facility, Wachovia Bank, that the Company was not able to meet the financial covenants contained in the facility as of March 1, 2008.  On June 2, 2008, the Company’s lenders sent the Company a notice indicating that all borrowings under the facility shall bear a default rate of interest beginning February 29, 2008.  The default rate is 2% higher than the non-default rate and has resulted in an additional $1.2 million in interest as of May 31, 2008.  On June 2, 2008, the Company’s lenders also sent a notice to the Company indicating that it was in default for failing to deliver its audited financial statements and report to the lenders.  As a result of these defaults, the Company’s lenders are entitled to various rights and remedies, including, among others, the right to accelerate the indebtedness under the facility and to foreclose on the security for the facility.  In addition, as a result of these defaults, the Company is currently prohibited from borrowing under its revolving credit facility.  Furthermore, the default under the senior credit facility has caused a cross-default under the Company’s Swap Agreement.  On June 16, 2008, the Company voluntarily terminated its swap agreement. As a result of the termination, the approximately $4.0 million in net settlement payments will be due and payable upon demand.  The Company does not currently have cash available to satisfy these obligations if they were to be accelerated or payment demanded.

On May 2, 2008, the Company entered into an agreement to sell its administrative offices, in addition to the furniture and fixtures therein, located in Rome, Georgia for approximately $1.0 million.  Payment was received by the Company on May 13, 2008, all of which the Company paid to the senior lenders.  The sale closed on May 12, 2008.  The administrative offices, and the furniture and fixtures therein, are classified as assets held-for-sale in the consolidated balance sheet as of March 1, 2008.  See Note 6, “Assets Held for Sale,” for further discussion.

On July 14, 2007, the Company’s meat processing plant located in Hamilton, Alabama was destroyed by a fire and was deemed to be a complete loss.  During fiscal 2008, the Company received a $1.0 million advance on the property portion of the insurance claim. Subsequent to fiscal 2008 yearend, the Company received a second advance of $1.0 million on the property portion of the insurance claim and an initial advance of $1.0 million on the business interruption portion of the claim.

22.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2008 Quarters Ended
	June 2, 2007	September 1, 2007	December 1, 2007	March 1, 2008
	(in thousands, except for per share amounts)

Revenues, net	$157,501	$151,498	$177,124	$157,147
Costs and expenses	$155,784	$155,301	$177,391	$401,381
Operating income (loss)	$1,717	$(3,803)	$(267)	$(244,234)
Net loss	$(4,320)	$(8,156)	$(7,514)	$(221,616)
Net loss per common share—basic and diluted	$(43.20)	$(81.56)	$(75.14)	$(2,216.16)

	Fiscal 2007 Quarters Ended
	June 3, 2006	September 2, 2006	December 2, 2006	March 3, 2007
	(in thousands, except for per share amounts)

Revenues, net	$105,755	$98,913	$127,137	$156,037
Costs and expenses	$99,241	$93,095	$116,976	$150,621
Operating income	$6,514	$5,818	$10,161	$5,416
Net income (loss)	$680	$130	$2,762	$(1,772)
Net income (loss) per common share—basic and diluted	$6.80	$1.30	$27.62	$(17.72)

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

/s/ NORBERT E. WOODHAMS	/s/ CYNTHIA S. HUGHES
Norbert E. Woodhams	Cynthia S. Hughes
President and Chief Executive Officer	Vice President and Chief Financial Officer

/s/ JOSEPH W. MEYERS
Joseph W. Meyers
Vice President, Finance